Form 10-Q/A
period 2018-06-30
ESTABLISHMENT LABS HOLDINGS INC.
filed 2018-09-13
CIK 1688757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No.1)
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

EXPLANATORY NOTE
The sole purpose of this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2018, or the Form 10-Q, as filed with the Securities and Exchange Commission on August 14, 2018, is to furnish Exhibit 101 to the Form 10-Q which contains the XBRL, or eXtensible Business Reporting Language, Interactive Data File for the financial statements and notes included in Part I, Item 1 of the Form 10-Q. As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 was required to be furnished by amendment within 30 days of the original filing date of the Form 10-Q. No changes have been made to the Form 10-Q other than the furnishing of Exhibit 101 described above.
This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

ITEM 16. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)     Exhibits.

Exhibits	Description
10.21+#	Employment Agreement, effective August 10, 2018, by and between Establishment Labs Holdings Inc. and Renee Gaeta
31.1#	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
# Previously filed August 14, 2018 as an exhibit with the Quarterly Report on Form 10-Q of Establishment Labs Holdings Inc. for the period ended June 30, 2018.
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

ESTABLISHMENT LABS HOLDINGS INC.

		By:	/s/ Juan José Chacón Quirós

Date:	September 13, 2018	By:	Juan José Chacón Quirós
		Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date:	September 13, 2018	By:	/s/ Renee Gaeta

		Name:	Renee Gaeta
		Title:	Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

3