Form 10-Q
period 2018-09-30
ESTABLISHMENT LABS HOLDINGS INC.
filed 2018-11-13
CIK 1688757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒
The number of the registrant’s common shares outstanding as of November 9, 2018 was 20,538,321.

i

EXPLANATORY NOTE

In this report, unless the context indicates otherwise, the terms “Establishment Labs,” “Company,” “we”, “us” and “our” refer to Establishment Labs Holdings Inc., a British Virgin Islands entity, and its consolidated subsidiaries.
We own, or have rights to, trademarks and trade names that we use in connection with the operation of our business, including Establishment Labs and our logo as well as other brands such as Motiva Implants, SilkSurface/SmoothSilk, VelvetSurface, ProgressiveGel, TrueMonobloc, BluSeal, Divina, Ergonomix and MotivaImagine, among others. Other trademarks and trade names appearing in this report are the property of their respective owners. Solely for your convenience, some of the trademarks and trade names referred to in this report are listed without the ® and TM symbols, but we will assert, to the fullest extent under applicable law, our rights to our trademarks and trade names.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash	$65,577	$10,864
Accounts receivable, net of allowance for doubtful accounts of $1,488 and $1,512	18,248	13,108
Inventory	15,365	13,173
Prepaid expenses and other current assets	5,597	2,237
Total current assets	104,787	39,382
Long-term assets:
Property and equipment, net of accumulated depreciation of $4,637 and $3,179	12,892	13,500
Goodwill	465	465
Intangible assets, net of accumulated amortization of $1,038 and $573	2,970	3,401
Restricted cash	75	75
Other non-current assets	283	272
Total assets	$121,472	$57,095
Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$5,492	$9,131
Accrued liabilities	5,861	2,326
Notes payable related party, including accrued interest	—	4,921
Note payable, Madryn, net of debt discount and issuance costs	—	19,167
Madryn put option	—	20,302
Madryn call option	—	360
Other liabilities, short term	3,498	1,228
Total current liabilities	14,851	57,435
Long-term liabilities:
Note payable, Madryn, net of debt discount and issuance costs	21,486	—
Madryn put option	4,717	—
Other liabilities, long term	3,431	4,673
Total liabilities	44,485	62,108
Commitments and contingencies (Note 7)
Shareholders’ equity (deficit):
Ordinary shares - $1.00 par value (class A and B), zero and 21,206,630 shares authorized at September 30, 2018 and December 31, 2017, respectively; zero and 13,427,536 shares issued at September 30, 2018 and December 31, 2017, respectively; zero and 12,206,326 shares outstanding at September 30, 2018 and December 31, 2017, respectively	—	13,427
Ordinary shares - no par value (class C, D, E, F, G and G-1), zero and 2,316,169 shares authorized at September 30, 2018 and December 31, 2017, respectively; zero and 2,316,169 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	—	27,840
Common shares - zero par value, unlimited amount and 84,050,000 shares authorized at September 30, 2018 and December 31, 2017, respectively; 20,539,095 and zero shares issued at September 30, 2018 and December 31, 2017, respectively; 20,131,025 and zero shares outstanding at September 30, 2018 and December 31, 2017, respectively	144,612	—
Additional paid-in-capital	12,891	27,986
Treasury shares, at cost, 408,070 and 1,221,210 shares held at September 30, 2018 and December 31, 2017, respectively	(2,854)	(6,465)
Accumulated deficit	(78,461)	(67,877)
Accumulated other comprehensive income	799	76
Total shareholders’ equity (deficit)	76,987	(5,013)
Total liabilities and shareholders’ equity (deficit)	$121,472	$57,095

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$16,286	$7,324	$44,811	$22,870
Cost of revenue	6,173	3,720	18,566	11,731
Gross profit	10,113	3,604	26,245	11,139
Operating expenses:
Sales, general and administrative	12,985	8,139	32,462	22,114
Research and development	3,174	1,436	9,026	4,420
Total operating expenses	16,159	9,575	41,488	26,534
Loss from operations	(6,046)	(5,971)	(15,243)	(15,395)
Interest income	5	3	9	9
Interest expense	(2,204)	(6,691)	(6,548)	(8,632)
Change in fair value of derivative instruments	11,420	2,095	15,945	(2,104)
Change in fair value of contingent consideration	(694)	—	(1,446)	—
Initial public offering expenses	—	—	—	(1,585)
Other income (expense), net	(1,274)	(79)	(3,238)	(21)
Income (loss) before income taxes	1,207	(10,643)	(10,521)	(27,728)
Benefit (provision) for income taxes	99	(31)	(63)	(36)
Net income (loss)	$1,306	$(10,674)	$(10,584)	$(27,764)

Basic net income (loss) per share	$0.07	$(1.21)	$(0.66)	$(3.15)
Diluted net income (loss) per share	$0.06	$(1.21)	$(0.66)	$(3.15)
Weighted average outstanding shares used for basic net income (loss) per share	19,152,995	8,824,807	16,146,675	8,824,807
Weighted average outstanding shares used for diluted net income (loss) per share	20,123,297	8,824,807	16,146,675	8,824,807

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$1,306	$(10,674)	$(10,584)	$(27,764)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	200	(49)	723	(37)
Other comprehensive gain (loss)	200	(49)	723	(37)
Comprehensive income (loss)	$1,506	$(10,723)	$(9,861)	$(27,801)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statement of Shareholders’ Deficit
(Unaudited) (In thousands, except share data)

	Common Shares		Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2018	—	$—	15,743,705	$41,267	(1,221,210)	$(6,465)	$27,986	$(67,877)	$76	$(5,013)
Issuance of ordinary shares	—	—	100,615	1,610	—	—	—	—	—	1,610
Stock option exercises	—	—	106,248	106	—	—	330	—	—	436
Share-based compensation	—	—	42,025	42	—	—	701	—	—	743
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	(6)	(6)
Net loss	—	—	—	—	—	—	—	(6,530)	—	(6,530)
Balances at March 31, 2018	—	—	15,992,593	43,025	(1,221,210)	(6,465)	29,017	(74,407)	70	(8,760)
Issuance of ordinary shares	—	—	910,559	14,570	—	—	(78)	—	—	14,492
Stock option exercises	—	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	55,232	55	—	—	1,415	—	—	1,470
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	529	529
Net loss	—	—	—	—	—	—	—	(5,360)	—	(5,360)
Balances at June 30, 2018	—	—	16,958,384	57,650	(1,221,210)	(6,465)	30,354	(79,767)	599	2,371
Issuance of common shares, IPO	4,272,568	70,055	—	—	—	—	—	—	—	70,055
Stock option exercises	19,343	180	—	—	—	—	—	—	—	180
Warrant exercises	31,474	121	—	—	—	—	—	—	—	121
Share-based compensation	—	—	70,466	71	—	—	2,683	—	—	2,754
Retirement of treasury shares	—	—	(813,140)	(813)	813,140	3,611	(2,798)	—	—	—
Conversion of ordinary shares to common shares	16,215,710	74,256	(16,215,710)	(56,908)	—	—	(17,348)	—	—	—
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	200	200
Net income	—	—	—	—	—	—	—	1,306	—	1,306
Balances at September 30, 2018	20,539,095	$144,612	—	$—	(408,070)	$(2,854)	$12,891	$(78,461)	$799	$76,987

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statement of Shareholders’ Deficit
(Unaudited) (In thousands, except share data)

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2017	7,118,753	$7,118	(813,140)	$(3,611)	$3,038	$(32,980)	$—	$(26,435)
Issuance of ordinary shares	1,317,964	14,723	—	—	—	—	—	14,723
Share-based compensation	61,184	61	—	—	1,061	—	—	1,122
Foreign currency translation gain (loss)	—	—	—	—	—	—	(8)	(8)
Net loss	—	—	—	—	—	(4,999)	—	(4,999)
Balances at March 31, 2017	8,497,901	21,902	(813,140)	(3,611)	4,099	(37,979)	(8)	(15,597)
Issuance of ordinary shares	317,696	3,591	—	—	—	—	—	3,591
Cumulative change in accounting principle (adoption of ASU 2017-11)	—	—	—	—	958	—	—	958
Share-based compensation	37,254	37	—	—	663	—	—	700
Foreign currency translation gain (loss)	—	—	—	—	—	—	20	20
Net loss	—	—	—	—	—	(12,091)	—	(12,091)
Balances at June 30, 2017	8,852,851	25,530	(813,140)	(3,611)	5,720	(50,070)	12	(22,419)
Issuance of ordinary shares	394,795	5,527	—	—	—	—	—	5,527
Extinguishment of warrants with related party	207,716	208	—	—	2,192	—	—	2,400
Share-based compensation	42,026	42	—	—	526	—	—	568
Repurchase of shares	—	—	(408,070)	(2,854)	—	—	—	(2,854)
Conversion of related party convertible notes payable	5,869,417	5,869	—	—	18,383	—	—	24,252
Foreign currency translation gain (loss)	—	—	—	—	—	—	(49)	(49)
Net loss	—	—	—	—	—	(10,674)	—	(10,674)
Balances at September 30, 2017	15,366,805	$37,176	(1,221,210)	$(6,465)	$26,821	$(60,744)	$(37)	$(3,249)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(10,584)	$(27,764)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,041	1,351
Provision for doubtful accounts	25	650
Share-based compensation	4,966	2,390
Loss from disposal of property and equipment	76	—
Write off of deferred offering costs	—	1,585
Unrealized foreign currency (gain) loss, net	2,102	—
Change in fair value of derivative instruments	(15,945)	2,104
Change in fair value of contingent consideration	1,446	—
Non-cash interest expense and amortization of debt discount	2,482	6,367
Changes in operating assets and liabilities:
Accounts receivable	(5,867)	(784)
Inventory	(3,346)	(3,486)
Prepaid expenses and other current assets	(3,811)	(3,133)
Other assets	(13)	(546)
Accounts payable	(2,460)	(6,107)
Accrued liabilities	3,674	2,582
Other liabilities	(191)	963
Net cash used in operating activities	(25,405)	(23,828)
Cash flows from investing activities:
Purchases of property and equipment	(1,259)	(1,388)
Cost incurred for intangible assets	(41)	—
Increase in restricted cash	—	96
Net cash used in investing activities	(1,300)	(1,292)
Cash flows from financing activities:
Borrowings on short-term notes payable	—	1,000
Borrowings under Madryn credit agreement, net of issuance costs	—	28,650
Repayments on short term notes payable	—	(1,200)
Repayments on related-party notes payable	(5,083)	—
Repayments under Perceptive credit agreement	—	(15,000)
Payments of deferred offering costs	—	(914)
Repayments on capital leases	(226)	(138)
Proceeds from issuance of ordinary shares, net of issuance costs	16,104	23,841
Proceeds from issuance of common shares, net of underwriters’ discount	71,523	—
Deferred equity issuance costs, IPO	(1,468)	—
Cash used to repurchase warrants	—	(2,400)
Proceeds from stock option exercises	616	—
Proceeds from warrant exercises	121	—
Shares repurchased	—	(4,507)
Net cash provided by financing activities	81,587	29,332
Effect of exchange rate changes on cash	(169)	(20)
Net increase in cash	54,713	4,192
Cash at beginning of period	10,864	479
Cash at end of period	$65,577	$4,671

Supplemental disclosures:
Cash paid for interest	$3,975	$1,567
Cash paid for income taxes	$89	$70

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017

Supplemental disclosures of non-cash investing and financing activities:
Unpaid balance for property and equipment	$645	$754
Assets acquired under capital leases	$50	$52
Extinguishment of warrants with related party	$—	$958
Conversion of related party convertible notes payable into ordinary shares	$—	$24,252

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Formation and Business of the Company
Formation and Business of the Company
Establishment Labs Holdings Inc. and its wholly owned subsidiaries (collectively “the Company”, “we”, “us”, or “our”) is a global company that manufactures and markets innovative medical devices for aesthetic plastic surgery and reconstructive plastic surgery. The Company was established in the British Virgin Islands on October 9, 2013, at which time Establishment Labs, S.A., the Costa Rican manufacturing company, was reincorporated as a wholly-owned subsidiary. The Company also has wholly-owned subsidiaries in the United States (JAMM Technologies, Inc. and Motiva USA LLC), Belgium (European Distribution Center Motiva BVBA), Brazil (Establishment Labs Produtos para Saude Ltda), France (Motiva Implants France SAS), Sweden (Motiva Nordica AB),Switzerland (JEN-Vault AG), the United Kingdom (Motiva Implants UK Limited) and Italy (Motiva Italy S.R.L). Substantially all of the Company’s revenues are derived from the sale of silicone breast implants under the brand of Motiva Implants.
The main manufacturing activities are conducted at two manufacturing facilities in Costa Rica. Beginning in 2010, the Company began operating under the Costa Rica free zone regime (Régimen de Zona Franca), which provides for reduced income tax and other tax obligations pursuant to an agreement with the Costa Rican authorities.
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
The Company has been expanding its global operations through a series of acquisitions and establishing wholly-owned subsidiaries. In November 2015, the Company purchased certain assets from Magna Equities I, LLC and established its wholly-owned subsidiary, JAMM Technologies, Inc., in the United States. In January 2016, the Company purchased a distribution company in Brazil to support the application to sell its products in Brazil. In March 2016, the Company purchased a storage and distribution company in Belgium to support its continued growth in Europe. In September 2016, the Company purchased a distribution company in France and established a wholly-owned subsidiary in Switzerland. In November 2017, the Company acquired certain assets from Femiline AB and established its wholly-owned subsidiary in Sweden, Motiva Nordica AB. During 2018, the Company has established wholly-owned subsidiaries in the United Kingdom and Italy.
Initial Public Offering
On July 23, 2018, the Company completed its initial public offering, or IPO, whereby it sold a total of 4,272,568 shares of common stock at $18.00 per share including 557,291 shares sold to underwriters for the exercise of their option to purchase additional shares. The Company received net proceeds from the IPO of approximately $70.1 million, after deducting underwriting discounts and commissions of $5.4 million and deferred offering costs of $1.5 million.
Concurrent with the closing of the IPO, the following transactions were completed in accordance with the related agreements:

•
the Company amended and restated its Memorandum of Association and Articles of Association, or the Articles, to automatically convert all outstanding classes of the Company’s stock into common shares of a single class of no par value. An unlimited number of common shares was authorized.

•
The Board of Directors determined no further awards would be issued from the 2015 Equity Plan and approved the 2018 Equity Incentive Plan, or the 2018 Plan, with an initial reserve of 1,500,000 of the Company’s common shares for issuance;

•	The Board of Directors adopted the 2018 Employee Share Purchase Plan, or the ESPP, with an initial reserve of 100,000of the Company’s common shares for issuance.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2.    Summary of Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2018 as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s audited consolidated financial statements as of December 31, 2017 and 2016 and for the years then ended. Below are those policies with current period updates.
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
The condensed consolidated financial statements include the Company’s accounts and those of its wholly owned subsidiaries as of September 30, 2018 as follows:

Subsidiary	Incorporation/Acquisition Date
Establishment Labs, S.A. (Costa Rica)	January 18, 2004
Motiva USA, LLC (USA)	February 20, 2014
JAMM Technologies, Inc. (USA)	October 27, 2015
Establishment Labs Produtos par Saude Ltda (Brazil)	January 4, 2016
European Distribution Center Motiva BVBA (Belgium)	March 4, 2016
Motiva Implants France SAS (France)	September 12, 2016
JEN-Vault AG (Switzerland)	November 22, 2016
Motiva Nordica AB (Sweden)	November 2, 2017
Motiva Implants UK Limited	July 31, 2018
Motiva Italy S.R.L	July 31, 2018

All intercompany accounts and transactions have been eliminated in consolidation.
Unaudited Interim Condensed Consolidated Financial Information
The accompanying interim condensed consolidated financial statements as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017, and the related interim information contained within the notes to the condensed consolidated financial statements, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to state fairly the Company’s financial position as of September 30, 2018, and the results of its operations and cash flows for the nine months ended September 30, 2018 and 2017. Such adjustments are of a normal and recurring nature. The results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full fiscal year 2018, or for any future period.
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
For the nine months ended September 30, 2018, Brazil accounted for 15.8% of consolidated revenue and no other individual country exceeded 10% of consolidated revenue, on a ship-to destination basis. For the nine months ended September 30, 2017, no individual country exceeded 10% of consolidated revenue, on a ship-to destination basis.
The Company’s long-lived assets located in Costa Rica represented the majority of the total long-lived assets as of September 30, 2018 and December 31, 2017.
Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant accounting estimates and management judgments reflected in the consolidated condensed financial statements include items such as accounts receivable valuation and allowances, inventory valuation and allowances, valuation of acquired intangible assets, valuation of derivatives, estimation of assets’ useful lives and valuation of deferred income tax assets, including tax valuation allowances. Estimates are based on historical experience, where applicable, and other assumptions believed to be reasonable by management. Actual results may differ from those estimates under different assumptions or conditions.
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
During the nine months ended September 30, 2018 and 2017, no customers accounted for more than 10% of the Company’s revenue. No customers accounted for more than 10% of the Company’s accounts receivable balance as of September 30, 2018 and December 31, 2017. Substantially all of the Company’s revenues are derived from the sale of Motiva Implants.
The Company relies on NuSil Technology, LLC, or NuSil, as the sole supplier of medical-grade silicone used in Motiva Implants as well as other products that are manufactured under contract to other customers. During the nine months ended September 30, 2018 and 2017, the Company had purchases of $10.6 million, or 64.9% of total purchases, and $7.8 million, or 39.0% of total purchases, respectively, from Nusil. As of September 30, 2018 and December 31, 2017, we had an outstanding balance owed to this vendor of zero and $0.7 million, respectively.
The Company’s future results of operations involve a number of risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, uncertainty of regulatory approval of the Company’s current and potential future products, uncertainty of market acceptance of the Company’s products, competition from substitute products and larger companies, securing and protecting proprietary technology, strategic relationships and dependence on key

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

individuals and sole source suppliers.
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
Cash
The Company’s cash consists of cash maintained in checking and interest-bearing accounts. The Company accounts for financial instruments with original maturities of three months or less at the date of purchase as cash equivalents. The Company held no cash equivalents as of September 30, 2018 and December 31, 2017.
Restricted Cash
As of September 30, 2018 and December 31, 2017, the restricted cash balance represented a certificate of deposit collateralizing payment of charges related to the Company's corporate credit card.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable is stated at invoice value less estimated allowances for returns and doubtful accounts. The Company continually monitors customer payments and maintains an allowance for estimated losses resulting from customers’ inability to make required payments. In evaluating the Company’s ability to collect outstanding receivable balances, the Company considers various factors including the age of the balance, the creditworthiness of the customer, which is assessed based on ongoing credit evaluations and payment history, and the customer’s current financial condition. In cases where there are circumstances that may impair a specific customer’s ability to meet its financial obligations, an allowance is recorded against amounts due, which reduces the net recognized receivable to the amount reasonably believed to be collectible. As of September 30, 2018, an allowance of $72,000 was recorded for product returns. Prior to 2018, returns of products have been de minimis and accordingly no allowance for returns was recorded as of December 31, 2017.
Inventory and Cost of Revenue
Inventory is stated at the lower of cost to purchase or manufacture the inventory or the net realizable value of such inventory. Cost is determined using the standard cost method which approximates actual costs using the first-in, first-out basis. The Company regularly reviews inventory quantities considering actual losses, projected future demand, and remaining shelf life to record a provision for excess and slow-moving inventory. No inventory allowance has been recorded as of September 30, 2018 and December 31, 2017.
The Company recognizes the cost of inventory transferred to the customer in cost of revenue when revenue is recognized.
Shipping and Handling Costs
Shipping and handling costs are expensed as incurred and are included in selling, general and administrative, or SG&A, expenses. For the nine months ended September 30, 2018 and 2017, shipping and handling costs were $1.4 million and $0.9 million, respectively. For the three months ended September 30, 2018 and 2017, shipping and handling costs were $0.6 million and $0.5 million, respectively.
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
The Company recognizes revenue related to the sales of products to distributors at the time of shipment of the

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

product, which represents the point in time when the customer has taken ownership and assumed the risk of loss and the required revenue recognition criteria are satisfied. The Company’s distributors are obligated to pay within specified terms regardless of when, or if, they sell the products. The Company’s contracts with distributors typically do not contain right of return or price protection and have no post-delivery obligations.
Appropriate reserves are established for anticipated sales returns based on historical experience, recent gross sales and any notification of pending returns. The Company recognizes revenue when title to the product and risk of loss transfer to customers, provided there are no remaining performance obligations required of the Company or any written matters requiring customer acceptance. The Company allows for the return of product from direct customers in certain regions within fifteen days after the original sale and records estimated sales returns as a reduction of sales in the same period revenue is recognized. Sales return provisions are calculated based upon historical experience with actual returns. Actual sales returns in any future period are inherently uncertain and thus may differ from the estimates. If actual sales returns differ significantly from the estimates, an adjustment to revenue in the current or subsequent period is recorded. As of September 30, 2018, an allowance of $72,000 was recorded for product returns. Prior to 2018, returns of products have been de minimis and accordingly no allowance for returns was recorded as of December 31, 2017.
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
Depreciation of property and equipment is computed using the straight-line method over the assets’ estimated

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

useful lives of five to ten years. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life of the asset or the remaining lease term after factoring expected renewal periods. Upon retirement or disposal of assets, the costs and related accumulated depreciation are eliminated from the accounts and any gain or loss is recognized in operations. Maintenance and repairs are expensed as incurred. Substantially all of the Company’s manufacturing operations and related property and equipment is located in Costa Rica.
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
During the year ended December 31, 2017, there has been no impairment of goodwill or intangible assets based on the qualitative assessments performed by the Company. As of September 30, 2018, no triggering events have occurred which would indicate that the acquired intangible asset values may not be recoverable.
Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. There were no impairment charges, or changes in estimated useful lives recorded during the year ended December 31, 2017. As of September 30, 2018, no triggering events have occurred which would indicate that the acquired intangible asset values may not be recoverable.
Debt and Embedded Derivatives
The Company applies the accounting standards for derivatives and hedging and for distinguishing liabilities from equity when accounting for hybrid contracts. The Company accounts for convertible debt instruments when the Company has determined that the embedded conversion options should not be bifurcated from their host

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

instruments in accordance with ASC 470-20 Debt with Conversion and Other Options. The Company records, when necessary, discounts to notes payable for the intrinsic value of conversion and other options embedded in debt instruments as a beneficial conversion option based upon the differences between the fair value of the underlying shares at the commitment date of the note transaction and the effective conversion price embedded in the note (see Note 6).
The Company uses option pricing valuation models to determine the fair value of embedded derivatives and records any change in fair value as a component of other income or expense in the consolidated statements of operations (see Note 5).
Debt Issuance Costs and Debt Discounts
Costs incurred in connection with the issuance of new debt are capitalized. Capitalizable debt issuance costs paid to third parties and debt discounts, net of amortization, are recorded as a reduction to the long-term debt balance on the consolidated balance sheets. Amortization expense on capitalized debt issuance costs and debt discounts related to loans are calculated using the effective interest method over the term of the loan commitment and is recorded as interest expense in the condensed consolidated statements of operations.
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
There were no material uncertain tax positions in fiscal 2017 and for the nine months ended September 30, 2018.
Foreign Currency
The financial statements of the Company’s foreign subsidiaries whose functional currencies are the local currencies are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, stockholders’ equity at the historical rates of exchange, and income and expense amounts at the average exchange rate for the period. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in “Accumulated other comprehensive income (loss)” as equity in the condensed consolidated balance sheet. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses resulting from foreign currency transactions are included within “Other income (expense), net” in the condensed consolidated statement of operations. For the nine months ended September 30, 2018, foreign currency transaction loss amounted to $3.2 million as compared to a foreign currency transaction gain of $24,000 for the nine months ended September 30, 2017.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Deferred Offering Costs
Deferred offering costs, consisting of legal, accounting and other fees and costs relating to the Company’s IPO, are capitalized within “Other non-current assets” on the consolidated balance sheet. Due to a delayed IPO process beyond 90 days, the Company expensed the previously deferred offering costs of $1.6 million during the year ended December 31, 2017. In 2018, the Company resumed the IPO activities and capitalized $1.5 million of deferred offering costs which, upon completion of the IPO, were reclassified to equity to offset the IPO proceeds.
Comprehensive Income (Loss)
The Company’s comprehensive loss consists of net loss and foreign currency translation adjustments arising from the consolidation of the Company’s foreign subsidiaries.
Share-Based Compensation
The Company measures and recognizes compensation expense for all stock-based awards in accordance with the provisions of ASC 718, Stock Compensation. Stock-based awards granted include stock options, restricted stock units, or RSUs, and restricted stock awards, or RSAs. Share-based compensation expense for stock options and RSAs granted to employees is measured at the grant date based on the fair value of the awards and is recognized as an expense ratably on a straight-line basis over the requisite service period. The fair value of options to purchase shares granted to employees is estimated on the grant date using the Black-Scholes option valuation model.
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
Net Income (Loss) Per Share
Basic net income (loss) per share is calculated by dividing the net income (loss) attributable to shareholders by the weighted-average number of shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, any shares issuable upon exercise of share warrants, share options and non-vested restricted stock outstanding under the Company’s equity plan are potentially dilutive securities. Diluted net loss per share is the same as basic net loss per share for periods where the Company reported a net loss because including the dilutive securities would be anti-dilutive.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following recent accounting pronouncements issued by the FASB, could have a material effect on our financial statements:
Recently Adopted Accounting Standards
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which provides additional guidance on evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The guidance requires an entity to evaluate if substantially all of the fair value of the assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the new guidance would define this as an asset acquisition; otherwise, the entity then evaluates whether the asset meets the requirement that a business include, at a minimum, an input and substantive process that together significantly contribute to the ability to create outputs. The Company early adopted this ASU on a prospective basis on July 1, 2018. The adoption of this ASU did not have a material impact on the financial statements.
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
Recently Issued Accounting Standards
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement: Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements for fair value measurements. The modifications removed the following disclosure requirements: (i) the amount of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) the policy for timing of transfers between levels; and (iii) the valuation processes for Level 3 fair value measurements. This ASU added the following disclosure requirements: (i) the changes in unrealized gains and losses for the period included in other comprehensive income ("OCI") for recurring Level 3 fair value measurements held at the end of the reporting period; and (ii) the range and weighted average of significant observable inputs used to develop Level 3 fair value measurements. This update is effective for non-public entities for annual and interim periods beginning after December 15, 2020, with early adoption permitted. As the requirements of this literature are disclosure only, ASU 2018-13 will not impact our financial condition or results of operations.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 provides two methods of retrospective application. The first method would require the Company to apply ASU 2014-09 to each prior reporting period presented. The second method would require the Company to retrospectively apply ASU 2014-09 with the cumulative effect recognized at the date of initial application. ASU 2014-09 is effective for non-public business entities beginning in fiscal 2019 as a result of ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which was issued by the FASB in August 2015 and extended the original effective date by one year. In 2016, the FASB issued additional updates to the new revenue standard relating to reporting revenue on a gross versus net basis, identifying performance obligations and licensing arrangements, and narrow-scope improvements and practical expedients, respectively. The effective date of this additional update is the same as that of ASU 2014-09. The Company is currently evaluating the impact of adopting the available methodologies of ASU 2014-09 and the related updated revenue recognition guidance upon its financial statements in future reporting periods. The Company has not yet selected a transition method. The Company is in the process of evaluating the new standard against its existing accounting policies, including the timing of revenue recognition, and its contracts with customers to determine the effect the guidance will have on its financial statements and what changes to systems and controls may be warranted. The Company plans to complete the assessment on the impact of the ASU 2014-09 adoption in December 2018 and adopt the new standard on January 1, 2019.
3.     Balance Sheet Accounts
Inventory

	September 30, 2018	December 31, 2017

	(in thousands)
Raw materials	$3,333	$1,978
Work in process	60	1,132
Finished goods	11,972	10,063
	$15,365	$13,173

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Property and Equipment, Net

	September 30, 2018	December 31, 2017

	(in thousands)
Machinery and equipment	$6,907	$5,473
Vehicles	399	353
Furniture and fixtures	2,182	2,110
Leasehold improvements	8,041	8,743
Total	17,529	16,679
Less: Accumulated depreciation and amortization	(4,637)	(3,179)
	$12,892	$13,500

For the nine months ended September 30, 2018 and 2017, depreciation and amortization expense related to property and equipment was $1.6 million and $1.1 million, respectively. For the three months ended September 30, 2018 and 2017, depreciation and amortization expense related to property and equipment was $0.5 million and $0.4 million, respectively.
The Company entered into capital leases relating to equipment and vehicles and recorded the fair value of the lease payments on the initial contract date, and is amortizing the assets over the term of the leases. As of September 30, 2018 and December 31, 2017, the gross asset value for capital lease assets was $1.4 million and $1.3 million, respectively. Depreciation expense for assets under capital leases has been de minimus.
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
The Company’s goodwill and most intangibles at September 30, 2018 are the result of acquisitions of certain assets formerly owned by VeriTeQ Corporation in November 2015 and Femiline AB in November 2017 and business acquisitions of Establishment Labs Brasil Productos para Saude Ltda. in January 2016, European Distribution Center Motiva BVBA in March 2016 and Motiva Implants France in September 2016. Finite-lived intangibles are amortized over their estimated useful lives based on expected future benefit.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

There were no changes in the carrying amount of goodwill during the nine months ended September 30, 2018:

	Balance as of January 1, 2018	Additions	Accumulated Impairment Losses	Balance as of September 30, 2018

	(in thousands)
Goodwill	$465	$—	$—	$465

Only goodwill related to the 2017 acquisition is deductible for tax purposes (see Note 11).
The carrying amounts of these intangible assets as of September 30, 2018 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives

	(in thousands)			(in years)
Patents and license rights	$1,669	$(511)	$1,158	7-12
Customer relationships	1,304	(282)	1,022	10
510(k) authorization	567	(109)	458	15
Developed technology	62	(33)	29	10
Capitalized software development costs	98	(86)	12	2
Other	17	(17)	—	2-3
Capitalized patents and license rights not yet amortized	291	—	291
	$4,008	$(1,038)	$2,970

The carrying amounts of intangible assets as of December 31, 2017 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives

	(in thousands)			(in years)
Patents and license rights	$1,635	$(361)	$1,274	7-12
Customer relationships	1,304	(40)	1,264	10
510(k) authorization	567	(80)	487	15
Developed technology	62	(28)	34	10
Capitalized software development costs	98	(49)	49	2
Other	17	(15)	2	2-3
Capitalized patents and license rights not yet amortized	291	—	291
	$3,974	$(573)	$3,401

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The amortization expense associated with intangible assets was $0.5 million and $0.2 million for the nine months ended September 30, 2018 and 2017, respectively. For the three months ended September 30, 2018 and 2017, amortization expense related to intangible assets was $0.2 million and $0.1 million, respectively. In fiscal 2018, non-product related amortization was recorded in SG&A while product related amortization was recorded in cost of revenue. In fiscal 2017, all amortization expense was recorded in cost of revenue as non-product related amortization was de minimus.
As of September 30, 2018, the amortization expense related to identifiable intangible assets, with definite useful lives, in future periods is expected to be as follows:

Year Ending December 31,	(in thousands)
2018 (remaining)	$177
2019	551
2020	551
2021	511
2022	215
Thereafter	674
Total	$2,679

The Company evaluates the recoverability of goodwill and indefinite-lived intangible assets annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. As of September 30, 2018, no triggering events have occurred which would indicate that the acquired intangible asset values may not be recoverable.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy at period end:

	Fair Value Measurements at September 30, 2018
	Total	Level 1	Level 2	Level 3

	(in thousands)
Liabilities
Madryn put option liability	$4,717	$—	$—	$4,717
Madryn call option liability	—	—	—	—
Acquisition-related contingent consideration	2,410	—	—	2,410
	$7,127	$—	$—	$7,127

	Fair Value Measurements at December 31, 2017
	Total	Level 1	Level 2	Level 3

	(in thousands)
Liabilities
Madryn put option liability	$20,302	$—	$—	$20,302
Madryn call option liability	360	—	—	360
Acquisition-related contingent consideration	964	—	—	964
	$21,626	$—	$—	$21,626

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
Valuation of the embedded derivatives is complex and requires interest rate simulation, estimating the resultant bond valuation and the resultant pay-off to the option holder. The Company estimated the fair value of the embedded redemption options using the probability-weighted Binomial Lattice Model which is based on generalized binomial option pricing formula. The Binomial Lattice Model allows for the possibility of exercise before the end of the option’s life and considers future interest rates, volatility and other data with regards to the Company’s credit rating and credit spread. The probability of a change in control occurring was determined to be 60% at September 30, 2018 and 90% at December 31, 2017.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company used the following assumptions to value Madryn derivatives:
Put Option Liability (Madryn)

	September 30, 2018	December 31, 2017
Interest rate volatility	17.6%	21.0%
Market yield rate	13.0%	12.5%
Term (in years)	4.75	5.5
Dividend yield	—%	—%

Call Option Liability (Madryn)

	September 30, 2018	December 31, 2017
Interest rate volatility	17.6%	21.0%
Market yield rate	13.0%	12.5%
Term (in years)	4.75	5.5
Dividend yield	—%	—%

On November 17, 2017, the Company and Femiline AB and Johan Anderson, or the Seller, entered into an agreement to purchase certain assets from the Seller. The assets purchased included all existing inventory previously sold by the Company to the Seller, all customer relationships and a covenant not to compete. The aggregate purchase price for the assets purchased was 100,000 Class A Ordinary shares of the Company, contingently issuable upon achievement of specific milestones. Based on the valuation of the Company’s shares performed by a valuation specialist, the contingently issuable shares had an aggregate value of $1.0 million calculated as a product of contingently issuable shares and estimated fair value per share (see Note 11) on the date of the agreement. As of September 30, 2018, the fair value of the contingently issuable shares was determined using the closing price of the Company’s publicly traded shares.
As of September 30, 2018 and December 31, 2017, the short term and long term portions of contingent consideration liability were included in “Other liabilities, short term” and “Other liabilities, long term”, respectively.
The estimates are based, in part, on subjective assumptions and could differ materially in the future.
During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at fair value using Level 3 inputs. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the nine months ended September 30, 2018 or during the year ended December 31, 2017.
The fair value of the debt conversion feature liability includes the estimated volatility and risk-free rate.  The higher/lower the estimated volatility, the higher/lower the value of the debt conversion feature liability. The higher/lower the risk-free interest rate, the higher/lower the value of the debt conversion feature liability.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments as follows:

	Warrant Liability	Acquisition-related Contingent Consideration	Put Option Liability (Madryn)	Call Option Liability (Madryn)
Balance at December 31, 2016	$3,983	$—	$—	$—
Issuance of financial instruments	—	—	—	—
Change in fair value	4,035	—	—	—
Repurchase of warrants	(7,060)	—	—	—
De-recognition during period	(958)	—	—	—
Balance at September 30, 2017	$—	$—	$—	$—

Balance at December 31, 2017	$—	$964	$20,302	$360
Change in fair value	—	1,446	(15,585)	(360)
Balance at September 30, 2018	$—	$2,410	$4,717	$—

6.    Debt
Notes Payable Related Party
In August 2015, the Company entered into agreements with all of the Class Z redeemable convertible preferred shareholders to exchange their outstanding shares and accumulated dividends for notes payable with a principal balance of $4.2 million. Per the original agreement, the notes bore interest at a simple rate of 7% per annum with the interest payments due annually starting March 30, 2017 and a note maturity date of March 31, 2020. Per agreement, as amended, the notes became due and payable on July 23, 2018 when the Company successfully completed the IPO. During the nine months ended September 30, 2018 and 2017, the Company recorded interest expense of $0.2 million, to accrue for interest due on the notes. The Company repaid the balance due of $5.1 million, including accrued interest of $0.9 million, in August 2018.
The Company recorded the notes on the balance sheet as follows:

	September 30, 2018	December 31, 2017

	(in thousands)
Principal	$—	$4,218
Accrued interest	—	703
Total principal and accrued interest at end of period	$—	$4,921

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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
There was no outstanding balance under the Notes as of September 30, 2018 or December 31, 2017.
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
The availability of the additional Term B and Term C commitments under the Madryn Credit Agreement, which are for an aggregate principal amount of up to $25 million, are subject to the Company achieving certain revenue milestones. The Company met some of these milestones and borrowed an additional $5.0 million (Term B-1) on October 31, 2017 and $5.0 million (Term B-2) on December 15, 2017 bringing up the total outstanding principal balance to $40.0 million as of December 31, 2017. As of June 15, 2018, we were eligible to draw down an additional $5.0 million (Term B-3) under the amended Credit Agreement, and an additional $10.0 million (Term C) may become available on or before June 30, 2020 if the required milestones for this tranche are achieved. The Company has not yet met the required milestones for the Term C tranche as of the date of the issuance of these interim financial statements. The availability of each tranche is also conditioned on the Company having advanced the maximum loan amount under each prior tranche.
In connection with the Madryn Credit Agreement, the Company and certain of its subsidiaries, granted a security interest in substantially all of the property of the Company and certain of its subsidiaries, including, without limitation, intellectual property, and pledges of certain shares of the Brazilian subsidiary and the Belgian subsidiary, subject to certain excluded collateral exceptions.
Borrowings under the Madryn Credit Agreement bear interest at a rate equal to 3-month LIBOR plus 11.0% per annum provided that no default has occurred. In an event of a default, the interest would increase by an additional 4.0% per annum. The weighted average interest rate under the credit agreement was approximately 13.3% at September 30, 2018. The Company incurred $4.0 million in interest expense in connection with Madryn Credit Agreement during the nine months ended September 30, 2018 and $1.4 million in fiscal 2017. No principal payments are due until 2021. Eight quarterly payments of 12.5% of the principal amounts borrowed under each tranche are due beginning September 30, 2021 and each quarter end through and including June 30, 2023.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
In January 2018, management made an assessment that the Company would potentially technically default on the Madryn Credit Agreement due to its investment in our Brazilian subsidiary approaching the $5.0 million limit. The Company informed Madryn and the syndicate of lenders, or the Lenders, of the potential technical default event and started the process to obtain a forbearance agreement. The Company initially defaulted on the Madryn Credit Agreement on January 19, 2018 when it failed to put a Qualifying Control Agreement in place for certain bank deposit accounts and subsequently on February 28, 2018 when its investment in its Brazilian subsidiary exceeded the allowable $5.0 million threshold permitted under the Madryn Credit Agreement. Accordingly, the Company recorded the Madryn debt as a current liability on the consolidated balance sheet as of December 31, 2017. Effective June 15, 2018, Madryn Credit Agreement was amended to remove the restrictive covenants that resulted in the technical defaults which allowed the Company to reclassify the arrangement as long-term as of September 30, 2018.
The Company recorded Madryn debt on the balance sheet as follows:

	September 30, 2018	December 31, 2017

	(in thousands)
Principal	$40,000	$40,000
Accrued interest	—	—
Total principal and accrued interest at end of period	40,000	40,000
Net unamortized debt discount and issuance costs	(18,514)	(20,833)
Net carrying value of Madryn debt	$21,486	$19,167

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
As of September 30, 2018, the Company is in compliance with all debt covenants.
7.     Commitments and Contingencies
Operating Leases
We lease certain facilities under various operating leases. Most of the lease agreements provide us with the option of renewing our leases at the end of the initial lease term, at fair market rates. In most cases, we expect that in the normal course of business, facility leases will be renewed or replaced by other leases.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

For the nine months ended September 30, 2018 and 2017, rent expense was $0.7 million and $0.6 million, respectively. For the three months ended September 30, 2018 and 2017, rent expense was $0.3 million and $0.2 million, respectively.
On May 18, 2018, the Company’s wholly-owned subsidiary in Belgium entered into a lease agreement for an office rental for an approximate annual base lease amount of approximately $0.2 million per year for a duration of nine years.
Future minimum lease payments under the operating leases as of September 30, 2018 were as follows:

Years Ending December 31,	Operating Leases
(in thousands)
2018 (remaining)	$249
2019	938
2020	884
2021	823
2022	851
Thereafter	4,038
$7,783

Capital Lease
The Company entered into capital lease arrangements relating to software, equipment and vehicles. The lease periods are from one to seven years. The repayments are made monthly with an interest rates ranging from 4% to 7% per year.
Future minimum lease payments under these capital leases as of September 30, 2018 were as follows:

Years Ending December 31,	Capital Leases
(in thousands)
2018 (remaining)	$87
2019	333
2020	243
2021	139
2022	37
Thereafter	—
839
Interest included in the above payments	(94)
Amount payable without interest	745
Short-term minimum capital lease payments (included in accrued liabilities)	323
Long-term minimum capital lease payments	$422

Contingencies
Periodically, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

made and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual or disclosure at September 30, 2018 and December 31, 2017.
Indemnification
The Company enters into standard indemnification arrangements in the ordinary course of business. Pursuant to these arrangements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, in connection with any trade secret, copyright, patent or other intellectual property infringement claim by any third-party with respect to the Company’s technology. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable because it involves claims that may be made against the Company in the future, but have not yet been made.
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
On July 23, 2018, the Company completed its initial public offering, or IPO, whereby it sold a total of 4,272,568 shares of common stock at $18.00 per share including 557,291 shares sold to underwriters for the exercise of their option to purchase additional shares. The Company received net proceeds from the IPO of approximately $70.1 million, after deducting underwriting discounts and commissions of $5.4 million and deferred offering costs of $1.5 million.
All outstanding shares of ordinary stock were converted on a 1-to-1 basis into shares of the Company’s common stock of a single class of no par value. An unlimited number of common shares was authorized.
Common Shares
As of September 30, 2018 and December 31, 2017, 20,539,095 and zero shares, respectively, of common shares were issued and 20,131,025 and zero shares, respectively, were outstanding.
During the nine months ended September 30, 2018, the Company issued restricted stock awards to employees and contractors. The Company records the awards as outstanding equity as they vest (see Note 10).
Ordinary Shares
As of September 30, 2018 and December 31, 2017, zero and 15,743,705 shares, respectively, of ordinary shares were issued and zero and 14,522,495 shares, respectively, were outstanding.
Class A and B Ordinary Shares
As of September 30, 2018 and December 31, 2017, zero and 13,427,536 shares, respectively, of ordinary Class A and Class B shares were issued and zero and 12,206,326 shares, respectively, were outstanding. Class A and Class B ordinary shares have a par value of $1.00 per share.
Class C, D, E, F, G and G-1 Ordinary Shares
As of September 30, 2018 and December 31, 2017, zero and 2,316,169 shares, respectively, of ordinary Class C,

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

D, E, F, G and G-1 shares were issued and outstanding. Class C, D, E, F, G and G-1 shares had no par value.
In multiple closings during the first nine months ended September 30, 2018, the Company issued an aggregate of $6.2 million of Class G ordinary shares at a purchase price of $16.00 per share to several investors. In connection with the issuance of these shares, the Company amended and restated its Articles to increase the authorized shares of the Company to a total of 109,447,799 shares and to authorize 1,250,000 Class G and 625,000 Class G-1 shares.
In May 2018, the Company issued an aggregate of $10.0 million of Class G-1 ordinary shares at a purchase price of $16.00 per share to entities affiliated with RTW Investments.
The Company had reserved common shares for future issuances as follows:

	September 30, 2018	December 31, 2017
Warrants to purchase shares	113,526	145,000
Options to purchase shares	1,460,863	863,932
Remaining shares available under the 2015 Equity Incentive Plan	—	91,181
Remaining shares available under the 2018 Equity Incentive Plan	1,047,148	—
Shares issuable on vesting of restricted stock awards	394,984	585,056
Remaining shares available under the 2018 ESPP	100,000	—
Total	3,116,521	1,685,169

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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

During the nine months ended September 30, 2018, a warrant to purchase 31,474 shares was exercised. As of September 30, 2018 and December 31, 2017, 113,526 and 145,000 warrants to purchase the Company’s common shares, respectively, were outstanding and exercisable:

Warrant Holder	Issue Date	In Connection With	Warrant to Purchase	Shares	Exercise Price	Expiration Date
Rockport	3/3/2017	Loan agreement	Common	113,526	$3.80	8/28/2022

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
Concurrent with the closing of the IPO, the Board of Directors terminated the 2015 Plan and approved the 2018 Equity Incentive Plan, or the 2018 Plan, with an initial reserve of 1,500,000 shares of the Company’s common shares for issuance under the 2018 Plan.
During the periods presented, the Company recorded the following share-based compensation expense for stock options and restricted stock awards:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(in thousands)
Sales, general and administrative	$1,409	$230	$1,995	$865
Research and development	1,345	338	2,971	1,525
Total	$2,754	$568	$4,966	$2,390

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Stock Options

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2017	863,932	$5.36	7.6	$4,199
Granted (weighted-average fair value of $10.27 per share)	778,628	16.15
Exercised	(125,596)	4.91
Forfeited/canceled	(56,101)	7.54
Balances at September 30, 2018	1,460,863	$11.09	8.96	$19,247

As of September 30, 2018, 407,126 options were vested and exercisable with weighted-average exercise price of $4.81 per share and a total aggregate intrinsic value of $7.9 million.
During the nine months ended September 30, 2018, 125,596 options were exercised at a price of $4.91 per share. The intrinsic value of the options exercised during the nine months ended September 30, 2018 and 2017 was $2.4 million and zero, respectively. Upon the exercise of stock options, the Company issued new shares from its authorized shares. There were no exercises of stock options during the year ended December 31, 2017.
At September 30, 2018, unrecognized compensation expense was $3.7 million related to stock options granted to employees and Board of Directors and $6.7 million related to stock options granted to consultants. The weighted-average period over which such compensation expense will be recognized is 3.1 years.
Stock Options Granted to Employees
Share-based compensation expense for employees is based on the grant date fair value. The Company recognizes compensation expense for all share-based awards on a straight-line basis over the requisite service period of the awards, which is generally the vesting term of four years. During the nine months ended September 30, 2018 and 2017, the Company recognized $0.6 million and $62,000, respectively, of stock-based compensation expense for stock options granted to employees.
The Company uses the Black-Scholes option valuation model to value options granted to employees and consultants, which requires the use of highly subjective assumptions to determine the fair value of share-based awards. The assumptions used in the Company’s option-pricing model represent management’s best estimates. These estimates are complex, involve a number of variables, uncertainties and assumptions and the application of management’s judgment. If factors change and different assumptions are used, the Company’s share-based compensation expense could be materially different in the future. The assumptions and estimates that the Company uses in the Black-Scholes model are as follows:

▪
Fair Value of Common Shares. Following the IPO, the closing price of the Company’s publicly-traded common stock on the date of grant and at quarter-end is used as the fair value of the shares. Prior to the IPO, the fair value of ordinary shares was estimated on a periodic basis by the Company’s Board of Directors, with the assistance of an independent third-party valuation firm.  The Board of Directors intended all options granted to be exercisable at a price per share not less than the estimated per share fair value of the shares underlying those options on the date of grant.

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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

▪
Volatility. The Company determines the price volatility based on the historical volatilities of industry peers as it does not have sufficient trading history for its shares. Industry peers consist of several public companies in the medical device industry with comparable characteristics, including revenue growth, operating model and working capital requirements. The Company intends to continue to consistently apply this process using the same or a similar peer group of public companies until a sufficient amount of historical information regarding the volatility of its own shares becomes available, or unless circumstances change such that the identified peer companies are no longer similar, in which case other suitable peer companies whose common share prices are publicly available would be utilized in the calculation. The volatility is calculated based on the term on the measurement date.

▪
Dividend Yield. The expected dividend assumption is based on the Company’s current expectations about its anticipated dividend policy. The Company has no expectation that it will declare dividends on its common shares, and therefore has used an expected dividend yield of zero.

The fair value of stock options granted to employees in 2018 was estimated using the following assumptions:

Nine Months Ended September 30,
2018
Volatility	56.0% - 57.0%
Risk-free interest rate	2.7% - 2.9%
Term (in years)	6.25
Dividend yield	0%

The Company did not grant any stock options to employees during 2017.
Stock Options Granted to Non-Employees
Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned using an accelerated attribution method. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered. For the nine months ended September 30, 2018 and 2017, the Company recognized expense of $2.7 million and $0.7 million for stock options granted to consultants.
The fair value of stock options granted to consultants was estimated using the following assumptions during the following periods presented:

	Nine Months Ended September 30,
	2018	2017
Volatility	58.0% - 59.0%	43.0%
Risk-free interest rate	2.8% - 3.1%	2.3%
Term (in years)	10.0	9.5 - 9.8
Dividend yield	0.0%	0.0%

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Restricted Stock
Each vested RSA and RSU entitles the holder to be issued one common share. These awards vest according to a vesting schedule determined by the Compensation Committee of the Company’s Board of Directors, generally over a one to four year period.
The following table represents RSA activity for fiscal 2018:

	Restricted Stock Awards	Weighted- Average Grant Date Fair Value
Outstanding unvested at December 31, 2017	585,056	$7.57
Granted	90,301	13.27
Vested	(163,871)	7.00
Forfeited/canceled	(116,502)	9.60
Outstanding unvested at September 30, 2018	394,984	$8.51

The following table represents RSU activity for fiscal 2018:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding unvested at December 31, 2017	—	$—
Granted	3,852	25.35
Vested	(3,852)	25.35
Forfeited/canceled	—	—
Outstanding unvested at September 30, 2018	—	$—

The fair value of restricted stock is the grant date market value of common shares. The Company recognizes share-based compensation expense related to restricted stock using a straight-line method over the vesting term of the awards. The fair value of RSAs and RSUs that vested during the nine months ended September 30, 2018 and 2017, was $1.6 million and $1.5 million, which was calculated based on the market value of the Company’s common shares on the applicable date of vesting.
As of September 30, 2018, we had unrecognized share-based compensation cost of approximately $4.3 million associated with unvested restricted stock awards. This cost is expected to be recognized over a weighted-average period of approximately 2.1 years.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

As of December 31, 2017, the consideration of $1.0 million to Novaform and $0.7 million to Femiline AB has not been paid and is included in “Accounts payable”. As of September 30, 2018, the consideration of $0.4 million to Novaform was still outstanding.
The goodwill resulting from this acquisition is deductible for tax purposes.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

12.    Net Income (Loss) Per Share
The following table summarizes the computation of basic and diluted net loss per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(in thousands, except share and per share data)
Numerator:
Net income (loss)	$1,306	$(10,674)	$(10,584)	$(27,764)
Denominator:
Weighted average common shares used for basic earnings per share	19,152,995	8,824,807	16,146,675	8,824,807
Weighted average common shares used for diluted earnings per share	20,123,297	8,824,807	16,146,675	8,824,807

Earnings (loss) per share:
Basic	$0.07	$(1.21)	$(0.66)	$(3.15)
Diluted	$0.06	$(1.21)	$(0.66)	$(3.15)

Basic net income/(loss) per share is computed by dividing the net income/(loss) by the weighted-average number of shares outstanding for the period. Diluted net income/(loss) per share is computed by dividing the net income/(loss) by the weighted-average number of shares and dilutive share equivalents outstanding for the period, determined using the treasury-share method and the as-if converted method, for convertible securities, if inclusion of these is dilutive.
If the Company reports a net loss, diluted net loss per share is the same as basic net loss per share for those periods because including the dilutive securities would be anti-dilutive.
The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares:

	Nine Months Ended September 30,
	2018	2017
Options to purchase common shares	1,460,863	786,503
Shares issuable on vesting of restricted stock awards	394,984	617,767
Warrants to purchase common shares	113,526	145,000
Total	1,969,373	1,549,270

13.    Related Party Transactions
In August 2015, the Company entered into a Note and Warrant purchase agreement with CPH (see Note 6). On August 24, 2017, CPH elected to convert the principal and the accrued interest outstanding under the Notes into 5,869,417 shares of the Company’s Class B ordinary shares. There was no outstanding balance under the Note and Warrant purchase agreement as of December 31, 2017. CPH owns approximately 37.3% of the common shares of the Company as of September 30, 2018.

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
In August 2017, the Company entered into a credit agreement with Madryn and a syndicate of lenders to borrow up to $55.0 million (see Note 6). As of September 30, 2018, Madryn owns approximately 3.6% of the common shares of the Company.
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
During the nine months ended September 30, 2018 and 2017, the Company recorded revenue of $0.6 million and $0.5 million, respectively, for product sales to Herramientas Medicas, S.A., a distribution company owned by a family member of the Chief Executive Officer of the Company. Accounts receivable owed to the Company from this distribution company amounted to approximately $0.2 million and $87,000 as of September 30, 2018 and December 31, 2017, respectively.
In December 2016, the Company entered into a note agreement to borrow $0.2 million from an executive officer of the Company. This note was repaid in 2017.
In September 2016, the Company entered into a share repurchase agreement with Global Silicone SRL for the repurchase of 813,140 ordinary shares of the Company owned by Global Silicone SRL in exchange for $3.7 million. These treasury shares were retired in 2018. In October 2016, the Company paid $2.0 million to Global Silicone SRL to repurchase 440,040 shares and the remaining $1.7 million was paid in April 2017. In July 2017, the Company paid $2.8 million to repurchase additional 406,570 Class A ordinary shares from Global Silicone SRL.
In May 2016, the Company entered into a scientific board advisory agreement with Dr. Manuel Enrique Chacón Quirós pursuant to which Dr. Chacón Quirós joined the Company’s Scientific Advisory Board, provides general scientific advice, and serves as a clinical investigator, among other services. In exchange for these services, Dr. Chacón Quirós was granted options to purchase 20,580 shares, vesting over four years in equal annual installments, provided that he continues to provide these services at such times. In September 2016, the Company entered into a separate agreement whereby Dr. Chacón Quirós will maintain his clinic in Costa Rica as a MotivaImagine Excellence Center and will host and train physicians in the use of the Company products in relevant procedures, among other services, in exchange for cash reimbursement of up to $4,500 per day that such services are rendered. Dr. Chacón Quirós is the brother of our Chief Executive Officer, Juan José Chacón Quirós. During the nine months ended September 30, 2018 and 2017, the Company paid Dr. Chacón Quirós approximately $69,000 and $90,600, respectively, for services rendered.
During the nine months ended September 30, 2018 and 2017, the Company recorded revenue of approximately $40,000 and $0.2 million for product sales to Motiva Netherlands BV, a distribution company owned by Erick Vogelanzeng, our Vice President of Sales, Europe. There were no accounts payable due to this distribution company at September 30, 2018 and December 31, 2017.
14.    Subsequent Events
The Company has reviewed and evaluated subsequent events that occurred through November 13, 2018.
Between October 1, 2018 and November 13, 2018, the Board of Directors approved grants of 32,000 shares of stock options under the 2018 Plan.
Spain Asset Purchase Agreement
On October 1, 2018, European Distribution Center Motiva BVBA, or EDC, entered into an asset purchase agreement, or the Spain Asset Purchase Agreement, with Motiva Matrix Spain SL, or the Spain Seller, to

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

purchase certain assets from the Spain Seller. The assets purchased included all existing inventory previously sold by the Company to the Spain Seller and all customer relationships and contracts. The aggregate purchase price for the assets purchased was the aggregate sum of book value of the inventory at the time of the transaction (subject to certain adjustments as set forth in the Spain Asset Purchase Agreement) plus a cash payment of €1.6 million, or approximately $1.9 million, to be paid to the Spain Seller no later than December 1, 2018 following repayment by the Spain Seller to the Company of outstanding balance in the amount of €2.0 million, or approximately $2.3 million.
Germany Asset Purchase Agreement
On October 3, 2018, EDC entered into an asset purchase agreement, or the Germany Asset Purchase Agreement, with Menke Med GmbH, or the Germany Seller, to purchase certain assets from the Germany Seller. The assets purchased included all existing inventory previously sold by the Company to the Germany Seller and all customer relationships and contracts. The aggregate purchase price for the assets purchased was the aggregate sum of book value of the inventory at the time of the transaction plus a cash payment of up to a maximum of €1.9 million, or approximately $2.2 million, to be paid out in installments upon the achievement of certain milestones as set forth in the Germany Asset Purchase Agreement.

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
Forward-Looking Statements
The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements.
Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the SEC. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.
Overview
We are a medical technology company focused on improving patient safety and aesthetic outcomes, initially in the breast aesthetics and reconstruction market. Our line of silicone gel-filled breast implants, branded as Motiva Implants, is the centerpiece of our MotivaImagine medical technology platform. Post-market surveillance data, which was not generated in connection with the U.S. Food and Drug Administration, or FDA, PMA approval study and was self-collected rather than collected at mandatory follow-ups, and published third-party data indicates that Motiva Implants show low rates of adverse events (including rupture, capsular contracture, and safety related reoperations) that we believe compare favorably with those of our competitors. We believe the proprietary technologies that differentiate our Motiva Implants enable improved safety and aesthetic outcomes and have helped drive our revenue growth. Our MotivaImagine platform enables surgical techniques that we promote as Motiva branded surgeries. We have developed other complementary products and services on our MotivaImagine platform, which are aimed at further enhancing patient outcomes.
We have devoted a majority of our resources since inception to developing our Motiva Implants, which we began selling in October 2010. We have incurred net losses in each year since inception, and we have financed our operations primarily through equity financings and debt financings.
Our revenue for the nine months ended September 30, 2018 and 2017 was $44.8 million and $22.9 million, respectively, an increase of $21.9 million, or 95.9%. Net losses decreased to $10.6 million for the nine months ended September 30, 2018 from $27.8 million for the nine months ended September 30, 2017. As of September 30, 2018, we had an accumulated deficit of $78.5 million.
Our cash balance as of September 30, 2018 was $65.6 million.
On July 23, 2018, the Company completed its initial public offering, or IPO, whereby it sold a total of 4,272,568 shares of common stock at $18.00 per share including 557,291 shares sold to underwriters for the exercise of their option to purchase additional shares. The Company received net proceeds from the IPO of approximately

$70.1 million, after deducting underwriting discounts and commissions of $5.4 million and deferred offering costs of $1.5 million.
We have made and continue to make significant investments in additional manufacturing capacity, marketing, customer service, and a direct sales force in certain territories like Brazil and several countries in Europe in order to drive and support further adoption of our Motiva Implants. While we recorded net income during the three months ended September 30, 2018 primarily due to non-cash impact of the revaluation of the fair value of the derivative instruments, we expect that we will continue to incur losses at least in the near term as we expand our organization to support planned sales growth, while also continuing to invest in research and development of our products, clinical trials to enable regulatory approval in the United States, and in other commercialization efforts. We also expect to incur significant additional expenditures as a public company.
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
Components of Results of Operations
Revenue
We commenced sales of our Motiva Implants in October 2010 and these products have historically accounted for the majority of our revenues. Sales of our Motiva breast implants accounted for over 90% of our revenues for the nine months ended September 30, 2018, and we expect our revenues to continue to be driven primarily by sales of these products. We primarily derive revenue from sales of our Motiva Implants to two types of customers: (1) medical distributors and (2) direct sales to physicians, hospitals, and clinics.
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
Interest Expense
Interest expense consists primarily of cash and non-cash interest related to outstanding debt and amortization of debt discounts. As of September 30, 2018, we had $40.0 million in outstanding principal and accrued interest.
Change in Fair Value of Derivative Instruments
Change in fair value of derivative instruments consists of changes in the fair value of our share warrants and put and call option liabilities associated with outstanding debt instruments.
Other Income (Expense), Net
Other income (expense), net primarily consists foreign currency gains/losses, interest income and change in fair value of contingent consideration.
Income Tax Expense
Income tax expense consists primarily of income taxes in foreign jurisdictions in which we conduct business. Due to our history of losses, we maintain a full valuation allowance for deferred tax assets including net operating loss carry-forwards, R&D tax credits, capitalized R&D and other book versus tax differences.

Consolidated Results of Operations
The following tables set forth our results of operations for the periods presented, in dollars:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(unaudited) (in thousands)
Revenue	$16,286	$7,324	$44,811	$22,870
Cost of revenue	6,173	3,720	18,566	11,731
Gross profit	10,113	3,604	26,245	11,139
Operating expenses:
Sales, general and administrative	12,985	8,139	32,462	22,114
Research and development	3,174	1,436	9,026	4,420
Total operating expenses	16,159	9,575	41,488	26,534
Loss from operations	(6,046)	(5,971)	(15,243)	(15,395)
Interest expense	(2,204)	(6,691)	(6,548)	(8,632)
Change in fair value of derivative instruments	11,420	2,095	15,945	(2,104)
Other income (expense), net	(1,963)	(76)	(4,675)	(1,597)
Income (loss) before income taxes	1,207	(10,643)	(10,521)	(27,728)
Provision for income taxes	99	(31)	(63)	(36)
Net income (loss)	$1,306	$(10,674)	$(10,584)	$(27,764)

Comparison of Three Months Ended September 30, 2018 and 2017

	Three Months Ended September 30,
	2018	2017

	(in thousands)
Revenue	$16,286	$7,324
Cost of revenue	6,173	3,720
Gross profit	$10,113	$3,604
Gross margin	62.1%	49.2%

Revenue
Revenue increased $9.0 million, or 122.4%, to $16.3 million for the three months ended September 30, 2018 as compared to $7.3 million three months ended September 30, 2017. The increase was primarily due to increased sales of Motiva Implants, with the increase driven by the start of Brazil commercial operations, greater market penetration in existing geographies and commencement of sales in new geographies.
Cost of Revenue and Gross Margin
Cost of revenue increased $2.5 million, or 65.9%, to $6.2 million for the three months ended September 30, 2018 compared to $3.7 million for the three months ended September 30, 2017. The increase was due to higher sales volume of Motiva Implants.
The gross margin increased to 62.1% for the three months ended September 30, 2018 as compared to 49.2% for the three months ended September 30, 2017 primarily due to an increase in production volume that spread our fixed manufacturing costs over a larger number of units and the addition of direct market revenues, such as Brazil, with generally higher average selling prices.
Operating Expenses

	Three Months Ended September 30,
	2018	2017

	(in thousands)
Operating expenses:
Sales, general and administrative	$12,985	$8,139
Research and development	3,174	1,436
Total operating expenses	$16,159	$9,575

Sales, General and Administrative Expense
SG&A expense increased $4.8 million, or 59.5%, to $13.0 million for the three months ended September 30, 2018, compared to $8.1 million for the three months ended September 30, 2017. The increase in SG&A was primarily due to $1.8 million increase in personnel costs as a result of the hiring of additional sales and administrative employees, $2.2 million increase in consulting and audit fees including an increase in stock compensation expense of $1.0 million and $0.3 million increase in sales commissions.
Research and Development Expense
R&D expense increased $1.7 million, or 121.0%, to $3.2 million for the three months ended September 30, 2018, compared to $1.4 million for the three months ended September 30, 2017. The increase in R&D expenses was primarily attributable to $1.0 million increase in stock compensation expense and to the initiation of our PMA clinical study in the United States.

Interest Expense
Interest expense for the three months ended September 30, 2018 was $2.2 million as compared to $6.7 million for the three months ended September 30, 2017. The decrease in interest expense is primarily due to the extinguishment of outstanding debt with Perceptive and conversion of debt with CPH in August 2017, and interest related to outstanding debt and amortization of debt discounts on our Madryn Credit Agreement, which we entered into in August 2017.
Change in Fair Value of Derivative Instruments
Change in fair value of derivative instruments for the three months ended September 30, 2018 resulted in a gain of $11.4 million as compared to a gain of $2.1 million for the three months ended September 30, 2017. The change in fair value of derivative instruments in fiscal 2018 is primarily due to changes in the fair value of Madryn derivatives embedded in the Madryn Credit Agreement we entered into in August 2017. The change in fiscal 2017 primarily related to the changes in our share warrant liability for warrants issued to CPH and to Perceptive in connection with the respective debt arrangements.

Comparison of the Nine Months Ended September 30, 2018 and 2017

	Nine Months Ended September 30,
	2018	2017

	(unaudited) (in thousands)
Revenue	$44,811	$22,870
Cost of revenue	18,566	11,731
Gross profit	$26,245	$11,139
Gross margin	58.6%	48.7%

Revenue
Revenue increased $21.9 million, or 95.9%, to $44.8 million for the nine months ended September 30, 2018 as compared to $22.9 million for the nine months ended September 30, 2017. The increase was primarily due to increased sales of Motiva Implants, with the increase driven by greater market penetration in existing geographies and commencement of sales in new geographies including Brazil where we started generating revenue during the third quarter of fiscal 2017. As of September 30, 2018, our sales organization included 64 employees and contractors as compared to 46 individuals at December 31, 2017.
Cost of Revenue and Gross Margin
Cost of revenue increased $6.8 million, or 58.3%, to $18.6 million for the nine months ended September 30, 2018 compared to $11.7 million for the nine months ended September 30, 2017. The increase was due to higher sales volume of Motiva Implants.
The gross margin increased to 58.6% for the nine months ended September 30, 2018 compared to 48.7% for the nine months ended September 30, 2017 primarily due to an increase in production volume that spread our fixed manufacturing costs over a larger number of units and the addition of direct market revenues, such as Brazil, with generally higher average selling prices.
Operating Expenses

	Nine Months Ended September 30,
	2018	2017

	(unaudited) (in thousands)
Operating expenses:
Sales, general and administrative	$32,462	$22,114
Research and development	9,026	4,420
Total operating expenses	$41,488	$26,534

Sales, General and Administrative Expense
SG&A expense increased $10.3 million, or 46.8%, to $32.5 million for the nine months ended September 30, 2018, compared to $22.1 million for the nine months ended September 30, 2017. The increase in SG&A was primarily due to $4.8 million increase in personnel costs as a result of the hiring of additional sales and administrative employees, $3.4 million increase in consulting and audit fees and $1.3 million increase in sales commissions partially offset by $1.0 million decrease in marketing expense.
Research and Development Expense
R&D expense increased $4.6 million, or 104.2%, to $9.0 million for the nine months ended September 30, 2018, compared to $4.4 million for the nine months ended September 30, 2017. The increase in R&D expenses was primarily attributable to $1.4 million increase in stock compensation expense and the initiation of our PMA clinical study in the United States.

Interest Expense
Interest expense decreased $2.1 million, or 24.1%, to $6.5 million for the nine months ended September 30, 2018 as compared to $8.6 million for the nine months ended September 30, 2017. The decrease in interest expense is primarily due to the extinguishment of outstanding debt with Perceptive and conversion of debt with CPH in August 2017, and to interest related to outstanding debt and amortization of debt discounts on our Madryn Credit Agreement, which we entered into in August 2017.
Change in Fair Value of Derivative Instruments
Change in fair value of derivative instruments for the nine months ended September 30, 2018 resulted in a gain of $15.9 million as compared to a loss of $2.1 million for the nine months ended September 30, 2017. The change in fair value of derivative instruments in fiscal 2018 was primarily due to changes in the fair value of Madryn derivatives embedded in the Madryn Credit Agreement we entered into in August 2017. The change in fair value of derivative instruments in fiscal 2017 primarily related to changes in our share warrant liability for warrants issued to CPH and to Perceptive in connection with the respective debt arrangements.

Liquidity and Capital Resources
As of September 30, 2018, we had an accumulated deficit of $78.5 million. Since our inception, we have generated losses and expect to continue to generate losses in the intermediate term. We have financed our operations through a combination of private equity financings and debt financings, and from cash generated from operations, primarily from the collection of accounts receivable resulting from sales. Our historical cash outflows have primarily been associated with cash used for operating activities such as expansion of our sales and marketing and distributor infrastructure, investing in inventory, R&D activities, asset acquisitions, capital improvements and other working capital needs. As of September 30, 2018 and December 31, 2017, we had cash of $65.6 million and $10.9 million, respectively.
In 2017, we raised capital through a series of equity financing rounds with total gross aggregate proceeds of $27.8 million. Through debt funding we received $38.5 million through the Madryn Credit Agreement, in which we used $15.0 million to pay off the Perceptive debt. During the nine months ended September 30, 2018, the Company received $16.8 million from the issuance of ordinary shares and exercise of stock options and warrants. Also, we received proceeds in the IPO of approximately $70.1 million, net of $5.4 million related to underwriting discounts and commissions and deferred offering costs of $1.5 million.
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
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Nine Months Ended September 30,
	2018	2017

Net cash provided by (used in):
Operating activities	$(25,405)	$(23,828)
Investing activities	(1,300)	(1,292)
Financing activities	81,587	29,332
Effect of exchange rate changes on cash	(169)	(20)
Net increase in cash	$54,713	$4,192

Net Cash Used in Operating Activities
Net cash used in operating activities of $25.4 million for the nine months ended September 30, 2018 was comprised of net loss of $10.6 million and $15.9 million change in fair value of financial instruments, partially offset by $2.0 million of non-cash depreciation expense, $5.0 million of share-based compensation expense, and $2.5 million of non-cash interest expense due to accretion of debt discounts, as well as changes in operating assets and liabilities of $12.0 million.
Net cash used in operating activities of $23.8 million for the nine months ended September 30, 2017 was comprised of net loss of $27.8 million, partially offset by $1.4 million of non-cash depreciation expense, $2.1 million change in fair value of financial instruments, $2.4 million of share-based compensation expense, and $6.4 million of non-cash interest expense due to accretion of debt discounts, as well as changes in operating assets and liabilities of $10.5 million.
Net Cash Used in Investing Activities
Net cash used in investing activities of $1.3 million for the nine months ended September 30, 2018 primarily consisted of purchases of property and equipment.
Net cash used in investing activities of $1.3 million for the nine months ended September 30, 2017 primarily consisted of $1.4 million in purchases of property and equipment partially offset by changes in restricted cash of $0.1 million.
Net Cash Provided by Financing Activities
Net cash provided by financing activities of $81.6 million for the nine months ended September 30, 2018 primarily reflected $71.5 million in proceeds received from the issuance of common shares in the IPO, net of underwriters’ discount, $16.1 million in proceeds received from the issuance of ordinary shares prior to the IPO, $0.6 million in proceeds received for stock option exercises and $0.1 million in proceeds received for warrant exercises, which was partially offset by $5.1 million repayment of related party notes payable, $1.5 million deferred equity issuance costs and $0.2 million in repayment on capital leases.
Net cash provided by financing activities of $29.3 million for the nine months ended September 30, 2017 primarily reflected $28.7 million in borrowing, net of debt issuance costs, under the Madryn Credit Agreement and $23.8 million in proceeds received for issuance of ordinary shares partially offset by $15.0 million in repayment of Perceptive debt, $2.4 million in payment for repurchase of share warrants, $4.5 million used to repurchase shares and $0.9 million in payments of deferred offering costs.
Indebtedness
Notes Payable Related Party
In August 2015, we entered into agreements with all of the Class Z redeemable convertible preferred shareholders to exchange their outstanding shares and accumulated dividends for notes payable with a principal balance of $4.3 million. The notes bore interest at a simple rate of 7% per annum with a maturity date of March 31, 2020. The notes became due and payable on July 23, 2018 when the Company successfully completed the IPO. We repaid the balance due of $5.1 million, including accrued interest of $0.9 million, in August 2018.
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
Off-Balance Sheet Arrangements
As of September 30, 2018 and December 31, 2017, we did not have any off-balance sheet arrangements.
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
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We had cash of $65.6 million and $10.9 million as of September 30, 2018 and December 31, 2017, respectively. We manage our cash portfolio for operating and working capital purposes. Our cash balances are held in bank checking and savings accounts, and we believe that we do not have any material exposure to changes in the fair value of our cash portfolio as a result of changes in interest rates.
Foreign Currency Exchange Risk
To date, the majority of our revenue has been denominated in U.S. dollars. Some of our operating expenses are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro and Brazilian real. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations. For the nine months ended September 30, 2018, foreign currency transaction loss amounted to $3.2 million primarily related to the remeasurement of transactions denominated in the U.S. dollar into the Brazilian real as part of the financial reporting consolidation process under GAAP. The Brazilian real has been experiencing a weakening since December 31, 2017 as compared to the U.S. dollar. Prior to 2018, foreign currency gains and losses have not been material to our consolidated financial statements. We have not engaged in any foreign currency hedging activities. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in foreign currency exchange rates. During the year ended December 31, 2017, the effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts as of December 31, 2017 would have had an impact of approximately 7% on revenues and would have impacted our net loss by a commensurate amount.
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
Material Weaknesses in Internal Control over Financial Reporting
The material weaknesses related to lack of adequate review of the accounting for debt and standard-to actual inventory costing, and for the Brazilian subsidiary the lack of adequate numbers of accounting and finance professionals with the requisite expertise in order to timely and accurately capture, record and review the high volume of transactions.
Changes in Internal Control over Financial Reporting
Other than with respect to the remediation efforts discussed below, there was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Plan for Remediation of the Material Weaknesses
We have implemented and are continuing to implement a number of measures to address the material weaknesses identified. We are in the process of improving policies and procedures and designing and documenting more effective controls that address the relevant risks in order to remediate the previously identified material weaknesses in addition to hiring additional personnel in our accounting department and engaging consultants with technical expertise to assist in accounting for complex transactions.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On August 30, 2018, the Company filed a complaint against Keller Medical, Inc., or Keller, Allergan Sales, LLC, and Allergan, PLC, or collectively Allergan. The complaint asserts breach of contract and tort claims against Keller and Allergan (which acquired Keller in June of 2017) for failing to honor the terms of (and/or interfering with) a Distribution Agreement entered into between the Company and Keller in October 2016, or the Distribution Agreement. The case, captioned Establishment Labs Holdings, Inc. v. Keller Medical, Inc. et al, Case No. 8:18-cv-01554, was filed in the United States District Court for the Central District of California. On October 26, 2018, Keller and Allergan answered the complaint and denied the allegations against them. On that same date, Keller also filed a counterclaim against Establishment Labs for alleged non-payment of products shipped to the Company under the Distribution Agreement. The Company will formally respond to Keller’s counterclaim in November 2018 and strongly believes that it lacks merit.
The parties have discussed submitting this matter to a mediator in an effort to reach an early business resolution and avoid the expenses associated with protracted litigation; however, a formal mediation session has not yet been set. Accordingly, the Company will pursue this litigation in an effort to vindicate its rights through discovery (which has yet to formally commence) and trial, if necessary.
The Company maintains that its claims against Keller and Allergan are meritorious and that Keller’s counterclaim against the Company is not. However, the Company makes no predictions on the likelihood of success of prevailing on its action against Keller and Allergan or on the likelihood of defeating Keller’s claim against the Company.
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

•	our success in educating physicians and patients about the benefits, administration and use of Motiva Implants, Motiva branded surgeries and value proposition of our MotivaImagine Centers;

•	the successful implementation of our MotivaImagine Centers with plastic surgery clinics;

•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;

•	the willingness of patients to pay out-of-pocket for breast augmentation and reconstruction procedures in the absence of coverage and reimbursement for such procedures;

•	the success of our internal sales and marketing organization and the sales forces of our distributors; and

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
We believe that maintaining and enhancing our brands in the countries in which we currently sell our products and in new countries where we have limited brand recognition is important to expanding our customer base. If we are unable to maintain or enhance the strength of our brands in the countries in which we currently sell our products and in new countries, then our growth strategy could be adversely affected.
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
In addition, although our contract terms require our distributors to comply with all applicable laws regarding the sale of our products, including anti-competition, anti-money laundering, and sanctions laws, we may not be able to ensure proper compliance. If our distributors fail to effectively market and sell our products in full compliance with applicable laws, our results of operations and business may suffer.
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
Although we launched Motiva Implants commercially in October 2010 and have sold over 580,000 units to date in various countries outside the United States, we do not have as much post-market surveillance data as our competitors and may not have clearly identified all possible or actual risks of our products. Furthermore, if our clinical trials do not produce patient data that compares favorably with breast implants that are already on the market, physicians and patients may opt not to use our products, and our business would suffer.
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
We routinely see counterfeit versions in the of our major competitor’s branded products in the marketplace, and we have recently become aware of potential counterfeiting of our Motiva Implants. This is particularly common in emerging markets, where sensitivity to price is higher and regulatory enforcement is under-resourced. While we are not aware of any counterfeit Motiva Implants in the market, such products may appear as our market share and average selling price grow. These counterfeit products are typically manufactured with significantly lower quality than the products they are claimed to be, and in some cases may be manufactured with silicones that are not medical-grade. They may expose patients to significant adverse event risks, and there is a risk that certain adverse events with counterfeit products may be attributed to our genuine products. This could reduce demand for our products, result in negative publicity, or otherwise impact our business and the price of our shares.
The loss of key members of our executive management team could adversely affect our business.
Our success in implementing our business strategy depends largely on the skills, experience and performance of key members of our executive management team and others in key management positions, including Juan José Chacón Quirós, our Chief Executive Officer, Salvador Dada, our Chief Operating Officer, Roberto de Mezerville, our Chief Technology Officer, and Renee Gaeta, our Chief Financial Officer. The collective efforts of each of these persons, and others working with them as a team, are critical as we continue to develop our tests and technologies and pursue our research and development and sales programs. As a result of the difficulty in locating qualified new management, the loss or incapacity of existing members of our executive management team could adversely affect our operations. If we were to lose one or more of these key employees, we could experience difficulties in finding qualified successors, competing effectively, developing our technologies and implementing our business strategy. We do not have “key person” life insurance on our senior executives, and the loss of any of the key members of our team would have a negative impact to our business and financial results.
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
We believe our business growth will be enhanced if we continually seek opportunities to enhance and broaden our product offerings. As part of our business strategy, we may pursue acquisitions or licenses of assets, or acquisitions of businesses. We also may pursue strategic alliances and joint ventures that leverage our core technology and industry experience to expand our product offerings or sales and distribution resources. We have acquired companies and/or assets and licensed assets in a variety of countries, including Belgium, Brazil, Sweden, Denmark, Norway, Italy, Germany, Spain, the United Kingdom and France.
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
Our products are currently sold in over 60 countries, and we operate subsidiaries in the United States, Costa Rica, Brazil, Belgium, France, Sweden, Italy, the United Kingdom and Switzerland. Our business strategy contemplates continued international expansion, including partnering with medical device distributors, and introducing Motiva Implants and other planned products outside the United States. The sale and shipment of our products internationally, as well as the purchase of components from international sources, subjects us to potential trade, import and export, and customs regulations and laws.
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
Many foreign countries and governmental bodies, including the EU, Canada, Australia and other relevant jurisdictions, have laws and regulations concerning the collection and use of personal or sensitive data obtained from their residents or by businesses operating within their jurisdiction. For example, the European Commission recently adopted the General Data Protection Regulation, or the GDPR, effective on May 25, 2018, that supersedes current EU data protection legislation, imposes more stringent EU data protection requirements and provides for greater penalties for noncompliance. The GDPR applies to any company established in the EU as well as to those outside the EU if they collect and use personal data in connection with the offering goods or services to individuals in the EU or the monitoring of their behavior. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and onerous new obligations on services providers. Non-compliance with the GDPR can trigger steep fines of up to €20 million or 4% of total worldwide annual revenues, whichever is higher. Given the breadth and depth of changes in data protection obligations, meeting the GDPR’s requirements requires time, resources and a review of the technology and systems currently in use against the GDPR’s requirements.
We may be at risk of enforcement actions taken by certain EU data protection authorities while we continue to build our business practices to ensure that all transfers of personal data to us from the European Economic Area are conducted in compliance with all applicable regulatory obligations, the guidance of data protection authorities and evolving best practices. We may find it necessary to establish systems to maintain personal data originating from the EU in the European Economic Area, which may involve substantial expense and may cause us to need to divert resources from other aspects of our business, all of which may adversely affect our business.
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
As of September 30, 2018, we had 498 employees. Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of manufacturing, regulatory affairs, clinical and sales and marketing. We also intend to continue to improve our operational, financial and management controls, reporting systems and procedures, which may require additional personnel. Such growth could place a strain on our administrative and operational infrastructure, and/or our managerial abilities, and we may not be able to make improvements to our management information and control systems in an efficient or timely manner. We may discover deficiencies in existing systems and controls.
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
If our single-source and other suppliers were to delay or stop producing our components, or if the prices they charge us were to increase significantly, or if they elected not to sell to us at all or on commercially reasonable terms, we would need to identify and initiate relationships with alternative suppliers, if possible. We could experience delays in manufacturing our products or the interruption of the availability of Motiva Implants or our other products for sale, while finding another acceptable supplier, which would impact our business, financial condition and results of operations. Even if such alternative suppliers are available on commercially reasonable terms, the changes could also result in increased costs associated with qualifying the new materials and in increased operating costs. Further, any prolonged disruption in a supplier’s operations could have a significant negative impact on our ability to manufacture and deliver products in a timely manner and as a result, our business, financial condition and results of operations could be adversely affected. For example, we have been notified by the supplier of the insertion sleeve that we have begun to sell with Motiva Implants that it will not fulfill its contractual obligations to sell insertion sleeves to us and we have commenced litigation with this supplier asserting breach of contract. If we are unable to bundle our Motiva Implants with an insertion sleeve, either from our current supplier or from an alternative source, and the market shifts to a preference for purchasing breast implants that are bundled with a full suite of surgical tools, our ability to fully commercialize Motiva Implants could all be adversely affected.
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
We have incurred net operating losses since our inception, and we continue to incur significant research and development and general and administrative expenses related to our operations. We do not expect to be profitable in 2018, and in future years we expect to incur significant research and development expenses related to, among other things, the PMA clinical study of Motiva Implants in the United States Investment in medical device product development, particularly clinical studies, is highly speculative. It entails substantial upfront capital expenditures and significant risk that any potential planned product will fail to demonstrate adequate accuracy or clinical utility. We may not be profitable for some time. As of September 30, 2018, we had an accumulated deficit of $78.5 million.
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
Our common shares have only recently become publicly traded, and we expect that the price of our common shares will likely be volatile. The securities markets in general, and the market for biotechnology and medical device companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Additionally, the lack of an active market may impair the value of our common shares, or your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. Although our common stock is listed on the Nasdaq Capital Market, if we fail to satisfy the continued listing standards, we could be de-listed, which would negatively impact the price of our common stock. The market price for our shares may be influenced by many factors, including the following:

•	our ability to successfully commercialize, and realize revenues from sales of, Motiva Implants, MotivaImagine Centers and Motiva branded surgeries;

▪	the success of competitive products or technologies;

▪	results of clinical studies of Motiva Implants or planned products or those of our competitors;

•	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our products;

•	introductions and announcements of new products by us, our commercialization partners, or our competitors, and the timing of these introductions or announcements;

•	actions taken by regulatory agencies with respect to our products, clinical studies, manufacturing processes or sales and marketing terms;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	the success of our efforts to acquire or in-license additional products or planned products;

•	developments concerning our collaborations, including but not limited to those with our sources of manufacturing supply and our commercialization partners;

•	developments concerning our ability to bring our manufacturing processes to scale in a cost-effective manner;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our products;

•	our ability or inability to raise additional capital and the terms on which we raise it;

•	the recruitment or departure of key personnel;

•	changes in the structure of health care payment systems;

•	negative shifts in the economy effecting the number of aesthetic breast procedures;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	actual or anticipated changes in earnings estimates or changes in securities analyst recommendations regarding our common shares, other comparable companies or our industry generally;

•	trading volume of our common shares;

•	sales of our common shares by us or our shareholders;

•	general economic, industry and market conditions; and

•	the other risks described in this “Risk Factors” section.
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
A tax authority may disagree with tax positions that we have taken, which could result in increased tax liabilities. For example, the U.S. Internal Revenue Service or another tax authority could challenge the amounts paid between our affiliated companies pursuant to our intercompany arrangements and transfer pricing policies. A tax authority may take the position that material income tax liabilities, interest and penalties are payable by us, in which case, we expect that we might contest such assessment. Contesting such an assessment may be lengthy and costly and if we were unsuccessful in disputing the assessment, the implications could increase our anticipated effective tax rate, where applicable. In addition, we may be subject to additional tax liabilities, which could materially and adversely affect our business, financial condition and results of operations. The application, interpretation and enforcement value-added tax, or VAT, and other taxes and related regulations applicable to medical device companies is complex and evolving.
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
Discontinuation of preferential tax treatments we currently enjoy or other unfavorable changes in tax law could result in additional compliance obligations and costs. We are currently the beneficiary of a tax holiday in Costa Rica pursuant to which we are subject to a tax at a 0% rate. However, there can be no assurance that we will continue to qualify for or receive such favorable tax treatment. If we fail to maintain such favorable tax treatment we may be subject to tax in Costa Rica at a significantly higher rate.
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

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS
Resent Sales of Unregistered Securities
None.
Use of Proceeds
On July 23, 2018, the Company completed its initial public offering, or IPO, whereby it sold a total of 4,272,568 shares of common stock at $18.00 per share including 557,291 shares sold to underwriters for the exercise of their option to purchase additional shares. The Company received net proceeds from the IPO of approximately $70.1 million, after deducting underwriting discounts and commissions of $5.4 million and deferred offering costs of $1.5 million. The IPO was effected through a registration statement on Form S-1 (Registration Nos. 333-225791 and 333-226235), which was declared effective on July 18, 2018.  No payments for such expenses were made directly or indirectly to any of our officers or directors, to persons owning 10% or more of any class of our equity securities, or to any of our affiliates.
Jeffries LLC, Cowen and Company LLC, and BTIG, LLC acted as the underwriters for the IPO. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on July 20, 2018 pursuant to Rule 424(b) of the Securities Act.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. MINE SAFETY DISCLOSURES
None

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)     Exhibits.

Exhibits	Description	Incorporation by Reference
10.1	Asset Purchase Agreement by and among European Distribution Center Motiva BVBA and Motiva Matrix Spain SL, dated as of October 1, 2018	Incorporated by reference from Registrant’s Current Report on Form 8-K filed October 10, 2018.
10.2	Asset Purchase Agreement by and among European Distribution Center Motiva BVBA and Menke Med GmbH, dated as of October 3, 2018	Incorporated by reference from Registrant’s Current Report on Form 8-K filed November 1, 2005.
10.3	Commercial Agency Agreement by and among European Distribution Center Motiva BVBA and Menke Med GmbH, dated as of October 3, 2018	Incorporated by reference from Registrant’s Current Report on Form 8-K filed November 1, 2005.
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

ESTABLISHMENT LABS HOLDINGS INC.

		By:	/s/ Juan José Chacón Quirós

Date:	November 13, 2018	By:	Juan José Chacón Quirós
		Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 13, 2018	By:	/s/ Renee Gaeta

		Name:	Renee Gaeta
		Title:	Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)