Form 10-Q
period 2019-03-31
ESTABLISHMENT LABS HOLDINGS INC.
filed 2019-05-15
CIK 1688757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbols	Name of each exchange on which registered
Common Shares, No Par Value	ESTA	The NASDAQ Capital Market
The number of the registrant’s common shares outstanding as of May 13, 2019 was 20,409,223.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash	$43,135	$52,639
Accounts receivable, net of allowance for doubtful accounts of $1,022 and $926	20,115	17,648
Inventory	23,752	24,845
Prepaid expenses and other current assets	4,714	4,303
Total current assets	91,716	99,435
Long-term assets:
Property and equipment, net of accumulated depreciation of $5,653 and $5,230	13,202	12,913
Goodwill	465	465
Intangible assets, net of accumulated amortization of $1,410 and $1,213	3,248	3,445
Other non-current assets	325	315
Total assets	$108,956	$116,573
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$5,583	$6,239
Accrued liabilities	6,846	6,125
Other liabilities, short term	4,129	4,083
Total current liabilities	16,558	16,447
Long-term liabilities:
Note payable, Madryn, net of debt discount and issuance costs	23,190	22,322
Madryn put option	4,800	4,768
Other liabilities, long term	3,378	3,551
Total liabilities	47,926	47,088
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common shares - zero par value, unlimited amount authorized; 20,803,803 and 20,672,025 shares issued at March 31, 2019 and December 31, 2018, respectively; 20,395,733 and 20,263,955 shares outstanding at March 31, 2019 and December 31, 2018, respectively	146,285	145,709
Additional paid-in-capital	16,837	15,156
Treasury shares, at cost, 408,070 shares held at March 31, 2019 and December 31, 2018	(2,854)	(2,854)
Accumulated deficit	(99,754)	(88,975)
Accumulated other comprehensive income	516	449
Total shareholders’ equity	61,030	69,485
Total liabilities and shareholders’ equity	$108,956	$116,573

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue	$20,778	$14,816
Cost of revenue	9,526	6,901
Gross profit	11,252	7,915
Operating expenses:
Sales, general and administrative	16,056	8,648
Research and development	3,584	2,147
Total operating expenses	19,640	10,795
Loss from operations	(8,388)	(2,880)
Interest income	6	4
Interest expense	(2,242)	(2,171)
Change in fair value of derivative instruments	(32)	(1,305)
Change in fair value of contingent consideration	225	(363)
Other income (expense), net	(304)	195
Loss before income taxes	(10,735)	(6,520)
Provision for income taxes	(44)	(10)
Net loss	$(10,779)	$(6,530)

Basic and diluted net loss per share	$(0.53)	$(0.45)
Weighted average outstanding shares used for basic and diluted net loss per share	20,495,671	14,662,092

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net loss	$(10,779)	$(6,530)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	67	(6)
Other comprehensive gain (loss)	67	(6)
Comprehensive loss	$(10,712)	$(6,536)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statement of Shareholders’ Equity (Deficit)
(Unaudited) (In thousands, except share data)

	Common Shares		Treasury Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2019	20,672,025	$145,709	(408,070)	$(2,854)	$15,156	$(88,975)	$449	$69,485
Issuance of shares in an asset acquisition	12,404	337	—	—	—	—	—	337
Stock option exercises	5,941	84	—	—	—	—	—	84
Warrant exercises	70,567	113			(57)			56
Share-based compensation	45,394	45			1,791			1,836
Shares withheld to cover income tax obligation upon vesting of restricted stock	(2,528)	(3)			(53)			(56)
Foreign currency translation gain (loss)	—	—	—	—	—	—	67	67
Net loss	—	—	—	—	—	(10,779)	—	(10,779)
Balances at March 31, 2019	20,803,803	$146,285	(408,070)	$(2,854)	$16,837	$(99,754)	$516	$61,030

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2018	15,743,705	$41,267	(1,221,210)	$(6,465)	$27,986	$(67,877)	$76	$(5,013)
Issuance of ordinary shares	100,615	1,610	—	—	—	—	—	1,610
Stock option exercises	106,248	106	—	—	330	—	—	436
Share-based compensation	42,025	42	—	—	701	—	—	743
Foreign currency translation gain (loss)	—	—	—	—	—	—	(6)	(6)
Net loss	—	—	—	—	—	(6,530)	—	(6,530)
Balance at March 31, 2018	15,992,593	$43,025	(1,221,210)	$(6,465)	$29,017	$(74,407)	$70	$(8,760)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(10,779)	$(6,530)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	633	637
Provision for doubtful accounts	112	35
Provision for inventory obsolescence	(83)	—
Share-based compensation	1,836	743
Loss from disposal of property and equipment	8	—
Unrealized foreign currency (gain) loss, net	892	—
Change in fair value of derivative instruments	32	1,305
Change in fair value of contingent consideration	(225)	363
Amortization of debt discount	868	814
Changes in operating assets and liabilities:
Accounts receivable	(2,883)	(5,136)
Inventory	1,744	698
Prepaid expenses and other current assets	(826)	(1,647)
Other assets	(11)	5
Accounts payable	(619)	932
Accrued liabilities	1,142	1,229
Other liabilities	161	621
Net cash used in operating activities	(7,998)	(5,931)
Cash flows from investing activities:
Purchases of property and equipment	(685)	(392)
Cash used in asset acquisition	(767)	—
Cost incurred for intangible assets	(3)	(22)
Net cash used in investing activities	(1,455)	(414)
Cash flows from financing activities:
Repayments on capital leases	(102)	(64)
Proceeds from issuance of ordinary shares, net of issuance costs	—	1,610
Proceeds from stock option exercises	84	436
Proceeds from warrant exercises	58	—
Tax payments related to shares withheld upon vesting of restricted stock	(56)
Net cash provided by (used in) financing activities	(16)	1,982
Effect of exchange rate changes on cash	(35)	112
Net decrease in cash	(9,504)	(4,251)
Cash at beginning of period	52,639	10,864
Cash at end of period	$43,135	$6,613

Supplemental disclosures:
Cash paid for interest	$1,402	$1,283
Cash paid for income taxes	$87	$—

Supplemental disclosures of non-cash investing and financing activities:
Unpaid balance for property and equipment	$705	$730
Assets acquired under capital leases	$69	$—
Equity consideration in an asset acquisition	$337	$—
Inventory acquired in an asset acquisition	$1,104	$—
Consideration payable related to asset acquisition	$1,257	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Formation and Business of the Company
Formation and Business of the Company
Establishment Labs Holdings Inc. and its wholly owned subsidiaries (collectively “the Company”, “we”, “us”, or “our”) is a global company that manufactures and markets innovative medical devices for aesthetic plastic surgery and reconstructive plastic surgery. The Company was established in the British Virgin Islands on October 9, 2013, at which time Establishment Labs, S.A., the Costa Rican manufacturing company, was reincorporated as a wholly-owned subsidiary. As of March 31, 2019, the Company also has wholly-owned subsidiaries in the United States (JAMM Technologies, Inc. and Motiva USA LLC), Belgium (European Distribution Center Motiva BVBA), Brazil (Establishment Labs Produtos para Saude Ltda), France (Motiva Implants France SAS), Sweden (Motiva Nordica AB), Switzerland (JEN-Vault AG), the United Kingdom (Motiva Implants UK Limited), Italy (Motiva Italy S.R.L), Spain (Motiva Implants Spain, S.L.) and Austria (Motiva Austria GmbH). Substantially all of the Company’s revenues are derived from the sale of silicone breast implants under the brand of Motiva Implants.
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
The Company is pursuing regulatory approval to commercialize its products in the United States. The Company received approval of an investigational device exemption, or IDE, from the FDA in March 2018 to initiate a clinical trial in the United States for its Motiva Implants, and the first patient in the study was enrolled in April 2018.
The Company has been expanding its global operations through a series of acquisitions and establishing wholly-owned subsidiaries. In November 2015, the Company purchased certain assets from Magna Equities I, LLC and established its wholly-owned subsidiary, JAMM Technologies, Inc., in the United States. In January 2016, the Company purchased a distribution company in Brazil to support the application to sell its products in Brazil. In March 2016, the Company purchased a storage and distribution company in Belgium to support its continued growth in Europe. In September 2016, the Company purchased a distribution company in France and established a wholly-owned subsidiary in Switzerland. In November 2017, the Company acquired certain assets from Femiline AB and established its wholly-owned subsidiary in Sweden, Motiva Nordica AB. During 2018, the Company has established wholly-owned subsidiaries in the United Kingdom and Italy and purchased certain assets from Menke Med GmbH, Motiva Matrix Spain SL and Belle Health Ltd. In January 2019, the Company purchased certain assets from AFS Medical GMBH and established wholly-owned subsidiaries in Austria and Spain.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2.    Summary of Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2019 as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s audited consolidated financial statements as of December 31, 2018 and 2017 and for the years then ended. Below are those policies with current period updates.
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
The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the years ended December 31, 2018 and 2017 presented in the Company’s Form 10-K filed on March 20, 2019, with the U.S. Securities and Exchange Commission.
The condensed consolidated financial statements include the Company’s accounts and those of its wholly owned subsidiaries as of March 31, 2019 as follows:

Subsidiary	Incorporation/Acquisition Date
Establishment Labs, S.A. (Costa Rica)	January 18, 2004
Motiva USA, LLC (USA)	February 20, 2014
JAMM Technologies, Inc. (USA)	October 27, 2015
Establishment Labs Produtos par Saude Ltda (Brazil)	January 4, 2016
European Distribution Center Motiva BVBA (Belgium)	March 4, 2016
Motiva Implants France SAS (France)	September 12, 2016
JEN-Vault AG (Switzerland)	November 22, 2016
Motiva Nordica AB (Sweden)	November 2, 2017
Motiva Implants UK Limited (the United Kingdom)	July 31, 2018
Motiva Italy S.R.L (Italy)	July 31, 2018
Motiva Implants Spain, S.L. (Spain)	January 3, 2019
Motiva Austria GmbH (Austria)	January 14, 2019

All intercompany accounts and transactions have been eliminated in consolidation.
Unaudited Interim Condensed Consolidated Financial Information
The accompanying interim condensed consolidated financial statements as of March 31, 2019 and for the three months ended March 31, 2019 and 2018, and the related interim information contained within the notes to the condensed consolidated financial statements, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to state fairly the Company’s financial position as of March 31, 2019, and the results of its operations and cash flows for the three months ended March 31, 2019 and 2018. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full fiscal year 2019, or for any future period.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
For the three months ended March 31, 2019, Brazil accounted for 17.7% of consolidated revenue and no other individual country exceeded 10% of consolidated revenue, on a ship-to destination basis. For the three months ended March 31, 2018, no individual country exceeded 10% of consolidated revenue, on a ship-to destination basis.
The Company’s long-lived assets located in Costa Rica represented the majority of the total long-lived assets as of March 31, 2019 and December 31, 2018.
Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated condensed financial statements and accompanying notes. Significant accounting estimates and management judgments reflected in the consolidated condensed financial statements include items such as accounts receivable valuation and allowances, inventory valuation and allowances, valuation of acquired intangible assets, valuation of derivatives, estimation of assets’ useful lives and valuation of deferred income tax assets, including tax valuation allowances. Estimates are based on historical experience, where applicable, and other assumptions believed to be reasonable by management. Actual results may differ from those estimates under different assumptions or conditions.
Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and accounts receivable. The majority of the Company’s cash is held at one financial institution in the United States. The Company has not experienced any losses on its deposits of cash.
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
During the three months ended March 31, 2019 and 2018, no customers accounted for more than 10% of the Company’s revenue. No customers accounted for more than 10% of the Company’s accounts receivable balance as of March 31, 2019 and December 31, 2018. Substantially all of the Company’s revenues are derived from the sale of Motiva Implants.
The Company relies on NuSil Technology, LLC, or NuSil, as the sole supplier of medical-grade silicone used in Motiva Implants. During the three months ended March 31, 2019 and 2018, the Company had purchases of $3.7 million, or 62.9% of total purchases, and $2.9 million, or 61.1% of total purchases, respectively, from Nusil. As of March 31, 2019 and December 31, 2018, we had an outstanding balance owed to this vendor of $0.6 million and $0.8 million, respectively.
The Company’s future results of operations involve a number of risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
Cash
The Company’s cash consists of cash maintained in checking and interest-bearing accounts. The Company accounts for financial instruments with original maturities of three months or less at the date of purchase as cash equivalents. The Company held no cash equivalents as of March 31, 2019 and December 31, 2018.
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
Inventory and Cost of Revenue
Inventory is stated at the lower of cost to purchase or manufacture the inventory or the net realizable value of such inventory. Cost is determined using the standard cost method which approximates actual costs using the first-in, first-out basis. The Company regularly reviews inventory quantities considering actual losses, projected future demand, and remaining shelf life to record a provision for excess and slow-moving inventory. An inventory allowance of $0.1 million and $0.2 million has been recorded as of March 31, 2019 and December 31, 2018, respectively.
The Company recognizes the cost of inventory transferred to the customer in cost of revenue when revenue is recognized.
Shipping and Handling Costs
Shipping and handling costs are expensed as incurred and are included in selling, general and administrative, or SG&A, expenses. For the three months ended March 31, 2019 and 2018, shipping and handling costs were $0.7 million and $0.3 million, respectively.
Revenue Recognition
The Company recognizes revenue related to sales of products to distributors or directly to customers in markets where it has regulatory approval, net of discounts and allowances. The Company recognizes revenue in accordance with Accounting Standards Codification, or ASC, 606, Revenue from Contracts with Customers. ASC 606 requires the Company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The Company adopted ASC 606 on January 1, 2019, using the modified retrospective approach and applied ASC 606 only to contracts not completed as of January 1, 2019. The impact of adopting ASC 606 was not material to the consolidated financial statements.
The Company recognizes revenue related to the sales of products to distributors at the time of shipment of the product, which represents the point in time when the distributor has taken ownership and assumed the risk of loss and the required revenue recognition criteria are satisfied. The Company’s distributors are obligated to pay within specified terms regardless of when, or if, they sell the products. The Company’s contracts with distributors typically do not contain right of return or price protection and have no post-delivery obligations.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Appropriate reserves are established for anticipated sales returns based on historical experience, recent gross sales and any notification of pending returns. The Company recognizes revenue when title to the product and risk of loss transfer to customers, provided there are no remaining performance obligations required of the Company or any written matters requiring customer acceptance. The Company allows for the return of product from direct customers in certain regions within fifteen days after the original sale and records estimated sales returns as a reduction of sales in the same period revenue is recognized. Sales return provisions are calculated based upon historical experience with actual returns. Actual sales returns in any future period are inherently uncertain and thus may differ from the estimates. If actual sales returns differ significantly from the estimates, an adjustment to revenue in the current or subsequent period is recorded. As of March 31, 2019 and December 31, 2018, an allowance of $57,000 and $52,000 was recorded for product returns.
A portion of the Company’s revenue is generated from the sale of consigned inventory maintained at physician, hospital, and clinic locations. For these products, revenue is recognized at the time the Company is notified by the consignee that the product has been implanted, not when the consigned products are delivered to the consignee’s warehouse. For three months ended March 31, 2019, revenue was generated in these primary geographic markets:

(in thousands)
Europe	$9,407
Latin America	6,167
Asia-Pacific/Middle East	4,946
Other	258
$20,778

The Company believes this level of disaggregation sufficiently depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.
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
Deferred revenue primarily consists of payments received in advance of meeting revenue recognition criteria. The Company has received payments from distributors to provide distribution exclusivity within a geographic area and recognizes deferred revenue on a ratable basis over the term of such contractual distribution relationship. Additionally, the Company has received payments from customers in direct markets prior to surgical implantation, and recognizes deferred revenue at the time the Company is notified by the customer that the product has been implanted. For all arrangements, any revenue that has been deferred and is expected to be recognized beyond one year is classified as long-term deferred revenue and included in “Other liabilities, long term” on the consolidated balance sheets (see Note 3).
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
During the year ended December 31, 2018, there has been no impairment of goodwill or intangible assets based on the qualitative assessments performed by the Company. As of March 31, 2019, no triggering events have occurred which would indicate that the acquired intangible asset values may not be recoverable.
Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

to the related asset group’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. There were no impairment charges, or changes in estimated useful lives recorded during the year ended December 31, 2018. As of March 31, 2019, no triggering events have occurred which would indicate that the acquired intangible asset values may not be recoverable.
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
There were no material uncertain tax positions in fiscal 2018 and for the three months ended March 31, 2019.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Gains and losses resulting from foreign currency transactions are included within “Other income (expense), net” in the condensed consolidated statement of operations. For the three months ended March 31, 2019, foreign currency transaction loss amounted to $0.4 million as compared to a foreign currency transaction gain of $0.2 million for the three months ended March 31, 2018.
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
Prior to the adoption of ASU 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting, on January 1, 2019, the company accounted for stock options and RSAs issued to non-employees under ASC 505-50 Equity: Equity-Based Payments to Non-Employees, which required the fair value of such non-employee awards to be remeasured at each quarter-end over the vesting period. After the adoption of ASU 2018-07, the accounting guidance is consistent with accounting for employee share-based compensation.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following recent accounting pronouncements issued by the FASB, could have a material effect on our financial statements:
Recently Adopted Accounting Standards
On January 1, 2019, the Company adopted ASC 606, Revenue from Contracts with Customers, and all the related amendments and applied it to all contracts that were not completed as of January 1, 2019 using the modified retrospective method. The impact of adoption on the Company’s consolidated balance sheet as of December 31, 2018 and consolidated statement of operations for the year ended December 31, 2018 was not material.
In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with accounting for employee share-based compensation. This guidance is effective for non-public entities for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. Early adoption is permitted. The Company adopted this ASU on January 1, 2019. The adoption of this ASU did not have a material impact on the financial statements.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of their classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases today. ASC 842 supersedes the previous leases standard, ASC 840 Leases. The standard is effective for non-public business entities and emerging growth companies for fiscal years beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the effects, if any, that the adoption of this guidance will have on its consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.     Balance Sheet Accounts
Inventory

	March 31, 2019	December 31, 2018

	(in thousands)
Raw materials	$2,074	$3,349
Work in process	1,182	1,244
Finished goods	20,496	20,252
	$23,752	$24,845

Property and Equipment, Net

	March 31, 2019	December 31, 2018

	(in thousands)
Machinery and equipment	$7,606	$7,145
Vehicles	400	400
Furniture and fixtures	2,699	2,536
Leasehold improvements	8,150	8,062
Total	18,855	18,143
Less: Accumulated depreciation and amortization	(5,653)	(5,230)
	$13,202	$12,913

For the three months ended March 31, 2019 and 2018, depreciation and amortization expense related to property and equipment was $0.6 million and $0.5 million, respectively.
The Company entered into capital leases relating to equipment and vehicles and recorded the fair value of the lease payments on the initial contract date, and is amortizing the assets over the term of the leases. As of March 31, 2019 and December 31, 2018, the gross asset value for capital lease assets was $1.5 million and $1.4 million, respectively. Depreciation expense for assets under capital leases was $21,000 and $24,000 for the three months ended March 31, 2019 and 2018, respectively.
In August 2015, the Company entered into a contract with the Zona Franca Coyol, S.A. to have them build a new manufacturing facility in Costa Rica. The construction of the new 27,900 square foot facility began in November 2015 and was finished during the first quarter of fiscal 2017. The construction costs were paid for by the Company. The Company has an option to purchase the title to the building for approximately $3.2 million and on May 11, 2016 the Company provided notice of the intent to exercise the purchase right and expects the transaction to complete by June 30, 2019. Currently, the Company leases the building from Zona Franca Coyol, S.A. for approximately $34,000 per month.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Accrued Liabilities
Accrued liabilities consisted of the following:

	March 31, 2019	December 31, 2018

	(in thousands)
Bonus	$2,876	$3,058
Payroll and related expenses	1,887	1,300
Taxes	511	479
Commissions	299	487
Other	1,273	801
	$6,846	$6,125

Other Liabilities, Short Term
Other liabilities, short-term consisted of the following:

	March 31, 2019	December 31, 2018

	(in thousands)
Repurchase of warrants	$2,261	$2,261
Contingent equity consideration (see Note 11)	801	914
Deferred revenue	681	908
Cash payable for asset acquisitions (see Note 11)	386	—
	$4,129	$4,083

In August 2017, the Company repurchased warrants for $4.7 million of which $2.3 million was still outstanding as of March 31, 2019 and December 31, 2018. The outstanding amount is due to be paid on August 1, 2019.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Other Liabilities, Long Term
Other liabilities, long-term consisted of the following:

	March 31, 2019	December 31, 2018

	(in thousands)
Contingent equity consideration (see Note 11)	$801	$914
Deferred revenue	1,167	1,186
Cash payable for asset acquisitions (see Note 11)	871	883
Other	539	568
	$3,378	$3,551

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
The Company’s goodwill and most intangibles at March 31, 2019 are the result of acquisitions of certain assets formerly owned by VeriTeQ Corporation in November 2015 and Femiline AB in November 2017, and business acquisitions of Establishment Labs Brasil Productos para Saude Ltda. in January 2016, European Distribution Center Motiva BVBA in March 2016 and Motiva Implants France in September 2016. Finite-lived intangibles are amortized over their estimated useful lives based on expected future benefit.
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
There were no changes in the carrying amount of goodwill during the three months ended March 31, 2019:

	Balance as of January 1, 2019	Additions	Accumulated Impairment Losses	Balance as of March 31, 2019

	(in thousands)
Goodwill	$465	$—	$—	$465

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The carrying amounts of these intangible assets as of March 31, 2019 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives

	(in thousands)			(in years)
Patents and license rights	$1,669	$(625)	$1,044	7-12
Customer relationships	1,896	(500)	1,396	4-10
510(k) authorization	567	(128)	439	15
Developed technology	62	(36)	26	10
Capitalized software development costs	98	(98)	—	2
Other	75	(23)	52	2-5
Capitalized patents and license rights not yet amortized	291	—	291
	$4,658	$(1,410)	$3,248

The carrying amounts of intangible assets as of December 31, 2018 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives

	(in thousands)			(in years)
Patents and license rights	$1,669	$(564)	$1,105	7-12
Customer relationships	1,896	(381)	1,515	4-10
510(k) authorization	567	(118)	449	15
Developed technology	62	(34)	28	10
Capitalized software development costs	98	(98)	—	2
Other	75	(18)	57	2-5
Capitalized patents and license rights not yet amortized	291	—	291
	$4,658	$(1,213)	$3,445

For the three months ended March 31, 2019 and 2018, amortization expense related to intangible assets was $0.2 million and $0.2 million, respectively. Non-product related amortization is recorded in SG&A while product related amortization is recorded in cost of revenue.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of March 31, 2019, the amortization expense related to identifiable intangible assets, with definite useful lives, in future periods is expected to be as follows:

Year Ending December 31,	(in thousands)
2019 (remaining)	$532
2020	714
2021	674
2022	345
2023	109
Thereafter	583
Total	$2,957

The Company evaluates the recoverability of goodwill and indefinite-lived intangible assets annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. As of March 31, 2019, no triggering events have occurred which would indicate that the acquired intangible asset values may not be recoverable.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy at period end:

	Fair Value Measurements at March 31, 2019
	Total	Level 1	Level 2	Level 3

	(in thousands)
Liabilities
Madryn put option liability	$4,800	$—	$—	$4,800
Acquisition-related contingent consideration	1,603	—	—	1,603
	$6,403	$—	$—	$6,403

	Fair Value Measurements at December 31, 2018
	Total	Level 1	Level 2	Level 3

	(in thousands)
Liabilities
Madryn put option liability	$4,768	$—	$—	$4,768
Acquisition-related contingent consideration	1,828	—	—	1,828
	$6,596	$—	$—	$6,596

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
Valuation of the embedded derivatives is complex and requires interest rate simulation, estimating the resultant bond valuation and the resultant pay-off to the option holder. The Company estimated the fair value of the embedded redemption options using the probability-weighted Binomial Lattice Model which is based on generalized binomial option pricing formula. The Binomial Lattice Model allows for the possibility of exercise before the end of the option’s life and considers future interest rates, volatility and other data with regards to the Company’s credit rating and credit spread. The probability of a change in control occurring was determined to be 50% at March 31, 2019 and December 31, 2018.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company used the following assumptions to value Madryn derivatives:
Put Option Liability (Madryn)

	March 31, 2019	December 31, 2018
Interest rate volatility	17.2%	17.4%
Market yield rate	13.0%	13.0%
Term (in years)	4.25	4.5
Dividend yield	—%	—%

On November 17, 2017, the Company and Femiline AB and Johan Anderson, or the Seller, entered into an agreement to purchase certain assets from the Seller. The assets purchased included all existing inventory previously sold by the Company to the Seller, all customer relationships and a covenant not to compete. The aggregate purchase price for the assets purchased was 100,000 Class A Ordinary shares of the Company, contingently issuable upon achievement of specific milestones. Based on the valuation of the Company’s shares performed by a valuation specialist, the contingently issuable shares had an aggregate value of $1.0 million calculated as a product of contingently issuable shares and estimated fair value per share (see Note 11) on the date of the agreement. As of March 31, 2019, the fair value of the contingently issuable shares was determined using the closing price of the Company’s publicly traded shares.
As of March 31, 2019 and December 31, 2018, the short term and long term portions of contingent consideration liability were included in “Other liabilities, short term” and “Other liabilities, long term”, respectively.
The estimates are based, in part, on subjective assumptions and could differ materially in the future.
During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at fair value using Level 3 inputs. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the three months ended March 31, 2019 or during the year ended December 31, 2018.
The fair value of the debt conversion feature liability includes the estimated volatility and risk-free rate.  The higher/lower the estimated volatility, the higher/lower the value of the debt conversion feature liability. The higher/lower the risk-free interest rate, the higher/lower the value of the debt conversion feature liability.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments as follows:

	Acquisition-related Contingent Consideration	Put Option Liability (Madryn)	Call Option Liability (Madryn)
Balance at December 31, 2017	$964	$20,302	$360
Change in fair value	363	1,442	(137)
Balance at March 31, 2018	$1,327	$21,744	$223

Balance at December 31, 2018	$1,828	$4,768	$—
Change in fair value	(225)	32	—
Balance at March 31, 2019	$1,603	$4,800	$—

6.    Debt
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
Borrowings under the Madryn Credit Agreement bear interest at a rate equal to 3-month LIBOR plus 11.0% per annum provided that no default has occurred. In an event of a default, the interest would increase by an additional 4.0% per annum. The weighted average interest rate under the credit agreement was approximately 13.8% at March 31, 2019. The Company incurred $1.4 million and $1.3 million in interest expense in connection with Madryn Credit Agreement during the three months ended March 31, 2019 and in 2018, respectively. No principal payments are due until 2021. Eight quarterly payments of 12.5% of the principal amounts borrowed under each tranche are due beginning September 30, 2021 and each quarter end through and including June 30, 2023.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
The Company recorded Madryn debt on the balance sheet as follows:

	March 31, 2019	December 31, 2018

	(in thousands)
Principal	$40,000	$40,000
Net unamortized debt discount and issuance costs	(16,810)	(17,678)
Net carrying value of Madryn debt	$23,190	$22,322

As of March 31, 2019, the Company is in compliance with all financial debt covenants.
7.     Commitments and Contingencies
Operating Leases
We lease certain facilities under various operating leases. Most of the lease agreements provide us with the option of renewing our leases at the end of the initial lease term, at fair market rates. In most cases, we expect that in the normal course of business, facility leases will be renewed or replaced by other leases.
For the three months ended March 31, 2019 and 2018, rent expense was $0.3 million and $0.2 million, respectively.
Future minimum lease payments under the operating leases as of March 31, 2019 were as follows:

Years Ending December 31,	Operating Leases
(in thousands)
2019 (remaining)	$659
2020	824
2021	765
2022	764
2023	792
Thereafter	3,137
$6,941

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Capital Lease
The Company entered into capital lease arrangements relating to software, equipment and vehicles. The lease periods are from one to seven years. The repayments are made monthly with an interest rates ranging from 4% to 7% per year.
Future minimum lease payments under these capital leases as of March 31, 2019 were as follows:

Years Ending December 31,	Capital Leases
(in thousands)
2019 (remaining)	$242
2020	258
2021	169
2022	36
705
Interest included in the above payments	(76)
Amount payable without interest	629
Short-term minimum capital lease payments (included in accrued liabilities)	357
Long-term minimum capital lease payments	$348

Contingencies
Periodically, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual or disclosure at March 31, 2019 and December 31, 2018.
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
8.    Shareholders’ Equity (Deficit)
Under the Memorandum of Association and Articles of Association, or Articles, in effect as of March 31, 2019 and December 31, 2018, the Company had authorized an unlimited amount of common shares with no par value.
As of March 31, 2019 and December 31, 2018, 20,803,803 and 20,672,025 shares, respectively, of common shares were issued and 20,395,733 and 20,263,955 shares, respectively, were outstanding.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

During the three months ended March 31, 2019, the Company issued common shares in connection with an exercise of outstanding warrants (see Note 9) and as consideration for certain assets acquired (see Note 11). The Company also granted stock options to employees (see Note 10).
The Company had reserved common shares for future issuances as follows:

	March 31, 2019	December 31, 2018
Warrants to purchase shares	25,161	104,826
Options to purchase shares	1,536,422	1,486,363
Remaining shares available under the 2018 Equity Incentive Plan	1,709,148	1,015,148
Shares issuable on vesting of restricted stock awards	269,138	314,123
Remaining shares available under the 2018 ESPP	287,000	100,000
Total	3,826,869	3,020,460

9.    Warrants
In 2015, the Company issued warrants to purchase common shares to CPH and to Rockport Ventures in connection with a certain debt arrangement, which is no longer outstanding.
In March 2017, the Rockport Warrants were canceled and new warrants for the purchase of 145,000 Class B ordinary shares were issued to parties related to Rockport Ventures, with a fixed exercise price of $3.80 per share.
During the three months ended March 31, 2019, warrants to purchase 72,570 shares were net exercised to obtain 70,567 shares. As of March 31, 2019 and December 31, 2018, 25,161 and 104,826 warrants to purchase the Company’s common shares, respectively, were outstanding and exercisable:

Warrant Holder	Issue Date	In Connection With	Warrant to Purchase	Shares	Exercise Price	Expiration Date
Rockport	3/3/2017	Loan agreement	Common	25,161	$3.80	8/28/2022

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
The 2015 Plan, as amended, reserved 2,650,000 Class A shares for issuance. If an award granted under the 2015 Plan expires, terminates, is unexercised, or is forfeited, or if any shares are surrendered in connection with an incentive award, the shares subject to such award and the surrendered shares become available for further awards under the 2015 Plan.
Concurrent with the closing of the IPO, the Board of Directors terminated the 2015 Plan and approved the 2018 Equity Incentive Plan, or the 2018 Plan, with an initial reserve of 1,500,000 shares of the Company’s common shares for issuance under the 2018 Plan.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Pursuant to the “evergreen” provision contained in the 2018 Plan, the number of common shares reserved for issuance under the 2018 Plan automatically increases on first day of each fiscal year, commencing on January 1, 2019, in an amount equal to the least of (1) 750,000 shares, (2) 4% of the total number of the Company’s common shares outstanding on the last day of the preceding fiscal year, or (3) a number of common shares as may be determined by the Company’s Board of Directors prior to any such increase date. On January 1, 2019, the number of common shares authorized for issuance increased automatically by 750,000 shares in accordance with the evergreen provision of the 2018 Plan, increasing the number of common shares reserved under the 2018 Plan to 2,250,000.
During the periods presented, the Company recorded the following share-based compensation expense for stock options and restricted stock awards:

	Three Months Ended March 31,
	2019	2018

	(in thousands)
Sales, general and administrative	$1,268	$102
Research and development	568	641
Total	$1,836	$743

Stock Options

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2018	1,486,363	$11.43	8.74	$23,778
Granted (weighted-average fair value of $14.79 per share)	56,000	25.77
Exercised	(5,941)	14.13
Forfeited/canceled	—	—
Balances at March 31, 2019	1,536,422	$11.95	8.38	$18,581

As of March 31, 2019, 529,614 options were vested and exercisable with weighted-average exercise price of $5.19 per share and a total aggregate intrinsic value of $10.0 million.
During the three months ended March 31, 2019, 5,941 options were exercised at a price of $14.13 per share. The intrinsic value of the options exercised during the three months ended March 31, 2019 and 2018 was $59,000 and $1.0 million, respectively. Upon the exercise of stock options, the Company issued new shares from its authorized shares.
At March 31, 2019, unrecognized compensation expense was $4.2 million related to stock options granted to employees and Board of Directors and $4.8 million related to stock options granted to consultants. The weighted-average period over which such compensation expense will be recognized is 3.0 years.
Stock Options Granted to Employees
Share-based compensation expense for employees is based on the grant date fair value. The Company recognizes compensation expense for all share-based awards ratably on a straight-line basis over the requisite service period of the awards, which is generally the vesting term of four years. During the three months ended

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

March 31, 2019 and 2018, the Company recognized $0.3 million and $0.1 million, respectively, of stock-based compensation expense for stock options granted to employees.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The fair value of stock options granted to employees was estimated using the following assumptions:

	Three Months Ended March 31,
	2019	2018
Volatility	56%	57%
Risk-free interest rate	2.5% - 2.6%	2.7%
Term (in years)	6.25	6.25
Dividend yield	0%	0%

Stock Options Granted to Non-Employees
Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned using an accelerated attribution method. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered. For the three months ended March 31, 2019 and 2018, the Company recognized expense of $1.1 million and $0.5 million for stock options granted to consultants.
The fair value of stock options granted to consultants was estimated using the following assumptions during the following periods presented:

	Three Months Ended March 31,
	2019	2018
Volatility	—	59.0%
Risk-free interest rate	—	2.8%
Term (in years)	—	10
Dividend yield	—	0.0%

The Company did not grant stock options to non-employees in 2019.
Restricted Stock
Each vested RSA and RSU entitles the holder to be issued one common share. These awards vest according to a vesting schedule determined by the Compensation Committee of the Company’s Board of Directors, generally over a one to four year period.
The following table represents RSA activity for fiscal 2019:

	Restricted Stock Awards	Weighted- Average Grant Date Fair Value
Outstanding unvested at December 31, 2018	314,123	$8.57
Granted	—	—
Vested	(44,985)	7.81
Forfeited/canceled	—	—
Outstanding unvested at March 31, 2019	269,138	$10.47

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The fair value of restricted stock is the grant date market value of common shares. The Company recognizes share-based compensation expense related to restricted stock using a straight-line method over the vesting term of the awards. The fair value of RSAs that vested during the three months ended March 31, 2019 and 2018, was $0.4 million and $0.1 million, which was calculated based on the market value of the Company’s common shares on the applicable date of vesting.
As of March 31, 2019, we had unrecognized share-based compensation cost of approximately $3.2 million associated with unvested restricted stock awards. This cost is expected to be recognized over a weighted-average period of approximately 1.8 years.
11.    Business Combinations and Asset Acquisitions
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

As of December 31, 2018, the consideration of $0.4 million to Novaform has not been paid and is included in

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

“Accounts payable”. As of March 31, 2019, the consideration of $0.4 million to Novaform was still outstanding.
The goodwill resulting from this acquisition is deductible for tax purposes.
Asset Acquisitions
Austria
On January 31, 2019, European Distribution Center Motiva BVBA, or EDC, entered into an asset purchase agreement with AFS Medical GMBH, or the Austria Seller, to purchase certain assets from the Austria Seller. The assets purchased included all existing inventory previously sold by the Company to the Austria Seller and all customer relationships and contracts. The aggregate purchase price for the assets purchased was the aggregate sum of book value of the inventory at the time of the transaction plus a cash payment of €293,000, or approximately $335,000, and 12,404 of the Company’s common shares.
The purchase price and allocation of purchase price were as follows:

Purchase Price:	(in thousands)
Cash consideration	$335
Fair market value of common shares issued on effective date	337
Cash paid for inventory	432
Total purchase price	$1,104

Allocation of Purchase Price:	(in thousands)
Inventory	$1,104

As of March 31, 2019, the Company has fully paid for the Austria asset acquisition.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Allocation of Purchase Price:	(in thousands)
Inventory	$2,137
Customer relationships	428
Covenant not to compete	57
Total purchase price allocated	$2,622

Per the asset purchase agreement entered into with the German Seller, the German Seller is entitled to three milestone payments in the next three fiscal years following the year ended December 31, 2018. The German Seller will receive annual payments of €360,000 (approximately $404,000), €420,000 (approximately $471,000) or €480,000 (approximately $539,000) if the German Seller meets none, one, or both of the required milestones, respectively. Only the present value of the guaranteed minimum milestone payments of €360,000 per year for the next three years were included in the purchase price. Contingent consideration will be recognized when the contingency is deemed probable and reasonably estimable.
As of December 31, 2018, the Company has fully paid for the German asset acquisition excluding the milestone payments of $1.2 million. The Company determined that it is probable that the Germany seller will achieve both of the fiscal 2019 milestones and accrued an additional €120,000 (approximately $135,000) as of March 31, 2019.
Spain
On October 1, 2018, EDC entered into an asset purchase agreement effective October 29, 2018, with Motiva Matrix Spain SL, or the Spain Seller, to purchase certain assets from the Spain Seller. The assets purchased included all existing inventory previously sold by the Company to the Spain Seller and all customer relationships and contracts. The aggregate purchase price for the assets purchased was the aggregate sum of the book value of the inventory at the time of the transaction (subject to certain adjustments as set forth in the agreement) plus a cash payment of €1.6 million, or approximately $1.8 million, to be paid to the Spain Seller no later than December 1, 2018 following repayment by the Spain Seller to the Company of an outstanding balance in the amount of €2.0 million, or approximately $2.3 million.
The purchase price and allocation of purchase price were as follows:

Purchase Price:	(in thousands)
Cash consideration	$1,838
Cash paid for inventory	1,774
Total purchase price	$3,612

Allocation of Purchase Price:	(in thousands)
Inventory	$3,560
Customer relationships	52
Total purchase price allocated	$3,612

As of December 31, 2018, the Company had fully paid for the Spain asset acquisition.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
12.    Net Income (Loss) Per Share
The following table summarizes the computation of basic and diluted net loss per share for the periods presented:

	Three Months Ended March 31,
	2019	2018

	(in thousands, except share and per share data)
Numerator:
Net loss	$(10,779)	$(6,530)
Denominator:
Weighted average common/ordinary shares used for basic and diluted earnings per share	20,495,671	14,662,092

Net loss per share:
Basic and diluted	$(0.53)	$(0.45)

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted-

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

average number of shares and dilutive share equivalents outstanding for the period, determined using the treasury-share method and the as-if converted method, for convertible securities, if inclusion of these is dilutive.
If the Company reports a net loss, diluted net loss per share is the same as basic net loss per share for those periods because including the dilutive securities would be anti-dilutive.
The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares:

	Three Months Ended March 31,
	2019	2018
Options to purchase common shares	1,536,422	938,739
Shares issuable on vesting of restricted stock awards	269,138	433,031
Warrants to purchase common shares	25,161	145,000
Total	1,830,721	1,516,770

13.    Related Party Transactions
In August 2017, the Company entered into a credit agreement with Madryn and a syndicate of lenders to borrow up to $55.0 million (see Note 6). As of March 31, 2019, Madryn owns approximately 3.7% of the common shares of the Company.
During the three months ended March 31, 2019 and 2018, the Company recorded revenue of $0.1 million and $0.5 million, respectively, for product sales to Herramientas Medicas, S.A., a distribution company owned by a family member of the Chief Executive Officer of the Company. Accounts receivable owed to the Company from this distribution company amounted to approximately $0.2 million as of March 31, 2019 and December 31, 2018, respectively.
In May 2016, the Company entered into a scientific board advisory agreement with Dr. Manuel Enrique Chacón Quirós pursuant to which Dr. Chacón Quirós joined the Company’s Scientific Advisory Board, provides general scientific advice, and serves as a clinical investigator, among other services. In exchange for these services, Dr. Chacón Quirós was granted options to purchase 20,580 shares, vesting over four years in equal annual installments, provided that he continues to provide these services at such times. In September 2016, the Company entered into a separate agreement whereby Dr. Chacón Quirós will maintain his clinic in Costa Rica as a MotivaImagine Excellence Center and will host and train physicians in the use of the Company products in relevant procedures, among other services, in exchange for cash reimbursement of up to $4,500 per day that such services are rendered. Dr. Chacón Quirós is the brother of our Chief Executive Officer, Juan José Chacón Quirós. During the three months ended March 31, 2019 and 2018, the Company paid Dr. Chacón Quirós approximately $30,000 and $38,000, respectively, for services rendered.
During the three months ended March 31, 2019 and 2018, the Company recorded revenue of approximately zero and $40,000 for product sales to Motiva Netherlands BV, a distribution and agency company owned by Erick Vogelanzeng, our Vice President of Sales, Europe. There were no accounts payable due to this distribution company at March 31, 2019 and December 31, 2018.
14.    Subsequent Events
Between April 1, 2019 and May 15, 2019, the Board of Directors approved grants of 249,000 shares of stock options under the 2018 Plan including the grants to our executive officers described below.
On April 25, 2019, the Compensation Committee approved the grant of stock options to our executive officers. The following table sets forth the number of shares underlying the stock option grants to certain named executive officers:

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Named Executive Officer	Position	Stock Options
Juan Jose Chacon-Quiros	Chief Executive Officer and Director	80,000
Salvador Dada	Chief Operating Officer	35,000
Roberto de Mezerville	Chief Technology Officer	25,000
Eddie de Oliveria	Vice President of Sales Brazil	36,000
Eddie de Oliveria	Vice President of Sales Brazil	6,000
The stock options described above were granted under our 2018 Equity Incentive Plan and have a per share exercise price equal to $25.25, the closing price of our common stock as reported on The Nasdaq Capital Market on April 25, 2019.
The option grants for Juan Jose Chacon-Quiros, Salvador Dada and Roberto de Mezerville are subject to a four-year vesting schedule, with 25% vesting one year after a vesting commencement date of January 1, 2020 and 25% each one year anniversary thereafter, subject to the respective optionholder’s continued service with us.
The grant of 36,000 options for Eddie de Oliveria is subject to a four-year vesting schedule, with 25% vesting one year after a vesting commencement date of April 25, 2019 and 25% each one year anniversary thereafter, subject to his continued service with us.
The grant of 6,000 options for Eddie de Oliveria is performance-based and will vest on January 31, 2020, subject to the achievement of certain revenue targets for 2019 and his continued service with us.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q. See “Special Note Regarding Forward-Looking Statements” below.
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
Our revenue for the three months ended March 31, 2019 and 2018 was $20.8 million and $14.8 million, respectively, an increase of $6.0 million, or 40.2%. Net losses increased to $10.8 million for the three months ended March 31, 2019 from $6.5 million for the three months ended March 31, 2018. As of March 31, 2019, we had an accumulated deficit of $99.8 million.
Our cash balance as of March 31, 2019 was $43.1 million.
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
We commenced sales of our Motiva Implants in October 2010 and these products have historically accounted for the majority of our revenues. Sales of our Motiva breast implants accounted for over 90% of our revenues for the three months ended March 31, 2019, and we expect our revenues to continue to be driven primarily by sales of these products. We primarily derive revenue from sales of our Motiva Implants to two types of customers: (1) medical distributors and (2) direct sales to physicians, hospitals, and clinics.
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
Interest Expense
Interest expense consists primarily of cash and non-cash interest related to outstanding debt and amortization of debt discounts. As of March 31, 2019, we had $40.0 million in outstanding principal and accrued interest.
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

Consolidated Results of Operations
The following tables set forth our results of operations for the periods presented, in dollars:

	Three Months Ended March 31,
	2019	2018

	(unaudited) (in thousands)
Revenue	$20,778	$14,816
Cost of revenue	9,526	6,901
Gross profit	11,252	7,915
Operating expenses:
Sales, general and administrative	16,056	8,648
Research and development	3,584	2,147
Total operating expenses	19,640	10,795
Loss from operations	(8,388)	(2,880)
Interest expense	(2,242)	(2,171)
Change in fair value of derivative instruments	(32)	(1,305)
Other income (expense), net	(73)	(164)
Loss before income taxes	(10,735)	(6,520)
Provision for income taxes	(44)	(10)
Net loss	$(10,779)	$(6,530)

Comparison of the Three Months Ended March 31, 2019 and 2018

	Three Months Ended March 31,
	2019	2018

	(unaudited) (in thousands)
Revenue	$20,778	$14,816
Cost of revenue	9,526	6,901
Gross profit	$11,252	$7,915
Gross margin	54.2%	53.4%

Revenue
Revenue increased $6.0 million, or 40.2%, to $20.8 million for the three months ended March 31, 2019 as compared to $14.8 million for the three months ended March 31, 2018. The increase was primarily due to increased sales of Motiva Implants, with the increase driven by greater market penetration in existing geographies and commencement of sales in new geographies including certain European direct markets. As of March 31, 2019, our sales organization included 83 employees and contractors as compared to 67 individuals at December 31, 2018.
Cost of Revenue and Gross Margin
Cost of revenue increased $2.6 million, or 38.0%, to $9.5 million for the three months ended March 31, 2019 compared to $6.9 million for the three months ended March 31, 2018. The increase was due to higher sales volume of Motiva Implants.
The gross margin increased to 54.2% for the three months ended March 31, 2019 compared to 53.4% for the three months ended March 31, 2018 primarily due to the addition of direct market revenues with generally higher average selling prices offset by the increase in amortization related to the fair value of inventory recorded from our asset acquisitions from certain distributors in the fourth quarter of 2018. The amortization decreased our gross margins by 7% for the quarter.
Operating Expenses

	Three Months Ended March 31,
	2018	2017

	(unaudited) (in thousands)
Operating expenses:
Sales, general and administrative	$16,056	$8,648
Research and development	3,584	2,147
Total operating expenses	$19,640	$10,795

Sales, General and Administrative Expense
SG&A expense increased $7.4 million, or 85.7%, to $16.1 million for the three months ended March 31, 2019, compared to $8.6 million for the three months ended March 31, 2018. The increase in SG&A was primarily due to $2.9 million increase in personnel costs as a result of the hiring of additional sales, marketing and administrative employees, $2.0 million increase in consulting and audit fees, $0.4 million increase in marketing expenses, $0.3 million increase in freight, $0.3 million increase in sales commissions and $0.2 million increase in insurance.
Research and Development Expense
R&D expense increased $1.4 million, or 66.9%, to $3.6 million for the three months ended March 31, 2019, compared to $2.1 million for the three months ended March 31, 2018. The increase in R&D expenses was primarily due to $0.7 million increase in R&D personnel costs and $0.4 million increase in expenditures related to the initiation of our PMA clinical study in the United States, primarily consisting of fees to third parties to set-up and manage the clinical trial.
Interest Expense
Interest expense remained stable at $2.2 million for the three months ended March 31, 2019 and March 31, 2018.
Change in Fair Value of Derivative Instruments
Change in fair value of derivative instruments for the three months ended March 31, 2019 resulted in a loss of $32,000 as compared to a loss of $1.3 million for the three months ended March 31, 2018. The change in fair value of derivative instruments was due to changes in the fair value of Madryn derivatives embedded in the Madryn Credit Agreement we entered into in August 2017.
Provision for Income Taxes
Provision for income taxes increased $34,000, or 340.0%, to $44,000 for the three months ended March 31, 2019, compared to $10,000 for the three months ended March 31, 2018. The change in the provision for income taxes is primarily due to increased pre-tax income in foreign jurisdictions.

Liquidity and Capital Resources
As of March 31, 2019, we had an accumulated deficit of $99.8 million. Since our inception, we have generated losses and expect to continue to generate losses in the intermediate term. We have financed our operations through a combination of private equity financings and debt financings, and from cash generated from operations, primarily from the collection of accounts receivable resulting from sales. Our historical cash outflows have primarily been associated with cash used for operating activities such as expansion of our sales and marketing and distributor infrastructure, investing in inventory, R&D activities, asset acquisitions, capital improvements and other working capital needs. As of March 31, 2019 and December 31, 2018, we had cash of $43.1 million and $52.6 million, respectively.
In 2017, we raised capital through a series of equity financing rounds with total gross aggregate proceeds of $27.8 million. In August 2017, we received $38.5 million in debt funding through the Madryn Credit Agreement, of which we used $15.0 million to pay off the Perceptive debt. Additionally, in July 2018, we received proceeds in the Company’s initial public offering, or IPO, of approximately $70.1 million, net of $5.4 million related to underwriting discounts and commissions and deferred offering costs of $1.5 million. During the three months ended March 31, 2019, the Company received $0.1 million from the issuance of ordinary shares and exercise of stock options and warrants.
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
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Three Months Ended March 31,
	2019	2018

Net cash provided by (used in):
Operating activities	$(7,998)	$(5,931)
Investing activities	(1,455)	(414)
Financing activities	(16)	1,982
Effect of exchange rate changes on cash	(35)	112
Net decrease in cash	$(9,504)	$(4,251)

Net Cash Used in Operating Activities
Net cash used in operating activities of $8.0 million for the three months ended March 31, 2019 was comprised of net loss of $10.8 million, partially offset by $0.6 million of non-cash depreciation expense, $1.8 million of share-based compensation expense, and $0.9 million of non-cash interest expense due to accretion of debt discounts, as well as changes in operating assets and liabilities of $1.3 million.
Net cash used in operating activities of $5.9 million for the three months ended March 31, 2018 was comprised of net loss of $6.5 million, partially offset by $0.6 million of non-cash depreciation expense, $1.3 million change in fair value of financial instruments, $0.7 million of share-based compensation expense, and $0.8 million of non-cash interest expense due to accretion of debt discounts, as well as changes in operating assets and liabilities of $3.3 million.
Net Cash Used in Investing Activities
Net cash used in investing activities of $1.5 million for the three months ended March 31, 2019 primarily consisted of $0.7 million in purchases of property and equipment and $0.8 million cash used in an asset acquisition.
Net cash used in investing activities of $0.4 million for the three months ended March 31, 2018 primarily consisted of $0.4 million in purchases of property and equipment.
Net Cash Provided by (Used in) Financing Activities
Net cash used in financing activities of $16,000 for the three months ended March 31, 2019 primarily reflected $84,000 in proceeds received for stock option exercises and $58,000 for warrant exercises, which were offset by $102,000 in repayment on capital leases and a $56,000 tax payment related to shares withheld upon vesting of restricted stock.
Net cash provided by financing activities of $2.0 million for the three months ended March 31, 2018 primarily reflected $1.6 million in proceeds received for issuance of ordinary shares and $0.4 million in proceeds received for stock option exercises.
Indebtedness
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
Contractual Obligations and Commitments
Our contractual obligations have not changed materially from those included in the Form 10-K filed with the SEC on March 20, 2019.
Off-Balance Sheet Arrangements
As of March 31, 2019 and December 31, 2018, we did not have any off-balance sheet arrangements.
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
We identified certain critical accounting policies that affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements in the From 10-K filed with the SEC on March 20, 2019. We have not made any material changes to these policies as previously disclosed in the From 10-K.
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
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We had cash of $43.1 million and $52.6 million as of March 31, 2019 and December 31, 2018, respectively. We manage our cash portfolio for operating and working capital purposes. Our cash balances are held in bank checking accounts, and we believe that we do not have any material exposure to changes in the fair value of our cash portfolio as a result of changes in interest rates.
Foreign Currency Exchange Risk
To date, the majority of our revenue has been denominated in U.S. dollars and euros. Some of our operating expenses are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro and Brazilian real. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations. For the three months ended March 31, 2019, foreign currency transaction loss amounted to $0.4 million primarily related to the remeasurement of transactions denominated in the U.S. dollar into the Brazilian real as part of the financial reporting consolidation process under GAAP. The Brazilian real has been experiencing a weakening since December 31, 2017 as compared to the U.S. dollar. We have not engaged in any foreign currency hedging activities. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in foreign currency exchange rates. During the year ended December 31, 2018, the effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts as of December 31, 2018 would have had an impact of approximately 8% on revenues and would have impacted our net loss by a commensurate amount.
Inflation Risk
We do not believe that inflation had a significant impact on our results of operations for any periods presented in our consolidated financial statements.
ITEM 4. CONROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that due to a material weakness in internal control over financial reporting, our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report at the reasonable assurance level.
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
Plan for Remediation of the Material Weaknesses
We have implemented and are continuing to implement a number of measures to address the material weakness identified. We are in the process of improving policies and procedures and designing and documenting more effective controls that address the relevant risks in order to remediate the previously identified material weakness in addition to hiring additional personnel in our accounting department and engaging consultants with technical expertise to assist in accounting for complex transactions.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On August 30, 2018, the Company filed a complaint in the United States District Court for the Central District of California against Keller Medical, Inc., or Keller, Allergan Sales, LLC, and Allergan, PLC, or collectively Allergan. The complaint asserted breach of contract and tort claims against Keller and Allergan (which acquired Keller in June of 2017) for failing to honor the terms of (and/or interfering with) a Distribution Agreement entered into between the Company and Keller in October 2016.  On March 29, 2019, the Company, Keller and Allergan entered into a settlement agreement to dismiss the case as well as a new supply agreement with a term through December 31, 2022.  The case was dismissed with prejudice on April 2, 2019.
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
We have incurred losses to date and expect to continue to incur losses for the foreseeable future. Sales of our Motiva Implants accounted for approximately 92% and 80% of our revenues for the years ended December 31, 2018 and December 31, 2017, respectively, and we expect our revenues to continue to be driven primarily by sales of these products. In order to achieve and sustain profitability, our revenues from these products will need to grow beyond the levels we have achieved in the past. If physicians and/or patients do not perceive our products to be competitive in features and safety when compared to other products in the market, or if demand for our Motiva Implants or for breast implants in general decreases, we may fail to achieve sales levels that provide for future profitability.
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
In recent years, we have incurred significant costs in connection with the development of Motiva Implants, the MotivaImagine platform, including the Divina 3D simulation system, and other products and services. We expect our research and development expenses to increase significantly in 2019 and beyond, as we continue with IDE clinical trial in the United States. We will also incur significant expenses to expand our sales and marketing organization to support sales of Motiva Implants, including but not limited to a direct sales force in Brazil and several European countries, as well as Puregraft and MotivaImagine products outside the United States and Canada. We intend to utilize a portion of the net proceeds from our IPO to cover these additional expenses.
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
We have established a direct sales force for our business in Brazil, and we have implemented a direct sales strategy in and several European countries. We have hired and will need to retain and motivate a significant number of sales and marketing personnel in order to support our anticipated growth in these countries. There is significant competition for quality personnel experienced in such activities, including from companies with greater financial resources than ours. If we are not successful in our efforts to continue recruiting, retaining, and motivating such personnel, we may not be able to increase our revenues, or we may increase our expenses in greater measure than our revenues, negatively impacting our operating results.
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
Although we launched Motiva Implants commercially in October 2010 and have sold over 720,000 units to date in various countries outside the United States, we do not have as much post-market surveillance data as our competitors and may not have clearly identified all possible or actual risks of our products. Furthermore, if our clinical trials do not produce patient data that compares favorably with breast implants that are already on the market, physicians and patients may opt not to use our products, and our business would suffer.
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
Neither we, nor any future collaboration partner, can commercialize Motiva Implants in the United States without first obtaining regulatory approval for the product from the FDA. In the EU and other countries, we previously obtained a CE Mark, before making Motiva Implants available for commercial sale. FDA guidance on silicone breast implants mandates approval via the PMA process. Extensive preclinical and clinical testing will be required to support the PMA. At least one well-controlled clinical trial is required for approval, such as the one we began in April 2018, which will require us to commit significant financial and personnel resources. Additionally, we will be required to commit to significant and costly post-approval requirements, which will include follow-up of our clinical trial patients for up to ten years, creation of a patient registry, and/or other studies, and implementation of training programs for physicians. We may be unable to fund, enroll, or complete such trials in a timely fashion, or at all, and we may have an insufficient number of enrolled patients follow up as instructed. The results of clinical studies may not be favorable enough to support marketing approval in the United States, or may raise other questions (pertaining, for example, to product safety or effectiveness) that jeopardizes our current approvals for sale in other territories. The FDA approval process will take at least several years to complete, and FDA approval may never be obtained. We must also demonstrate that our manufacturing facilities, processes and controls are adequate to support FDA approval and that our clinical investigators complied with good clinical practices in the conduct of the clinical trial for our Motiva Implants.
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
Various factors outside our direct control may adversely affect manufacturing and supply of our breast implants and other products.
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
Our products are commercially available in over 70 countries, and we operate subsidiaries in the United States, Costa Rica, Brazil, and several European countries. Our business strategy contemplates continued international expansion, including partnering with medical device distributors, and introducing Motiva Implants and other planned products outside the United States. The sale and shipment of our products internationally, as well as the purchase of components from international sources, subjects us to potential trade, import and export, and customs regulations and laws.
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

•
failure to comply with restrictions on the ability of companies to do business in foreign countries, including restrictions on foreign ownership of telecommunications providers imposed by the U.S. Office of Foreign Assets Control;

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
As of March 31, 2019, we had 547 employees. Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of manufacturing, regulatory affairs, clinical and sales and marketing. We also intend to continue to improve our operational, financial and management controls, reporting systems and procedures, which may require additional personnel. Such growth could place a strain on our administrative and operational infrastructure, and/or our managerial abilities, and we may not be able to make improvements to our management information and control systems in an efficient or timely manner. We may discover deficiencies in existing systems and controls.
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
Various factors outside our direct control, including the reliance on single-source suppliers, may adversely affect manufacturing and supply of our Motiva Implants and other products.
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
There have also been periods of increased market volatility and currency exchange rate fluctuations, both globally and most specifically within the United Kingdom, or U.K., and Europe, as a result of the U.K. referendum in which voters approved an exit from the European Union, or E.U., commonly referred to as “Brexit.” . The proposed withdrawal has created significant uncertainty about the future relationship between the U.K. and the E.U. These developments, or the perception that any of them could occur, may adversely affect European and worldwide economic and market conditions, significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets and could contribute to instability in global financial and foreign exchange markets, including increased volatility in interest rates and foreign exchange rates. The potential impacts of the impending Brexit decision could adversely impact other global economies, and in particular, the European economy, a region which accounted for less than 5% of our total revenues for the year ended December 31, 2018. In the first quarter of 2019, we completed the migration of our CE Mark certificates, originally issued by BSI UK Notified Body, to BSI Group The Netherlands B.V., which is a European Notified Body designated in The Netherlands. We continue to actively monitor the ongoing potential impacts of Brexit and will seek to minimize its impact on our business through review of our existing regulatory requirements, contractual arrangements and obligations, particularly in the European region. Any of these effects of Brexit, among others, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows.
Risks Related to Our Financial Condition and Capital Requirements
We have incurred net operating losses in the past and expect to incur net operating losses for the foreseeable future.
We have incurred net operating losses since our inception, and we continue to incur significant research and development and general and administrative expenses related to our operations. We do not expect to be profitable in 2019, and in future years we expect to incur significant research and development expenses related to, among other things, the PMA clinical study of Motiva Implants in the United States. Investment in medical device product development, particularly clinical studies, is highly speculative. It entails substantial upfront capital expenditures and significant risk that any potential planned product will fail to demonstrate adequate accuracy or clinical utility. We may not be profitable for some time. As of March 31, 2019, we had an accumulated deficit of $99.8 million.
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
On February 6, 2019, the FDA further reported that as of September 2018, the agency had received a total of 660 total medical device reports regarding BIA-ALCL cases since 2010. Of the 660 reports, the FDA’s analysis suggested that there are 457 unique cases of BIA-ALCL, including nine patient deaths. Additionally, on February 12, 2019, Health Canada confirmed that as of January 1, 2019, it had received reports of 22 confirmed and 22 suspected Canadian cases of BIA-ALCL and that it would be updating its safety review of BIA-ALCL in Spring 2019. On April 4, 2019, following the completion of its scientific assessment of macro-textured implants, as part of its larger ongoing safety review of breast implants and BIA-ALCL, which was launched in November 2018, Health Canada announced its plan to suspend the license of Allergan’s Biocell implants as a precautionary measure, pending a review of any new scientific and clinical information submitted by Allergan.

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
The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of medical devices are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, where regulations differ from country to country. Our products are registered to be sold in over 70 countries, but we are not permitted to market our planned products in the United States until we receive the requisite approval or clearance from the FDA. We have not submitted an application or received marketing approval for Motiva Implants or any planned products in the United States. Obtaining PMA approval for sale for a medical device from the FDA can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA and other applicable U.S. and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions, including the following:

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
CPH TU, LP, or CPH, an entity affiliated with one of our directors, Nicholas Lewin, beneficially owns 36.5% of our outstanding common shares as of March 31, 2019. Nicholas Lewin and CPH will therefore have significant influence over management and significant control over matters requiring shareholder approval, including the annual election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control may limit shareholders’ ability to influence corporate matters and, as a result, we may take actions that our shareholders do not view as beneficial. As a result, the market price of our common shares could be adversely affected.
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
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, which was enacted in April 2012 and a “smaller reporting company” under the Securities Exchange Act of 1934, or the Exchange Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year following the fifth anniversary of the completion of our IPO, (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (3) the date on which we are deemed to be a large accelerated filer, which means the market value of our common shares that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (4) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. We will remain a smaller reporting company until we have a public float, or value attributable to stock held by nonaffiliates, of at least $250 million, as measured on or prior to June 30th. After we are no longer an emerging growth company and for as long as we remain a smaller reporting company, we will remain eligible for certain exemptions, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation, but we will be required to hold a nonbinding advisory vote on executive compensation and obtain stockholder approval of golden parachute payments. We cannot predict if investors will find our common shares less attractive because we may rely on these exemptions. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and our share price may suffer or be more volatile.
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
As of March 31, 2019, our executive officers, directors and shareholders who own more than 5% of our outstanding common shares, in the aggregate, assuming the exercise of all options held by such persons, beneficially owned shares representing approximately 51.7% of our common shares. As a result, if these shareholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our shareholders for approval, as well as our management and affairs. For example, these shareholders, if they choose to act together, will control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other shareholders may desire.
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
If a United States person is treated as owning (directly, indirectly, or constructively) at least 10% of the value or voting power of our ordinary shares, such person may be treated as a “United States shareholder” with respect to each “controlled foreign corporation” in our group (if any). We may become a controlled foreign corporation. In addition, because our group includes one or more U.S. subsidiaries, certain of our non-U.S. subsidiaries could be treated as controlled foreign corporations (regardless of whether or not we are treated as a controlled foreign corporation). A U.S. shareholder of a controlled foreign corporation may be required to report annually and include in its U.S. taxable income its pro rata share of “Subpart F income,” “global intangible low-taxed income,” and investments in U.S. property by controlled foreign corporations, regardless of whether we make any distributions. An individual that is a U.S. shareholder with respect to a controlled foreign corporation generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a U.S. shareholder that is a U.S. corporation. Failure to comply with these reporting obligations may subject a U.S. shareholder to significant monetary penalties and may prevent the statute of limitations with respect to such shareholder’s U.S. federal income tax return for the year for which reporting was due from starting. We cannot provide any assurances that we will assist investors in determining whether we or any of our non-U.S. subsidiaries is treated as a controlled foreign corporation or whether any investor is treated as a U.S. shareholder with respect to any such controlled foreign corporation or furnish to any U.S. shareholders information that may be necessary to comply with the aforementioned reporting and tax paying obligations. A U.S. investor should consult its advisors regarding the potential application of these rules to an investment in our common shares.
U.S. holders of our common shares may suffer adverse tax consequences if we are characterized as a passive foreign investment company.
A non-U.S. corporation will be classified as a passive foreign investment company, or PFIC, for U.S. federal income tax purposes, in any taxable year in which either (1) at least 75% of its gross income is passive income; or (2) at least 50% of the average quarterly value of its total gross assets is attributable to assets that produce “passive income” or are held for the production of passive income. Based on the project composition of our income and valuation of our assets, we do not believe we were a PFIC in 2019, and we do not expect to be a PFIC for our current taxable year or to become one in the future. However, because our PFIC status is subject to a number of uncertainties, neither we nor our tax advisors can provide any assurances regarding our PFIC status. If we are a PFIC for any taxable year during which a U.S. holder holds our common shares, the U.S. holder may be subject to adverse tax consequences. U.S. investors should consult their advisors regarding the application of these rules and the availability of any potential elections. See “Material British Virgin Island and U.S. Federal Income Tax Considerations.”
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
None
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

ESTABLISHMENT LABS HOLDINGS INC.

		By:	/s/ Juan José Chacón Quirós

Date:	May 15, 2019	By:	Juan José Chacón Quirós
		Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 15, 2019	By:	/s/ Renee M. Gaeta

		Name:	Renee M. Gaeta
		Title:	Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)