Form 10-Q
period 2019-06-30
ESTABLISHMENT LABS HOLDINGS INC.
filed 2019-08-13
CIK 1688757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Shares, No Par Value	ESTA	The NASDAQ Capital Market
The number of the registrant’s common shares outstanding as of August 12, 2019 was 20,499,866.

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

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash	$31,870	$52,639
Accounts receivable, net of allowance for doubtful accounts of $902 and $926	21,312	17,648
Inventory	26,540	24,845
Prepaid expenses and other current assets	4,455	4,303
Total current assets	84,177	99,435
Long-term assets:
Property and equipment, net of accumulated depreciation	16,708	12,913
Goodwill	465	465
Intangible assets, net of accumulated amortization	3,081	3,445
Other non-current assets	370	315
Total assets	$104,801	$116,573
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$8,531	$6,239
Accrued liabilities	8,718	6,125
Other liabilities, short term	4,137	4,083
Total current liabilities	21,386	16,447
Long-term liabilities:
Note payable, Madryn, net of debt discount and issuance costs	24,053	22,322
Madryn put option	2,160	4,768
Other liabilities, long term	3,415	3,551
Total liabilities	51,014	47,088
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common shares - zero par value, unlimited amount authorized; 20,882,419 and 20,672,025 shares issued at June 30, 2019 and December 31, 2018, respectively; 20,474,349 and 20,263,955 shares outstanding at June 30, 2019 and December 31, 2018, respectively	146,433	145,709
Additional paid-in-capital	18,640	15,156
Treasury shares, at cost, 408,070 shares held at June 30, 2019 and December 31, 2018	(2,854)	(2,854)
Accumulated deficit	(108,794)	(88,975)
Accumulated other comprehensive income	362	449
Total shareholders’ equity	53,787	69,485
Total liabilities and shareholders’ equity	$104,801	$116,573

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$21,684	$13,709	$42,462	$28,525
Cost of revenue	8,672	5,492	18,198	12,393
Gross profit	13,012	8,217	24,264	16,132
Operating expenses:
Sales, general and administrative	18,394	10,829	34,450	19,477
Research and development	4,001	3,705	7,585	5,852
Total operating expenses	22,395	14,534	42,035	25,329
Loss from operations	(9,383)	(6,317)	(17,771)	(9,197)
Interest income	4	—	10	4
Interest expense	(2,521)	(2,173)	(4,763)	(4,344)
Change in fair value of derivative instruments	2,640	5,830	2,608	4,525
Change in fair value of contingent consideration	137	(389)	362	(752)
Other income (expense), net	118	(2,159)	(186)	(1,964)
Loss before income taxes	(9,005)	(5,208)	(19,740)	(11,728)
Provision for income taxes	(35)	(152)	(79)	(162)
Net loss	$(9,040)	$(5,360)	$(19,819)	$(11,890)

Basic and diluted net loss per share	$(0.44)	$(0.35)	$(0.97)	$(0.79)
Weighted average outstanding shares used for basic and diluted net loss per share	20,448,643	15,351,899	20,407,912	14,981,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(9,040)	$(5,360)	$(19,819)	$(11,890)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(154)	529	(87)	523
Other comprehensive gain (loss)	(154)	529	(87)	523
Comprehensive loss	$(9,194)	$(4,831)	$(19,906)	$(11,367)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statement of Shareholders’ Equity
(Unaudited) (In thousands, except share data)

	Common Shares		Treasury Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2019	20,672,025	$145,709	(408,070)	$(2,854)	$15,156	$(88,975)	$449	$69,485
Issuance of shares in an asset acquisition	12,404	337	—	—	—	—	—	337
Stock option exercises	5,941	84	—	—	—	—	—	84
Warrant exercises	70,567	113			(57)			56
Share-based compensation	45,394	45			1,791			1,836
Shares withheld to cover income tax obligation upon vesting of restricted stock	(2,528)	(3)			(53)			(56)
Foreign currency translation gain (loss)	—	—	—	—	—	—	67	67
Net loss	—	—	—	—	—	(10,779)	—	(10,779)
Balance at March 31, 2019	20,803,803	146,285	(408,070)	(2,854)	16,837	(99,754)	516	61,030
Stock option exercises	22,289	92	—	—	—	—	—	92
Warrant exercises	16,754	16	—	—	(16)	—	—	—
Share-based compensation	41,024	41	—	—	1,853	—	—	1,894
Shares withheld to cover income tax obligation upon vesting of restricted stock	(1,451)	(1)	—	—	(34)	—	—	(35)
Foreign currency translation gain (loss)	—	—	—	—	—	—	(154)	(154)
Net loss	—	—	—	—	—	(9,040)	—	(9,040)
Balance at June 30, 2019	20,882,419	$146,433	(408,070)	$(2,854)	$18,640	$(108,794)	$362	$53,787

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statement of Shareholders’ Equity
(Unaudited) (In thousands, except share data)

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2018	15,743,705	$41,267	(1,221,210)	$(6,465)	$27,986	$(67,877)	$76	$(5,013)
Issuance of ordinary shares	100,615	1,610	—	—	—	—	—	1,610
Stock option exercises	106,248	106	—	—	330	—	—	436
Share-based compensation	42,025	42	—	—	701	—	—	743
Foreign currency translation gain (loss)	—	—	—	—	—	—	(6)	(6)
Net loss	—	—	—	—	—	(6,530)	—	(6,530)
Balance at March 31, 2018	15,992,593	43,025	(1,221,210)	(6,465)	$29,017	$(74,407)	$70	$(8,760)
Issuance of ordinary shares	910,559	14,570	—	—	(78)	—	—	14,492
Stock option exercises	—	—	—	—	—	—	—	—
Share-based compensation	55,232	55	—	—	1,415	—	—	1,470
Foreign currency translation gain (loss)	—	—	—	—	—	—	529	529
Net loss	—	—	—	—	—	(5,360)	—	(5,360)
Balance at June 30, 2018	16,958,384	$57,650	(1,221,210)	$(6,465)	$30,354	$(79,767)	$599	$2,371

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(19,819)	$(11,890)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,416	1,345
Bad debt recovery	(17)	(65)
Provision for inventory obsolescence	(22)	—
Share-based compensation	3,730	2,213
Loss from disposal of property and equipment	24	—
Unrealized foreign currency (gain) loss, net	67	—
Change in fair value of derivative instruments	(2,608)	(4,525)
Change in fair value of contingent consideration	(362)	752
Amortization of debt discount	1,731	1,663
Changes in operating assets and liabilities:
Accounts receivable	(3,715)	(3,660)
Inventory	(725)	(1,007)
Prepaid expenses and other current assets	(234)	(1,417)
Other assets	(56)	(799)
Accounts payable	2,413	(487)
Accrued liabilities	2,709	2,694
Other liabilities	407	273
Net cash used in operating activities	(15,061)	(14,910)
Cash flows from investing activities:
Purchases of property and equipment	(4,882)	(698)
Cash used in asset acquisition	(767)	—
Cost incurred for intangible assets	(17)	(34)
Net cash used in investing activities	(5,666)	(732)
Cash flows from financing activities:
Payments of deferred offering costs	—	(81)
Repayments on capital leases	(185)	(153)
Proceeds from issuance of ordinary shares, net of issuance costs	—	16,102
Proceeds from stock option exercises	176	436
Proceeds from warrant exercises	58	—
Tax payments related to shares withheld upon vesting of restricted stock	(91)	—
Net cash provided by (used in) financing activities	(42)	16,304
Effect of exchange rate changes on cash	—	116
Net (decrease)/increase in cash	(20,769)	778
Cash at beginning of period	52,639	10,864
Cash at end of period	$31,870	$11,642

Supplemental disclosures:
Cash paid for interest	$2,724	$2,630
Cash paid for income taxes	$146	$89

Supplemental disclosures of non-cash investing and financing activities:
Unpaid balance for property and equipment	$622	$898
Assets acquired under capital leases	$69	$50
Unpaid deferred offering costs	$—	$719
Equity consideration in an asset acquisition	$337	$—
Inventory acquired in an asset acquisition	$1,257	$—
Consideration payable related to asset acquisition	$1,277	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Formation and Business of the Company
Formation and Business of the Company
Establishment Labs Holdings Inc. and its wholly owned subsidiaries (collectively “the Company”, “we”, “us”, or “our”) is a global company that manufactures and markets innovative medical devices for aesthetic and reconstructive plastic surgery. The Company was established in the British Virgin Islands on October 9, 2013, at which time Establishment Labs, S.A., the Costa Rican manufacturing company, was reincorporated as a wholly-owned subsidiary. As of June 30, 2019, the Company also has wholly-owned subsidiaries in the United States (JAMM Technologies, Inc. and Motiva USA LLC), Belgium (European Distribution Center Motiva BVBA), Brazil (Establishment Labs Produtos para Saude Ltda), France (Motiva Implants France SAS), Sweden (Motiva Nordica AB), Switzerland (JEN-Vault AG), the United Kingdom (Motiva Implants UK Limited), Italy (Motiva Italy S.R.L), Spain (Motiva Implants Spain, S.L.) and Austria (Motiva Austria GmbH). Substantially all of the Company’s revenues are derived from the sale of silicone breast implants under the brand of Motiva Implants.
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
The Company has been expanding its global operations through a series of acquisitions and establishing wholly-owned subsidiaries. In November 2015, the Company purchased certain assets from Magna Equities I, LLC and established its wholly-owned subsidiary, JAMM Technologies, Inc., in the United States. In January 2016, the Company purchased a distribution company in Brazil to support the application to sell its products in Brazil. In March 2016, the Company purchased a storage and distribution company in Belgium to support its continued growth in Europe. In September 2016, the Company purchased a distribution company in France, and it also established a wholly-owned subsidiary in Switzerland. In November 2017, the Company acquired certain assets from Femiline AB and established its wholly-owned subsidiary in Sweden, Motiva Nordica AB. During 2018, the Company established wholly-owned subsidiaries in the United Kingdom and Italy and purchased certain assets from Menke Med GmbH, Motiva Matrix Spain SL and Belle Health Ltd. In January 2019, the Company purchased certain assets from AFS Medical GMBH and established wholly-owned subsidiaries in Austria and Spain.
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

•
The Board of Directors determined no further awards would be issued from the 2015 Equity Plan and approved the 2018 Equity Incentive Plan, or the 2018 Plan, with an initial reserve of 1,500,000 of the Company’s common shares for issuance.

•	The Board of Directors adopted the 2018 Employee Share Purchase Plan, or the ESPP, with an initial reserve of 100,000 of the Company’s common shares for issuance.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2.    Summary of Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2019 as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s audited consolidated financial statements as of December 31, 2018 and 2017 and for the years then ended. Below are those policies with current period updates.
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
The condensed consolidated financial statements include the Company’s accounts and those of its wholly owned subsidiaries as of June 30, 2019 as follows:

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
Unaudited Interim Condensed Consolidated Financial Information
The accompanying interim condensed consolidated financial statements as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018, and the related interim information contained within the notes to the condensed consolidated financial statements, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to state fairly the Company’s financial position as of June 30, 2019, and the results of its operations and cash flows for the six months ended June 30, 2019 and 2018. Such adjustments are of a normal and recurring nature. The results for the six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full fiscal year 2019, or for any future period.

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
For the six months ended June 30, 2019, Brazil accounted for 16.1% of consolidated revenue and no other individual country exceeded 10% of consolidated revenue, on a ship-to destination basis. For the six months ended June 30, 2018, Brazil accounted for 14.6% of consolidated revenue, on a ship-to destination basis.
The Company’s long-lived assets located in Costa Rica represented the majority of the total long-lived assets as of June 30, 2019 and December 31, 2018.
Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Significant accounting estimates and management judgments reflected in the condensed consolidated financial statements include items such as accounts receivable valuation and allowances, inventory valuation and allowances, valuation of acquired intangible assets, valuation of derivatives, estimation of assets’ useful lives and valuation of deferred income tax assets, including tax valuation allowances. Estimates are based on historical experience, where applicable, and other assumptions believed to be reasonable by management. Actual results may differ from those estimates under different assumptions or conditions.
Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and accounts receivable. The majority of the Company’s cash is held at one financial institution in the United States. The Company has not experienced any losses to its deposits of cash.
All of the Company’s revenue has been derived from sales of its products in international markets, principally Europe, the Middle East, Latin America, and Asia. In the international markets in which the Company participates, the Company uses a combination of distributors and makes direct sales to customers. The Company performs ongoing credit evaluations of its distributors and customers, does not require collateral, and maintains allowances for potential credit losses on customer accounts when deemed necessary.
During the six months ended June 30, 2019 and 2018, no customers accounted for more than 10% of the Company’s revenue. Substantially all of the Company’s revenues are derived from the sale of Motiva Implants. One customer accounted for 10.6% of the Company’s accounts receivable balance as of June 30, 2019. No customers accounted for more than 10% of the Company’s accounts receivable balance as of December 31, 2018.
The Company relies on NuSil Technology, LLC, or NuSil, as the sole supplier of medical-grade silicone used in Motiva Implants. During the six months ended June 30, 2019 and 2018, the Company had purchases of $8.1 million, or 62.1% of total purchases, and $5.8 million, or 62.1% of total purchases, respectively, from Nusil. As of June 30, 2019 and December 31, 2018, we had an outstanding balance owed to this vendor of $1.5 million and $0.8 million, respectively.
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
Cash
The Company’s cash consists of cash maintained in checking and interest-bearing accounts. The Company accounts for financial instruments with original maturities of three months or less at the date of purchase as cash equivalents. The Company held no cash equivalents as of June 30, 2019 and December 31, 2018.
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
Inventory and Cost of Revenue
Inventory is stated at the lower of cost to purchase or manufacture the inventory or the net realizable value of such inventory. Cost is determined using the standard cost method which approximates actual costs using the first-in, first-out basis. The Company regularly reviews inventory quantities considering actual losses, projected future demand, and remaining shelf life to record a provision for excess and slow-moving inventory. An inventory allowance of $0.4 million and $0.2 million has been recorded as of June 30, 2019 and December 31, 2018, respectively.
The Company recognizes the cost of inventory transferred to the customer in cost of revenue when revenue is recognized.
Shipping and Handling Costs
Shipping and handling costs are expensed as incurred and are included in selling, general and administrative, or SG&A, expenses. For the three months ended June 30, 2019 and 2018, shipping and handling costs were $0.7 million and $0.5 million, respectively. For the six months ended June 30, 2019 and 2018, shipping and handling costs were $1.4 million and $0.8 million, respectively.
Revenue Recognition
The Company recognizes revenue related to sales of products to distributors or directly to customers in markets where it has regulatory approval, net of discounts and allowances. The Company recognizes revenue in accordance with Accounting Standards Codification, or ASC, 606, Revenue from Contracts with Customers. ASC 606 requires the Company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The Company adopted ASC 606 on January 1, 2019, using the modified retrospective approach and applied ASC 606 only to contracts not completed as of January 1, 2019. The impact of adopting ASC 606 was not material to the condensed consolidated financial statements.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

typically do not contain right of return or price protection and have no post-delivery obligations.
Appropriate reserves are established for anticipated sales returns based on historical experience, recent gross sales and any notification of pending returns. The Company recognizes revenue when title to the product and risk of loss transfer to customers, provided there are no remaining performance obligations required of the Company or any written matters requiring customer acceptance. The Company allows for the return of product from direct customers in certain regions within fifteen days after the original sale and records estimated sales returns as a reduction of sales in the same period revenue is recognized. Sales return provisions are calculated based upon historical experience with actual returns. Actual sales returns in any future period are inherently uncertain and thus may differ from the estimates. If actual sales returns differ significantly from the estimates, an adjustment to revenue in the current or subsequent period is recorded. As of June 30, 2019 and December 31, 2018, an allowance of $59,000 and $52,000 was recorded for product returns.
A portion of the Company’s revenue is generated from the sale of consigned inventory maintained at physician, hospital, and clinic locations. For these products, revenue is recognized at the time the Company is notified by the consignee that the product has been implanted, not when the consigned products are delivered to the consignee’s warehouse.
For three and six months ended June 30, 2019, revenue was generated in these primary geographic markets:

	Three months ended	Six months ended
	June 30, 2019
	(in thousands)
Europe	$9,280	$18,687
Latin America	6,017	12,184
Asia-Pacific/Middle East	6,276	11,222
Other	111	369
	$21,684	$42,462

The Company believes this level of disaggregation sufficiently depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.
The Company has a limited warranty for the shelf life of the product, which is five years from the time of manufacture. Estimated warranty obligations are recorded at the time of sale. The Company also offers a warranty to patients in the event of rupture and a replacement program for capsular contracture events, provided certain registration requirements are met. Revenue for extended warranties are recognized ratably over the term of the agreement. To date, these warranty and program costs have been de minimis. The Company will continue to evaluate the warranty reserve policies for adequacy considering claims history.
Deferred revenue primarily consists of payments received in advance of meeting revenue recognition criteria. The Company has received payments from distributors to provide distribution exclusivity within a geographic area and recognizes deferred revenue on a ratable basis over the term of such contractual distribution relationship. Additionally, the Company has received payments from customers in direct markets prior to surgical implantation, and recognizes deferred revenue at the time the Company is notified by the customer that the product has been implanted. For all arrangements, any revenue that has been deferred and is expected to be recognized beyond one year is classified as long-term deferred revenue and included in “Other liabilities, long term” on the condensed consolidated balance sheets (see Note 3).

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Research and Development
Costs related to research and development, or R&D, activities are expensed as incurred. R&D costs primarily include personnel costs, materials, clinical expenses, regulatory expenses, product development, consulting services, and outside research activities, all of which are directly related to research and development activities.
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
Following the exercise of its option to purchase its manufacturing facility in June 2019, the Company depreciates the owned building on a straight-line basis over 50 years of useful life. Depreciation of property and equipment is computed using the straight-line method over the assets’ estimated useful lives of five to ten years. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life of the asset or the remaining lease term after factoring expected renewal periods. Upon retirement or disposal of assets, the costs and related accumulated depreciation are eliminated from the accounts and any gain or loss is recognized in operations. Maintenance and repairs are expensed as incurred. Substantially all of the Company’s manufacturing operations and related property and equipment is located in Costa Rica.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

During the year ended December 31, 2018, there has been no impairment of goodwill or intangible assets based on the qualitative assessments performed by the Company. As of June 30, 2019, no triggering events have occurred which would indicate that the acquired intangible asset values may not be recoverable.
Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. There were no impairment charges, or changes in estimated useful lives recorded during the year ended December 31, 2018. As of June 30, 2019, no triggering events have occurred which would indicate that the acquired intangible asset values may not be recoverable.
Debt and Embedded Derivatives
The Company applies the accounting standards for derivatives and hedging and for distinguishing liabilities from equity when accounting for hybrid contracts. The Company accounts for convertible debt instruments when the Company has determined that the embedded conversion options should not be bifurcated from their host instruments in accordance with ASC 470-20 Debt with Conversion and Other Options (see Note 6).
The Company uses option pricing valuation models to determine the fair value of embedded derivatives and records any change in fair value as a component of other income or expense in the condensed consolidated statements of operations (see Note 5).
Debt Issuance Costs and Debt Discounts
Costs incurred in connection with the issuance of new debt are capitalized. Capitalizable debt issuance costs paid to third parties and debt discounts, net of amortization, are recorded as a reduction to the long-term debt balance on the condensed consolidated balance sheets. Amortization expense on capitalized debt issuance costs and debt discounts related to loans are calculated using the effective interest method over the term of the loan commitment and is recorded as interest expense in the condensed consolidated statements of operations.
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
There were no material uncertain tax positions in fiscal 2018 and for the six months ended June 30, 2019.
Foreign Currency
The financial statements of the Company’s foreign subsidiaries whose functional currencies are the local currencies are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, stockholders’ equity at the historical rates of exchange, and income and expense amounts at the average exchange rate for the period. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in “Accumulated other comprehensive income (loss)” as equity in the

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

condensed consolidated balance sheet. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses resulting from foreign currency transactions are included within “Other income (expense), net” in the condensed consolidated statement of operations. For the six months ended June 30, 2019, foreign currency transaction loss amounted to $0.3 million as compared to a foreign currency transaction loss of $1.9 million for the six months ended June 30, 2018.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.     Balance Sheet Accounts
Inventory

	June 30, 2019	December 31, 2018

	(in thousands)
Raw materials	$3,189	$3,349
Work in process	1,215	1,244
Finished goods	22,136	20,252
	$26,540	$24,845

Property and Equipment, Net

	June 30, 2019	December 31, 2018

	(in thousands)
Machinery and equipment	$8,205	$7,145
Building improvements	6,177	—
Furniture and fixtures	2,854	2,536
Building	2,472	—
Leasehold improvements	2,016	8,062
Land	802	—
Vehicles	419	400
Total	22,945	18,143
Less: Accumulated depreciation and amortization	(6,237)	(5,230)
	$16,708	$12,913

For the three months ended June 30, 2019 and 2018, depreciation and amortization expense related to property and equipment was $0.7 million and $0.6 million, respectively. For the six months ended June 30, 2019 and 2018, depreciation and amortization expense related to property and equipment was $1.3 million and $1.1 million, respectively.
The Company entered into capital leases relating to equipment and vehicles and recorded the fair value of the lease payments on the initial contract date and is amortizing the assets over the term of the leases. As of June 30, 2019 and December 31, 2018, the gross asset value for capital lease assets was $1.5 million and $1.4 million, respectively. Depreciation expense for assets under capital leases was $21,000 and $24,000 for the three months ended June 30, 2019 and 2018, respectively. Depreciation expense for assets under capital leases was $42,000 and $48,000 for the six months ended June 30, 2019 and 2018, respectively.
In August 2015, the Company entered into a contract with the Zona Franca Coyol, S.A. to have them build a new manufacturing facility in Costa Rica. The construction of the new 27,900 square foot facility began in November 2015 and was finished during the first quarter of fiscal 2017. The construction costs were paid for by the Company. The Company purchased the title to the building and land for approximately $3.2 million on June 26, 2019. Prior to the purchase, the Company leased the building from Zona Franca Coyol, S.A. for approximately $34,000 per month.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Accrued Liabilities
Accrued liabilities consisted of the following:

	June 30, 2019	December 31, 2018

	(in thousands)
Performance bonus	$1,036	$1,295
Payroll and related expenses	2,119	1,300
Bonus feature of stock option grants	2,989	1,763
Taxes	—	479
Commissions	553	487
Professional and legal services	453	122
Short-term minimum lease payments under capital leases	357	336
Warranty reserve	236	148
Advisory board and board of director related expenses	119	165
Other	856	30
	$8,718	$6,125

Other Liabilities, Short Term
Other liabilities, short-term consisted of the following:

	June 30, 2019	December 31, 2018

	(in thousands)
Repurchase of warrants	$2,261	$2,261
Contingent equity consideration (see Note 11)	733	914
Deferred revenue	751	908
Cash payable for asset acquisitions (see Note 11)	392	—
	$4,137	$4,083

In August 2017, the Company repurchased warrants for $4.7 million of which $2.3 million was still outstanding as of June 30, 2019 and December 31, 2018. The outstanding amount was paid on July 25, 2019.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Other Liabilities, Long Term
Other liabilities, long-term consisted of the following:

	June 30, 2019	December 31, 2018

	(in thousands)
Contingent equity consideration (see Note 11)	$733	$914
Deferred revenue	1,341	1,186
Cash payable for asset acquisitions (see Note 11)	882	883
Other	459	568
	$3,415	$3,551

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
The Company’s goodwill and most intangibles at June 30, 2019 are the result of acquisitions of certain assets formerly owned by VeriTeQ Corporation in November 2015 and Femiline AB in November 2017, and business acquisitions of Establishment Labs Brasil Productos para Saude Ltda. in January 2016, European Distribution Center Motiva BVBA in March 2016 and Motiva Implants France in September 2016. Finite-lived intangibles are amortized over their estimated useful lives based on expected future benefit.
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
There were no changes in the carrying amount of goodwill during the six months ended June 30, 2019:

	Balance as of January 1, 2019	Additions	Accumulated Impairment Losses	Balance as of June 30, 2019

	(in thousands)
Goodwill	$465	$—	$—	$465

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The carrying amounts of these intangible assets as of June 30, 2019 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives

	(in thousands)			(in years)
Patents and license rights	$1,686	$(682)	$1,004	7-12
Customer relationships	1,896	(616)	1,280	4-10
510(k) authorization	567	(137)	430	15
Developed technology	62	(37)	25	10
Capitalized software development costs	98	(98)	—	2
Other	75	(24)	51	2-5
Capitalized patents and license rights not yet amortized	291	—	291
	$4,675	$(1,594)	$3,081

The carrying amounts of intangible assets as of December 31, 2018 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives

	(in thousands)			(in years)
Patents and license rights	$1,669	$(564)	$1,105	7-12
Customer relationships	1,896	(381)	1,515	4-10
510(k) authorization	567	(118)	449	15
Developed technology	62	(34)	28	10
Capitalized software development costs	98	(98)	—	2
Other	75	(18)	57	2-5
Capitalized patents and license rights not yet amortized	291	—	291
	$4,658	$(1,213)	$3,445

For the three months ended June 30, 2019 and 2018, amortization expense related to intangible assets was $0.2 million and $0.1 million, respectively. For the six months ended June 30, 2019 and 2018, amortization expense related to intangible assets was $0.4 million and $0.3 million, respectively. Non-product related amortization is recorded in SG&A while product related amortization is recorded in cost of revenue.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of June 30, 2019, the amortization expense related to identifiable intangible assets, with definite useful lives, in future periods is expected to be as follows:

Year Ending December 31,	(in thousands)
2019 (remaining)	$365
2020	714
2021	674
2022	345
2023	109
Thereafter	583
Total	$2,790

The Company evaluates the recoverability of goodwill and indefinite-lived intangible assets annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. As of June 30, 2019, no triggering events have occurred which would indicate that the acquired intangible asset values may not be recoverable.
5.    Fair Value Measurements
The carrying value of the Company’s cash, accounts receivable and accounts payable approximate fair value due to the short-term nature of these items. Contingent equity consideration, warrants and embedded derivatives that qualify for liability treatment are carried at fair value and re-measured at each reporting period.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy at period end:

	Fair Value Measurements at June 30, 2019
	Total	Level 1	Level 2	Level 3

	(in thousands)
Liabilities
Madryn put option liability	$2,160	$—	$—	$2,160
Acquisition-related contingent consideration	1,466	—	—	1,466
	$3,626	$—	$—	$3,626

	Fair Value Measurements at December 31, 2018
	Total	Level 1	Level 2	Level 3

	(in thousands)
Liabilities
Madryn put option liability	$4,768	$—	$—	$4,768
Acquisition-related contingent consideration	1,828	—	—	1,828
	$6,596	$—	$—	$6,596

The fair value measurement of derivatives and contingent consideration related to the business acquisition completed in fiscal 2017 is based on significant inputs not observed in the market and thus represents a Level 3 measurement.
In August 2017 the Company entered into a credit agreement, or the Madryn Credit Agreement, with Madryn Health Partners, LP, or Madryn, as administrative agent, and a syndicate of lenders (see Note 6). The Company determined that the Madryn Credit Agreement contained put options related to early redemption mandatory prepayment terms in case of change in control or an event of default and a call option related to voluntary repayment option. The Company allocated a fair value of $15.1 million for these identified embedded derivatives as a debt discount on the original commitment date. An additional $5.0 million debt discount was recorded on respective borrowing dates when the Company met the required milestones and borrowed an additional $10.0 million in the fourth quarter of fiscal 2017. The Company revalued the options as of each reporting period and recorded the change in the fair value in the consolidated statement of operations as other income or expense. The Company entered into an amendment to the Madryn Credit Agreement on June 17, 2019 (see Note 6).
Valuation of the embedded derivatives is complex and requires interest rate simulation, estimating the resultant bond valuation and the resultant pay-off to the option holder. The Company estimated the fair value of the embedded redemption options using the probability-weighted Binomial Lattice Model which is based on generalized binomial option pricing formula. The Binomial Lattice Model allows for the possibility of exercise before the end of the option’s life and considers future interest rates, volatility and other data with regards to the Company’s credit rating and credit spread. The probability of a change in control occurring was determined to be 50% at June 30, 2019 and December 31, 2018.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company used the following assumptions to value Madryn derivatives:
Put Option Liability (Madryn)

	June 30, 2019	December 31, 2018
Interest rate volatility	21.1%	17.4%
Market yield rate	10.7%	13.0%
Term (in years)	6.25	4.5
Dividend yield	—%	—%

On November 17, 2017, the Company and Femiline AB and Johan Anderson, or the Seller, entered into an agreement to purchase certain assets from the Seller. The assets purchased included all existing inventory previously sold by the Company to the Seller, all customer relationships and a covenant not to compete. The aggregate purchase price for the assets purchased was 100,000 Class A Ordinary shares of the Company, contingently issuable upon achievement of specific milestones. Based on the valuation of the Company’s shares performed by a valuation specialist, the contingently issuable shares had an aggregate value of $1.0 million calculated as a product of contingently issuable shares and estimated fair value per share (see Note 11) on the date of the agreement. As of June 30, 2019, the fair value of the contingently issuable shares was determined using the closing price of the Company’s publicly traded shares.
As of June 30, 2019 and December 31, 2018, the short term and long term portions of contingent consideration liability were included in “Other liabilities, short term” and “Other liabilities, long term”, respectively.
The estimates are based, in part, on subjective assumptions and could differ materially in the future.
During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at fair value using Level 3 inputs. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the six months ended June 30, 2019 or during the year ended December 31, 2018.
The fair value of the debt redemption feature liability includes the estimated volatility and risk-free rate.  The higher/lower the estimated volatility, the higher/lower the value of the debt redemption feature liability. The higher/lower the risk-free interest rate, the higher/lower the value of the debt conversion feature liability.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments as follows:

	Acquisition-related Contingent Consideration	Put Option Liability (Madryn)	Call Option Liability (Madryn)
Balance at December 31, 2017	$964	$20,302	$360
Change in fair value	752	(4,197)	(328)
Balance at June 30, 2018	$1,716	$16,105	$32

Balance at December 31, 2018	$1,828	$4,768	$—
Change in fair value	(362)	(2,608)	—
Balance at June 30, 2019	$1,466	$2,160	$—

6.    Debt
Madryn Debt
On August 24, 2017 the Company entered into a credit agreement, or the Madryn Credit Agreement, with Madryn Health Partners, LP, or Madryn, as administrative agent, and a syndicate of lenders. On June 17, 2019, the Madryn Credit Agreement was amended to lower the interest rate on the outstanding debt facilities, provide for $25.0 million of new term loan commitments, decrease the amount of the prepayment penalties, remove all principal payments and extend the maturity date and repayment from September 30, 2023 to September 30, 2025. The Madryn Credit Agreement, as amended, provides for a term loan in a maximum principal amount of $65.0 million, $30.0 million (Term A) of which became available upon signing and was subsequently borrowed by the Company.
Prior to amending the Madryn Credit Agreement on June 17, 2019, the Company’s ability to borrow the remaining term loans under the Madryn Credit Agreement was subject to the Company achieving certain revenue milestones. The Company met milestones sufficient to borrow and borrowed an additional $5.0 million (Term B-1) on October 31, 2017 and $5.0 million (Term B-2) on December 15, 2017, bringing up the total outstanding principal balance to $40.0 million as of December 31, 2017.
Pursuant to the June 2019 amendment, the Company became eligible to borrow an additional $10.0 million (Term B-3) and $15.0 million (Term B-4) on or before September 30, 2019 and December 31, 2019, respectively. The Company borrowed the available funds under both tranches equal to $25.0 million on August 12, 2019.
In connection with the Madryn Credit Agreement, the Company and certain of its subsidiaries granted a security interest in substantially all of their respective assets, including, without limitation, intellectual property, and pledges of certain shares of the Company’s subsidiaries, subject to certain excluded collateral exceptions.
The Madryn Credit Agreement contains customary affirmative and negative covenants, including, but not limited to, restrictions on the ability of the Company and its subsidiaries to incur additional indebtedness, create liens, make certain investments, make restricted payments, enter into or undertake certain liquidations, mergers, consolidations or acquisitions and dispose of assets or subsidiaries. In addition, the Madryn Credit Agreement requires the Company to maintain minimum revenues and liquidity.
Prior to the effectiveness of the June 17, 2019 amendment, borrowings under the Madryn Credit Agreement bore interest at a rate equal to 3-month LIBOR plus 11.0% per annum. As of the amendment on June 17, 2019, borrowings under the Madryn Credit Agreement bear interest at a rate equal to 3-month LIBOR plus 8.0% per annum provided that no default has occurred. In an event of a default, the interest would increase by an additional 4.0% per annum. The effective interest rate under the amended Madryn Credit Agreement is 8.2%, and the weighted average interest rate was approximately 13.4% at June 30, 2019. The Company incurred $3.0 million

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

and $2.6 million in interest expense in connection with Madryn Credit Agreement during the six months ended June 30, 2019 and in 2018, respectively, including $0.3 million of direct costs to amend the Madryn Credit Agreement in June 2019, which were expensed as interest expense. No principal payments are due on the term loans until the final maturity date on September 30, 2025.
The Company also determined that the Madryn Credit Agreement contained put options which are mandatory repayment provisions related to liquidity events or an event of default and a call option related to voluntary repayment option. The Company allocated a fair value of $15.1 million for these embedded derivatives as a debt discount on the original commitment date in August 2017. An additional $5.0 million debt discount was recorded on respective borrowing dates when the Company met the required milestones and borrowed an additional $10.0 million in the fourth quarter of fiscal 2017. The Company revalues the embedded derivatives as of each reporting period and records the change in the fair value in the consolidated statement of operations as other income or expense (see Note 5). The Company also incurred legal expenses of $1.3 million in the third quarter of fiscal 2017, which were recorded as a debt discount and are being amortized over the term of the Madryn Credit Agreement.
The Company recorded Madryn debt on the balance sheet as follows:

	June 30, 2019	December 31, 2018

	(in thousands)
Principal	$40,000	$40,000
Net unamortized debt discount and issuance costs	(15,947)	(17,678)
Net carrying value of Madryn debt	$24,053	$22,322

As of June 30, 2019, the Company is in compliance with all financial debt covenants.
7.     Commitments and Contingencies
Operating Leases
We lease certain facilities under various operating leases. Most of the lease agreements provide us with the option of renewing our leases at the end of the initial lease term, at fair market rates. In most cases, we expect that in the normal course of business, facility leases will be renewed or replaced by other leases.
For the three months ended June 30, 2019 and 2018, rent expense was $0.4 million and $0.3 million, respectively. For the six months ended June 30, 2019 and 2018, rent expense was $0.7 million and $0.5 million, respectively.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Future minimum lease payments under the operating leases as of June 30, 2019 were as follows:

Years Ending December 31,	Operating Leases
(in thousands)
2019 (remaining)	$308
2020	538
2021	400
2022	354
2023	361
Thereafter	1,645
$3,606

Capital Leases
The Company entered into capital lease arrangements relating to software, equipment and vehicles. The lease periods are from one to seven years. The repayments are made monthly with an interest rates ranging from 4% to 7% per year.
Future minimum lease payments under these capital leases as of June 30, 2019 were as follows:

Years Ending December 31,	Capital Leases
(in thousands)
2019 (remaining)	$159
2020	258
2021	169
2022	36
622
Interest included in the above payments	(62)
Amount payable without interest	560
Short-term minimum capital lease payments (included in accrued liabilities)	357
Long-term minimum capital lease payments	$265

Contingencies
Periodically, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual or disclosure at June 30, 2019 and December 31, 2018 except for contingent liabilities related to asset acquisitions (see Note 11).
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
8.    Shareholders’ Equity
Under the Memorandum of Association and Articles of Association, or Articles, in effect as of June 30, 2019 and December 31, 2018, the Company had authorized an unlimited number of common shares with no par value.
As of June 30, 2019 and December 31, 2018, 20,882,419 and 20,672,025 shares, respectively, of common shares were issued and 20,474,349 and 20,263,955 shares, respectively, were outstanding.
During the six months ended June 30, 2019, the Company issued common shares in connection with an exercise of outstanding warrants (see Note 9) and as consideration for certain assets acquired (see Note 11). The Company also granted stock options to employees and contractors (see Note 10).
The Company had reserved common shares for future issuances as follows:

	June 30, 2019	December 31, 2018
Warrants to purchase shares	5,500	104,826
Options to purchase shares	1,876,837	1,486,363
Remaining shares available under the 2018 Equity Incentive Plan	1,326,148	1,015,148
Shares issuable on vesting of restricted stock awards	228,114	314,123
Remaining shares available under the 2018 ESPP	287,000	100,000
Total	3,723,599	3,020,460

9.    Warrants
In March 2017, the Company issued warrants for the purchase of 145,000 Class B ordinary shares to parties related to Rockport Ventures, with a fixed exercise price of $3.80 per share.
During the six months ended June 30, 2019, warrants to purchase 92,231 shares were net exercised to obtain 87,321 shares. As of June 30, 2019 and December 31, 2018, 5,500 and 104,826 warrants to purchase the Company’s common shares, respectively, were outstanding and exercisable:

Warrant Holder	Issue Date	In Connection With	Warrant to Purchase	Shares	Exercise Price	Expiration Date
Rockport	3/3/2017	Loan agreement	Common	5,500	$3.80	8/28/2022

10.     Share-Based Compensation
In December 2015, the Board of Directors approved and adopted the 2015 Equity Incentive Plan, or 2015 Plan.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
During the periods presented, the Company recorded the following share-based compensation expense for stock options and restricted stock awards:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(in thousands)
Sales, general and administrative	$1,413	$484	$2,681	$586
Research and development	481	986	1,049	1,627
Total	$1,894	$1,470	$3,730	$2,213

Stock Options

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2018	1,486,363	$11.43	8.74	$23,778
Granted (weighted-average fair value of $13.57 per share)	439,000	24.39
Exercised	(28,230)	6.22
Forfeited/canceled	(20,296)	13.11
Balances at June 30, 2019	1,876,837	$14.52	8.50	$15,724

As of June 30, 2019, 549,795 options were vested and exercisable with weighted-average exercise price of $5.32 per share and a total aggregate intrinsic value of $9.2 million.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

During the six months ended June 30, 2019, 28,230 options were exercised at a price of $6.22 per share. The intrinsic value of the options exercised during the six months ended June 30, 2019 was $0.4 million. Upon the exercise of stock options, the Company issued new shares from its authorized shares.
At June 30, 2019, unrecognized compensation expense was $8.8 million related to stock options granted to employees and Board of Directors and $3.8 million related to stock options granted to consultants. The weighted-average period over which such compensation expense will be recognized is 2.6 years.
Stock Options Granted to Employees
Share-based compensation expense for employees is based on the grant date fair value. The Company recognizes compensation expense for all share-based awards ratably on a straight-line basis over the requisite service period of the awards, which is generally the vesting term of four years. During the six months ended June 30, 2019 and 2018, the Company recognized $0.9 million and $0.3 million, respectively, of stock-based compensation expense for stock options granted to employees.
The Company uses the Black-Scholes option valuation model to value options granted to employees and consultants, which requires the use of highly subjective assumptions to determine the fair value of share-based awards. The assumptions used in the Company’s option-pricing model represent management’s best estimates. These estimates are complex, involve a number of variables, uncertainties and assumptions and the application of management’s judgment. If factors change and different assumptions are used, the Company’s share-based compensation expense could be materially different in the future. The assumptions and estimates that the Company uses in the Black-Scholes model are as follows:

▪
Fair Value of Common Shares. Following the IPO, the closing price of the Company’s publicly-traded common shares on the date of grant is used as the fair value of the shares. Prior to the IPO, the fair value of ordinary shares was estimated on a periodic basis by the Company’s Board of Directors, with the assistance of an independent third-party valuation firm.  The Board of Directors intended all options granted to be exercisable at a price per share not less than the estimated per share fair value of the shares underlying those options on the date of grant.

▪
Risk-Free Interest Rate. The Company bases the risk-free interest rate used in the Black-Scholes valuation model on the implied yield available on U.S. Treasury zero-coupon issues with a term equivalent to that of the term of the options for each option group on the measurement date.

▪
Term. For employee stock options, the expected term represents the period that the Company’s share-based awards are expected to be outstanding. Because of the limitations on the sale or transfer of the Company’s shares during the period the Company was a privately held company, the Company does not believe its historical exercise pattern is indicative of the pattern it will experience as a publicly traded company. The Company consequently uses the Staff Accounting Bulletin 110, or SAB 110, simplified method to calculate the expected term of employee stock options, which is the average of the contractual term and vesting period. The Company plans to continue to use the SAB 110 simplified method until it has sufficient trading history as a publicly traded company. For consultant stock options, the term used is equal to the remaining contractual term on the measurement date.

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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The fair value of stock options granted to employees was estimated using the following assumptions:

	Six Months Ended June 30,
	2019	2018
Volatility	56%	57%
Risk-free interest rate	1.9% - 2.6%	2.7% - 2.9%
Term (in years)	6.25	6.25
Dividend yield	0%	0%

Stock Options Granted to Non-Employees
Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned using an accelerated attribution method. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered. For the six months ended June 30, 2019 and 2018, the Company recognized expense of $2.1 million and $1.2 million for stock options granted to consultants.
The fair value of stock options granted to consultants was estimated using the following assumptions during the following periods presented:

	Six Months Ended June 30,
	2019	2018
Volatility	57%	58% - 59%
Risk-free interest rate	2.1%	2.8%
Term (in years)	10	10
Dividend yield	—	—

Restricted Stock
Each vested RSA and RSU entitles the holder to be issued one common share. These awards vest according to a vesting schedule determined by the Compensation Committee of the Company’s Board of Directors, generally over a one to four year period.
The following table represents RSA activity for fiscal 2019:

	Restricted Stock Awards	Weighted- Average Grant Date Fair Value
Outstanding unvested at December 31, 2018	314,123	$8.57
Granted	—	—
Vested	(86,009)	6.87
Forfeited/canceled	—	—
Outstanding unvested at June 30, 2019	228,114	$11.31

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The fair value of restricted stock is the grant date market value of common shares. The Company recognizes share-based compensation expense related to restricted stock using a straight-line method over the vesting term of the awards. The fair value of RSAs that vested during the six months ended June 30, 2019 and 2018, was $0.7 million and $0.6 million, which was calculated based on the market value of the Company’s common shares on the applicable date of vesting.
As of June 30, 2019, we had unrecognized share-based compensation cost of approximately $2.7 million associated with unvested restricted stock awards. This cost is expected to be recognized over a weighted-average period of approximately 1.7 years.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of December 31, 2018, the consideration of $0.4 million to Novaform has not been paid and is included in “Accounts payable”. As of June 30, 2019, the consideration of $0.4 million to Novaform has been paid and is no longer outstanding.
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

As of June 30, 2019, the Company has fully paid for the Austria asset acquisition.
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

Per the asset purchase agreement entered into with the German Seller, the German Seller is entitled to three milestone payments in the next three fiscal years following the year ended December 31, 2018. The German Seller will receive annual payments of €360,000 (approximately $409,000), €420,000 (approximately $478,000) or €480,000 (approximately $546,000) if the German Seller meets none, one, or both of the required milestones, respectively. Only the present value of the guaranteed minimum milestone payments of €360,000 per year for the next three years were included in the purchase price. Contingent consideration will be recognized when the contingency is deemed probable and reasonably estimable.
As of December 31, 2018, the Company has fully paid for the German asset acquisition excluding the milestone payments of $1.2 million. The Company determined that it is probable that the Germany seller will achieve both of the fiscal 2019 milestones and accrued an additional €120,000 (approximately $136,000) as of June 30, 2019.
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
The purchase price and allocation of purchase price were as follows:

Purchase Price:	(in thousands)
Cash consideration	$100
Fair market value of common shares issued on effective date	120
Cash paid for inventory	123
Total purchase price	$343

Allocation of Purchase Price:	(in thousands)
Inventory	$235
Customer relationships	108
Total purchase price allocated	$343

As of December 31, 2018, the Company has fully paid for the U.K. asset acquisition excluding the future cash payment to be paid in April 2020.
12.    Net Income (Loss) Per Share
The following table summarizes the computation of basic and diluted net loss per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(in thousands, except share and per share data)
Numerator:
Net loss	$(9,040)	$(5,360)	$(19,819)	$(11,890)
Denominator:
Weighted average common/ordinary shares used for basic and diluted earnings per share	20,448,643	15,351,899	20,407,912	14,981,070

Net loss per share:
Basic and diluted	$(0.44)	$(0.35)	$(0.97)	$(0.79)

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
The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares:

	Six Months Ended June 30,
	2019	2018
Options to purchase common shares	1,840,057	965,443
Shares issuable on vesting of restricted stock awards	228,114	461,598
Warrants to purchase common shares	5,500	145,000
Total	2,073,671	1,572,041

13.    Related Party Transactions
During the six months ended June 30, 2019 and 2018, the Company recorded revenue of $0.4 million and $0.4 million, respectively, for product sales to Herramientas Medicas, S.A., a distribution company owned by a family member of the Chief Executive Officer of the Company. Accounts receivable owed to the Company from this distribution company amounted to approximately $0.2 million as of June 30, 2019 and December 31, 2018, respectively.
In May 2016, the Company entered into a scientific board advisory agreement with Dr. Manuel Enrique Chacón Quirós pursuant to which Dr. Chacón Quirós joined the Company’s Scientific Advisory Board, provides general scientific advice, and serves as a clinical investigator, among other services. In exchange for these services, Dr. Chacón Quirós was granted options to purchase 20,580 shares, vesting over four years in equal annual installments, provided that he continues to provide these services at such times. In September 2016, the Company entered into a separate agreement whereby Dr. Chacón Quirós will maintain his clinic in Costa Rica as a MotivaImagine Excellence Center and will host and train physicians in the use of the Company products in relevant procedures, among other services, in exchange for cash reimbursement of up to $4,500 per day that such services are rendered. Dr. Chacón Quirós is the brother of our Chief Executive Officer, Juan José Chacón Quirós. During the six months ended June 30, 2019 and 2018, the Company paid Dr. Chacón Quirós approximately $72,000 and $42,000, respectively, for services rendered.
During the six months ended June 30, 2019 and 2018, the Company recorded revenue of approximately zero and $40,000 for product sales to Motiva Netherlands BV, a distribution and agency company owned by Erick Vogelanzeng, our Vice President of Sales, Europe. There were no accounts payable due to this distribution company at June 30, 2019 and December 31, 2018. As of July 8, 2019, Mr. Vogelanzeng transferred his ownership interest in Motiva Netherlands BV.
14.    Subsequent Events
On August 9, 2019, the Company amended its exclusive distribution agreement with Puregraft LLC to extend the term of the agreement to December 31, 2020 and update the pricing and purchase commitment volumes.
On August 12, 2019, the Company borrowed $25.0 million under the Madryn Credit Agreement (see Note 6).

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
Our revenue for the six months ended June 30, 2019 and 2018 was $42.5 million and $28.5 million, respectively, an increase of $13.9 million, or 48.9%. Net losses increased to $19.8 million for the six months ended June 30, 2019 from $11.9 million for the six months ended June 30, 2018. As of June 30, 2019, we had an accumulated deficit of $108.8 million.
Our cash balance as of June 30, 2019 was $31.9 million.
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
Components of Results of Operations
Revenue
We commenced sales of our Motiva Implants in October 2010 and these products have historically accounted for the majority of our revenues. Sales of our Motiva breast implants accounted for over 92% of our revenues for the six months ended June 30, 2019, and we expect our revenues to continue to be driven primarily by sales of these products. We primarily derive revenue from sales of our Motiva Implants to two types of customers: (1) medical distributors and (2) direct sales to physicians, hospitals, and clinics.
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
We expect our revenue to increase as we enter new markets, expand awareness of our products in existing markets, and grow our distributor network and direct sales force. We also expect our revenue to fluctuate from quarter to quarter due to a variety of factors, including seasonal fluctuations in demand for Motiva Implants. We are also affected by foreign currency fluctuations; however, to date, the net impact of foreign currency translation has been insignificant.
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
Operating Expenses
Sales, General and Administrative
Sales, general and administrative, or SG&A, expenses primarily consist of compensation, including salary, share-based compensation and employee benefits for our sales and marketing personnel, and for administrative personnel that support our general operations such as information technology, executive management, financial accounting, customer service, and human resources personnel. SG&A expenses also includes costs attributable to marketing, sales support, travel, legal services, financial audit fees, insurance costs, and consulting services. We expect to incur additional SG&A expenses in connection with our being a public company, which may increase further when we are no longer able to rely on the “emerging growth company” exemption we are afforded under the Jumpstart Our Business Startups Act of 2012, or JOBS Act.
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
We expect our R&D expenses to continue to increase in absolute dollars and as a percentage of revenue for the foreseeable future as we continue to advance our products under development, as well as initiate and prepare for additional clinical studies. We received an approval of an investigational device exemption, or IDE, from the FDA in March 2018 to initiate a clinical trial and enrolled the first patient during the first half of 2018. As of August 2019, we have completed all patient surgeries for the IDE aesthetic cohorts, which include primary augmentation and revision. We are continuing to enroll subjects in the remaining reconstruction cohorts. We plan to enroll 800 patients in the study across 40 sites in the United States, Germany, Sweden and the United Kingdom. The results of the study are expected to support a pre-market approval, or PMA, submission to the FDA. We estimate that total costs for this IDE clinical trial will be between $30.0 million and $40.0 million over ten years. We also have other products under development for which we may be required to conduct clinical trials in future periods in order to receive regulatory approval to market these products.
Interest Expense
Interest expense consists primarily of cash and non-cash interest related to outstanding debt and amortization of debt discounts. As of June 30, 2019, we had $40.0 million in outstanding principal and accrued interest.
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

Consolidated Results of Operations
The following tables set forth our results of operations for the periods presented, in dollars:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(unaudited) (in thousands)
Revenue	$21,684	$13,709	$42,462	$28,525
Cost of revenue	8,672	5,492	18,198	12,393
Gross profit	13,012	8,217	24,264	16,132
Operating expenses:
Sales, general and administrative	18,394	10,829	34,450	19,477
Research and development	4,001	3,705	7,585	5,852
Total operating expenses	22,395	14,534	42,035	25,329
Loss from operations	(9,383)	(6,317)	(17,771)	(9,197)
Interest expense	(2,521)	(2,173)	(4,763)	(4,344)
Change in fair value of derivative instruments	2,640	5,830	2,608	4,525
Other income (expense), net	259	(2,548)	186	(2,712)
Loss before income taxes	(9,005)	(5,208)	(19,740)	(11,728)
Provision for income taxes	(35)	(152)	(79)	(162)
Net loss	$(9,040)	$(5,360)	$(19,819)	$(11,890)

Comparison of Three Months Ended June 30, 2019 and 2018

	Three Months Ended June 30,
	2019	2018

	(unaudited) (in thousands)
Revenue	$21,684	$13,709
Cost of revenue	8,672	5,492
Gross profit	$13,012	$8,217
Gross margin	60.0%	59.9%

Revenue
Revenue increased $8.0 million, or 58.2%, to $21.7 million for the three months ended June 30, 2019 as compared to $13.7 million for the three months ended June 30, 2018. The increase was primarily due to increased sales of Motiva Implants, with the increase driven by greater market penetration in existing geographies and commencement of sales in new geographies including certain European direct markets.
Cost of Revenue and Gross Margin
Cost of revenue increased $3.2 million, or 57.9%, to $8.7 million for the three months ended June 30, 2019 compared to $5.5 million for the three months ended June 30, 2018. The increase was due to higher sales volume of Motiva Implants.
The gross margin increased to 60.0% for the three months ended June 30, 2019 as compared to 59.9% for the three months ended June 30, 2018 primarily due to the addition of direct market revenues with generally higher average selling prices partially offset by the increase in amortization related to the fair value of inventory recorded from our asset acquisitions from certain distributors in the fourth quarter of 2018. The amortization decreased our gross margins by 5.9% for the second quarter.
Operating Expenses

	Three Months Ended June 30,
	2019	2018

	(unaudited) (in thousands)
Operating expenses:
Sales, general and administrative	$18,394	$10,829
Research and development	4,001	3,705
Total operating expenses	$22,395	$14,534

Sales, General and Administrative Expense
SG&A expense increased $7.6 million, or 69.9%, to $18.4 million for the three months ended June 30, 2019, compared to $10.8 million for the three months ended June 30, 2018. The increase in SG&A was primarily due to $3.1 million increase in personnel costs as a result of the hiring of additional sales, marketing and administrative employees, $2.3 million increase in sales and administrative consulting fees including stock compensation, $0.7 million increase in marketing expense and $1.1 million increase in sales commissions.
Research and Development Expense
R&D expense increased $0.3 million, or 8.0%, to $4.0 million for the three months ended June 30, 2019, compared to $3.7 million for the three months ended June 30, 2018. The increase in R&D expenses was primarily due to $0.5 million increase in R&D personnel costs and $0.1 million increase in expenditures related to the our IDE clinical study in the United States, primarily consisting of fees to third parties to set-up and manage the clinical trial.

Interest Expense
Interest expense for the three months ended June 30, 2019 was $2.5 million as compared to $2.2 million for the three months ended June 30, 2018. The increase was primarily due to direct costs incurred to amend the Madryn Credit Agreement in June 2019 recognized as interest expense.
Change in Fair Value of Derivative Instruments
Change in fair value of derivative instruments for the three months ended June 30, 2019 resulted in a gain of $2.6 million as compared to a gain of $5.8 million for the three months ended June 30, 2018. The change in fair value of derivative instruments was primarily due to changes in the fair value of Madryn derivatives embedded in the Madryn Credit Agreement we entered into in August 2017.
Provision for Income Taxes
Provision for income taxes decreased $117,000, or 77.0%, to $35,000 for the three months ended June 30, 2019, compared to $152,000 for the three months ended June 30, 2018. The change in the provision for income taxes is primarily due to the relative mix of income among our operating jurisdictions.

Comparison of the Six Months Ended June 30, 2019 and 2018

	Six Months Ended June 30,
	2019	2018

	(unaudited) (in thousands)
Revenue	$42,462	$28,525
Cost of revenue	18,198	12,393
Gross profit	$24,264	$16,132
Gross margin	57.1%	56.6%

Revenue
Revenue increased $13.9 million, or 48.9%, to $42.5 million for the six months ended June 30, 2019 as compared to $28.5 million for the six months ended June 30, 2018. The increase was primarily due to increased sales of Motiva Implants, with the increase driven by greater market penetration in existing geographies and commencement of sales in new geographies including certain European direct markets. As of June 30, 2019, our sales organization included 92 employees and contractors as compared to 67 individuals at December 31, 2018.
Cost of Revenue and Gross Margin
Cost of revenue increased $5.8 million, or 46.8%, to $18.2 million for the six months ended June 30, 2019 compared to $12.4 million for the six months ended June 30, 2018. The increase was due to higher sales volume of Motiva Implants.
The gross margin increased to 57.1% for the six months ended June 30, 2019 compared to 56.6% for the six months ended June 30, 2018 primarily due to the addition of direct market revenues with generally higher average selling prices offset by the increase in amortization related to the fair value of inventory recorded from our asset acquisitions from certain distributors in the fourth quarter of 2018. The amortization decreased our gross margins by 6.5% year-to-date.
Operating Expenses

	Six Months Ended June 30,
	2018	2017

	(unaudited) (in thousands)
Operating expenses:
Sales, general and administrative	$34,450	$19,477
Research and development	7,585	5,852
Total operating expenses	$42,035	$25,329

Sales, General and Administrative Expense
SG&A expense increased $15.0 million, or 76.9%, to $34.5 million for the six months ended June 30, 2019, compared to $19.5 million for the six months ended June 30, 2018. The increase in SG&A was primarily due to $6.1 million increase in personnel costs as a result of the hiring of additional sales, marketing and administrative employees, $4.5 million increase in sales and administrative consulting fees including stock compensation, $1.3 million increase in sales commissions, $1.1 million increase in marketing expenses, $0.4 million increase in freight, and $0.4 million increase in insurance.
Research and Development Expense
R&D expense increased $1.7 million, or 29.6%, to $7.6 million for the six months ended June 30, 2019, compared to $5.9 million for the six months ended June 30, 2018. The increase in R&D expenses was primarily due to $1.3 million increase in R&D personnel costs and $0.5 million increase in expenditures related to the initiation of our

IDE clinical study in the United States, primarily consisting of fees to third parties to set-up and manage the clinical trial.
Interest Expense
Interest expense increased $0.4 million to $4.8 million for the six months ended June 30, 2019 from $4.3 million for the six months ended June 30, 2018 primarily due to direct costs incurred to amend the Madryn Credit Agreement in June 2019 recognized as interest expense.
Change in Fair Value of Derivative Instruments
Change in fair value of derivative instruments for the six months ended June 30, 2019 resulted in a gain of $2.6 million as compared to a loss of $4.5 million for the six months ended June 30, 2018. The change in fair value of derivative instruments was due to changes in the fair value of Madryn derivatives embedded in the Madryn Credit Agreement we entered into in August 2017.
Provision for Income Taxes
Provision for income taxes decreased $83,000, or 51.2%, to $79,000 for the six months ended June 30, 2019, compared to $162,000 for the six months ended June 30, 2018. The change in the provision for income taxes is primarily due to the relative mix of income among our operating jurisdictions.

Liquidity and Capital Resources
As of June 30, 2019, we had an accumulated deficit of $108.8 million. Since our inception, we have generated losses and expect to continue to generate losses in the intermediate term. We have financed our operations through a combination of private equity financings and debt financings, and from cash generated from operations, primarily from the collection of accounts receivable resulting from sales. Our historical cash outflows have primarily been associated with cash used for operating activities such as expansion of our sales and marketing and distributor infrastructure, investing in inventory, R&D activities, asset acquisitions, capital improvements and other working capital needs. As of June 30, 2019 and December 31, 2018, we had cash of $31.9 million and $52.6 million, respectively.
In July 2018, we received proceeds in the Company’s initial public offering, or IPO, of approximately $70.1 million, net of $5.4 million related to underwriting discounts and commissions and deferred offering costs of $1.5 million. During the six months ended June 30, 2019, the Company received $0.2 million from the issuance of ordinary shares and exercise of stock options and warrants. In addition, we borrowed the available funds under the amended Madryn Credit Agreement equal to $25.0 million on August 12, 2019.
We believe that our available cash, cash from operations, and the additional borrowing will be sufficient to satisfy our liquidity requirements for at least the next twelve months from the date of the issuance of the financial statements. Our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

▪	the degree and rate of market adoption of our products;

▪	the cost and timing of our regulatory activities, especially the IDE clinical trial to obtain regulatory approval for our Motiva Implants in the United States;

▪	the emergence of new competing technologies and products;

▪	the costs of R&D activities we undertake to develop and expand our products;

▪	the costs of commercialization activities, including sales, marketing and manufacturing;

▪	the level of working capital required to support our growth; and

▪	our need for additional personnel, information technology or other operating infrastructure to support our growth and operations as a public company.
We may need to raise additional capital to execute our business plan. If we are unable to raise additional capital when desired, or on terms acceptable to us, our business, results of operations, and financial condition would be adversely affected.
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Six Months Ended June 30,
	2019	2018
	(unaudited) (in thousands)
Net cash provided by (used in):
Operating activities	$(15,061)	$(14,910)
Investing activities	(5,666)	(732)
Financing activities	(42)	16,304
Effect of exchange rate changes on cash	—	116
Net decrease (increase) in cash	$(20,769)	$778

Net Cash Used in Operating Activities
Net cash used in operating activities of $15.1 million for the six months ended June 30, 2019 was comprised of net loss of $19.8 million and $2.6 million change in fair value of financial instruments, partially offset by $1.4 million of non-cash depreciation expense, $3.7 million of share-based compensation expense, and $1.7 million of non-cash interest expense due to accretion of debt discounts, as well as changes in operating assets and liabilities of $0.8 million.
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
Net Cash Used in Investing Activities
Net cash used in investing activities of $5.7 million for the six months ended June 30, 2019 primarily consisted of $4.9 million in purchases of property and equipment including $3.2 million to purchase our manufacturing facility in Costa Rica and $0.8 million cash used in an asset acquisition.
Net cash used in investing activities of $0.7 million for the six months ended June 30, 2018 primarily consisted of $0.7 million in purchases of property and equipment.
Net Cash Provided by (Used in) Financing Activities
Net cash used in financing activities of $42,000 for the six months ended June 30, 2019 primarily reflected $176,000 in proceeds received for stock option exercises and $58,000 for warrant exercises, which were offset by $185,000 in repayment on capital leases and a $91,000 tax payment related to shares withheld upon vesting of restricted stock.
Net cash provided by financing activities of $16.3 million for the six months ended June 30, 2018 primarily reflected $16.1 million in proceeds received for issuance of ordinary shares and $0.4 million in proceeds received for stock option exercises.
Indebtedness
Madryn Debt
On August 24, 2017 the Company entered into a credit agreement, or the Madryn Credit Agreement, with Madryn Health Partners, LP, or Madryn, as administrative agent, and a syndicate of lenders. On June 17, 2019, the Madryn Credit Agreement was amended to lower the interest rate on the outstanding debt facilities, provide for $25.0 million of new term loan commitments, decrease the amount of the prepayment penalties, remove all principal payments and extend the maturity date and repayment from September 30, 2023 to September 30, 2025. The Madryn Credit Agreement, as amended, provides for a term loan in a maximum principal amount of $65.0 million, $30.0 million (Term A) of which became available upon signing and was subsequently borrowed by the Company.
Prior to amending the Madryn Credit Agreement on June 17, 2019, the Company’s ability to borrow the remaining term loans under the Madryn Credit Agreement was subject to the Company achieving certain revenue milestones. The Company met milestones sufficient to borrow and borrowed an additional $5.0 million (Term B-1) on October 31, 2017 and $5.0 million (Term B-2) on December 15, 2017, bringing up the total outstanding principal balance to $40.0 million as of December 31, 2017.
Pursuant to the June 2019 amendment, the Company became eligible to borrow an additional $10.0 million (Term B-3) and $15.0 million (Term B-4) on or before September 30, 2019 and December 31, 2019, respectively. The Company borrowed the available funds under both tranches equal to $25.0 million on August 12, 2019.
In connection with the Madryn Credit Agreement, the Company and certain of its subsidiaries granted a security interest in substantially all of their respective assets, including, without limitation, intellectual property, and pledges of certain shares of the Company’s subsidiaries, subject to certain excluded collateral exceptions.
The Madryn Credit Agreement contains customary affirmative and negative covenants, including, but not limited to, restrictions on the ability of the Company and its subsidiaries to incur additional indebtedness, create liens, make certain investments, make restricted payments, enter into or undertake certain liquidations, mergers, consolidations or acquisitions and dispose of assets or subsidiaries. In addition, the Madryn Credit Agreement requires the Company to maintain minimum revenues and liquidity.

The Madryn Credit Agreement contains put options related to liquidity events or an event of default and a call option related to voluntary repayment option. We allocated a fair value of $15.1 million for these identified embedded derivatives as a debt discount on the original commitment date in August 2017. An additional $5.0 million debt discount was recorded on respective borrowing dates when we met the required milestones and borrowed an additional $10.0 million in the fourth quarter of fiscal 2017. We revalue the embedded derivatives as of each reporting period and record the change in the fair value in the consolidated statement of operations as other income or expense. We also incurred legal expenses of $1.3 million, which were recorded as a debt discount and are being amortized over the term of the Madryn Credit Agreement.
Contractual Obligations and Commitments
Our contractual obligations have not changed materially from those included in the Form 10-K filed with the SEC on March 20, 2019.
Off-Balance Sheet Arrangements
As of June 30, 2019 and December 31, 2018, we did not have any off-balance sheet arrangements.
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
We identified certain critical accounting policies that affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements in the Form 10-K filed with the SEC on March 20, 2019. We have not made any material changes to these policies as previously disclosed in the Form 10-K.
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
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We had cash of $31.9 million and $52.6 million as of June 30, 2019 and December 31, 2018, respectively. We manage our cash portfolio for operating and working capital purposes. Our cash balances are held in bank checking accounts, and we believe that we do not have any material exposure to changes in the fair value of our cash portfolio as a result of changes in interest rates.
Foreign Currency Exchange Risk
To date, the majority of our revenue has been denominated in U.S. dollars and euros. Some of our operating expenses are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro and Brazilian real. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations. For the six months ended June 30, 2019, foreign currency transaction loss amounted to $0.3 million primarily related to the remeasurement of transactions denominated in the U.S. dollar into the Brazilian real as part of the financial reporting consolidation process under GAAP. The Brazilian real has been experiencing a weakening since December 31, 2017 as compared to the U.S. dollar. We have not engaged in any foreign currency hedging activities. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in foreign currency exchange rates. During the year ended December 31, 2018, the effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts as of December 31, 2018 would have had an impact of approximately 8% on revenues and would have impacted our net loss by a commensurate amount.
Inflation Risk
We do not believe that inflation had a significant impact on our results of operations for any periods presented in our consolidated financial statements.
ITEM 4. CONTROLS AND PROCEDURES
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
ITEM 1A. RISK FACTORS
Investing in our common shares involves a high degree of risk. The following risk factors describe circumstances or events that could have a negative effect on our business, financial condition or operating results. You should consider the following risks carefully, together with all the other information in this Quarterly Report on Form 10-Q, including our consolidated financial statements and notes thereto, before you invest in our common shares. If any of the following risks occur, our business, financial condition, or operating results, could be adversely affected. As a result, the trading price of our common shares could decline, and you could lose part or all of your investment. Additional risks and uncertainties not currently known to us or that we currently believe are not material could also impair our business, financial condition or operating results.
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
Our ability to successfully market Motiva Implants and our other current and future offerings depends on numerous factors, including but not limited to:

•
the outcomes of current and future clinical studies of Motiva Implants, including our ongoing IDE clinical trial, to demonstrate our products’ value in improving safety outcomes and/or patient satisfaction;

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

•
design commercially viable processes at a scale sufficient to meet anticipated demand at an adequate cost of manufacturing, and that are compliant with ISO 13485 Quality Management System requirements and/or good manufacturing practice, or GMP, requirements, as set forth in the FDA’s Quality System Regulation, Brazilian and other international regulations;

•	our success in educating physicians and patients about the benefits, administration and use of Motiva Implants;

•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;

•	the willingness of patients to pay out-of-pocket for breast augmentation and reconstruction procedures in the absence of coverage and reimbursement for such procedures;

•	the success of our internal sales and marketing organization and the sales forces of our distributors; and

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
Our Motiva Implants have been marketed in countries outside of the United States since October 2010, and as such, we have a limited operating history upon which to evaluate our business and forecast our future net sales and operating results. In assessing our business prospects, you should consider the various risks and difficulties frequently encountered by companies early in their commercialization in competitive markets, particularly companies that develop and sell medical devices. These risks include our ability to:

•	implement and execute our business strategy;

•	expand and improve the productivity of our direct sales force, distributors and marketing programs to grow sales of our products;

•	increase awareness of our brands and build loyalty among plastic surgeons and patients;

•	manage expanding operations;

•	respond effectively to competitive pressures and developments;

•	enhance our existing products and develop new products;

•	maintain and obtain regulatory clearance or approval of our existing products and commercialize new products;

•	respond to changing regulations associated with medical devices across all geographies;

•	perform clinical trials with respect to our existing products and any new products;

•	attract, retain and motivate qualified personnel in various areas of our business; and

•	obtain and maintain coverage and adequate levels of reimbursement for our products.
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
We believe that maintaining and enhancing our brands in the countries in which we currently sell our products, and in new countries where we have limited brand recognition, is important to expanding our customer base. If we are unable to maintain or enhance the strength of our brands in the countries in which we currently sell our products and in new countries, then our growth strategy could be adversely affected.
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
The industry environment for silicone implants and complementary products in certain international markets is price-sensitive. In these markets, or in the United States if we are successful in obtaining the required regulatory approval to sell in the U.S. market, our competitors may adopt aggressive pricing strategies to intensify the competitive pricing pressure for breast implants. If we are not successful in educating customers or third-party payors on the differentiation of our Motiva Implants as compared to our competitors’ products, customers may choose our competitors’ products. Additionally, as more competitors introduce products that compete with ours, we may face additional pricing pressure that would adversely impact our future results.
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
Historically, our sales model has been to sell primarily through distributors rather than through our own sales force, with the notable exception of Brazil and several European countries where we are selling directly, but, in the future, we may utilize a hybrid sales model that includes both distributors and a direct sales effort. We believe that our reliance on distributors improves the economics of our business, as we do not carry the high fixed costs of a direct sales force in many of the countries in which our Motiva Implants are sold. If we are unable to maintain or enter into such distribution arrangements on acceptable terms, or at all, we may not be able to successfully commercialize our products in certain countries. Furthermore, distributors can choose the level of effort that they apply to selling our products relative to others in their portfolio. The selection, training, and compensation of a distributors’ sales personnel are within their control rather than our own and may vary significantly in quality from distributor to distributor.
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
We are also working on creating a direct sales structure and strategy in certain markets. We are working to put in place the correct legal and business structures to comply with taxation and operational requirements. These structures may not ultimately be implemented or, if implemented, be successful or effective and may not be able to increase our revenues or improve our gross margins. In addition, our expenses or tax related costs may increase in greater measure than our revenues, negatively impacting our operating results.
Furthermore, our sales force may operate independently with limited day-to-day oversight from management. They may engage in sales practices that increase certain risks to our business, including the risk of scrutiny from regulatory authorities and the risk that we violate health care or anti-corruption regulations in one or more countries. These and other independent actions may result in unexpected costs, publicity that might impair our reputation or revenues, litigation in various jurisdictions, and/or sanctions. Any of these could impair the trading price of our shares and adversely impact our results.
If we are unable to train plastic surgeons on the safe, effective and appropriate use of our products and branded surgeries, we may be unable to achieve our expected growth.
It is critical to the success of our commercialization efforts to train a sufficient number of plastic surgeons and provide them with adequate instructions in the appropriate use of our products and branded surgeries. This training process may take longer than expected and may therefore affect our ability to grow our business. Following completion of training, we rely on the trained plastic surgeons to advocate for our products and branded surgeries in the marketplace. Convincing plastic surgeons to dedicate the time and focus necessary for adequate training is challenging, and we cannot provide any assurances that we will be successful in these efforts. If plastic surgeons are not properly trained, they may misuse or ineffectively use our products or branded surgeries. This may also result in, among other things, unsatisfactory patient outcomes, patient injury, negative publicity or lawsuits against us, any of which could have an adverse effect on our business and reputation.
In addition, we need to ensure that plastic surgeons are sufficiently educated regarding our implants. For example, many metal implants, such as screws or artificial joints, produce an artifact when magnetic resonance imaging, or MRI, is used to image the area in which the object resides. Our QInside Safety Technology microtransponder embedded in certain Motiva Implants contains metal and causes an artifact that can affect breast cancer screening using MRI, and this artifact is not present in other imaging modalities such as breast ultrasound and film or digital mammography. It is important that we educate physicians and patients on the risks associated with MRI artifacts and how to mitigate them if they choose to utilize Motiva Implants that contain a QInside microtransponder. If we fail to educate physicians and patients about any of these factors, they may make decisions regarding Motiva Implants without full knowledge of the risks and benefits or may view our Motiva Implants negatively.

There is no guarantee that the FDA or non-U.S. regulatory agencies will grant approval for our current or future products, and failure to obtain regulatory approvals in the United States and other international jurisdictions, or revocation of approvals in those jurisdictions, will prevent us from marketing our products.
We intend to seek additional distribution and marketing partners for Motiva Implants and may market specific products only in international markets. We have obtained a CE Mark for Motiva Implants and are therefore authorized to sell in the EU; however, in order to market in regions such as the Asia Pacific region and many other jurisdictions, we must obtain separate regulatory approvals. The approval procedures vary among countries and can involve additional clinical testing, and the time required to obtain approvals may differ from that required to obtain the CE Mark or FDA approval. Moreover, clinical studies or manufacturing processes conducted in one country may not be accepted by regulatory authorities in other countries. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one or more international regulatory authorities does not ensure approval by regulatory authorities in other countries or by the FDA. However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. An international regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not obtain international regulatory approvals on a timely basis, if at all. We may not be able to file for regulatory approvals and, even if we file, we may not receive necessary approvals to commercialize our products in any market.
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

•
regulators may determine that the clinical data submitted to support our request for approval is unreliable or incomplete as a result of any number of factors, including potential financial bias associated with equity holdings in the Company by study investigators, or significant payments by the Company to study investigators for consulting work, which may result in regulators requesting further data analysis or other confirmatory studies to be performed, or determining the data does not support regulatory approval;

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
If we or any future collaboration partner are required to conduct additional clinical trials or other testing of Motiva Implants or any planned products, those clinical studies or other testing may not be successfully completed. Additionally, if the results of these studies or tests are not positive, or if they raise safety concerns, we may:

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
Although we launched Motiva Implants commercially in October 2010 and have sold over 822,000 units to date in various countries outside the United States, we do not have as much post-market surveillance data as our competitors and may not have clearly identified all possible or actual risks of our products. Furthermore, if our clinical trials do not produce patient data that compares favorably with breast implants that are already on the market, physicians and patients may opt to not use our products, and our business would suffer.
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
Furthermore, FDA regulatory approval is not a guarantee, and the filing and approval process itself is expensive and may take several years. The FDA also has substantial discretion in the approval process. Despite the time and expense exerted, failure may occur at any stage, and we could encounter problems that cause us to abandon or repeat clinical studies, including our ongoing IDE clinical trial that commenced in April 2018. The FDA can delay, limit, or deny approval of a product candidate for many reasons, including, but not limited, to:

•	a product candidate may not be deemed to be safe and effective;

•	FDA officials may not find the data from clinical and preclinical studies sufficient;

•	the FDA may not approve our or our suppliers’ processes or facilities;

•
the FDA may consider clinical studies inadequate and the data inadequate if, among other things, appropriate steps have not been taken in the design, conduct, reporting and analysis of the studies to minimize bias; or

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
Our leading competitors are large, multi-national companies with significant resources and capabilities. Three of these companies, Sientra, Inc., Mentor Worldwide LLC (a division of Johnson & Johnson), and Allergan plc, have conducted large prospective clinical studies that started in the United States in 2002, 2000 and 1998, respectively, and they use this data extensively to promote their products. This can put us at a disadvantage when promoting our products to physicians and patients, even outside the United States. In addition, the significant financial and staff resources and brand recognition that our competitors possess mean they may be able to compete with us regardless of the differentiating features of our products. If we are not successful in capturing market share, even outside the United States, or if physicians or patients do not perceive our products to be safer or more favorable, our revenues and/or our operating margins may be significantly impaired.
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

Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties may compete with us in recruiting and retaining qualified technical and management personnel, establishing clinical study sites and patient registrations for clinical studies, as well as in acquiring technologies complementary to, or necessary for, our programs.
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
We routinely see counterfeit versions of our major competitor’s branded products in the marketplace, and we have recently become aware of potential counterfeiting of our Motiva Implants. This is particularly common in emerging markets, where sensitivity to price is higher and regulatory enforcement is under-resourced. These counterfeit products are typically manufactured with significantly lower quality than the products they are claimed to be, and in some cases may be manufactured with silicones that are not medical-grade. They may expose patients to significant adverse event risks, and there is a risk that certain adverse events with counterfeit products may be attributed to our genuine products. This could reduce demand for our products, result in negative publicity, or otherwise impact our business and the price of our shares.
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
Compliance with these regulations and laws is costly and exposes us to penalties for non-compliance. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export or import privileges, seizure of shipments, restrictions on certain business activities and exclusion or debarment from government contracting. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping, marketing and sales activities.
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
As of June 30, 2019, we had 595 employees. Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of manufacturing, regulatory affairs, clinical and sales and marketing. We also intend to continue to improve our operational, financial and management controls, reporting systems and procedures, which may require additional personnel. Such growth could place a strain on our administrative and operational infrastructure, and/or our managerial abilities, and we may not be able to make improvements to our management information and control systems in an efficient or timely manner. We may discover deficiencies in existing systems and controls.
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
We currently manufacture Motiva Implants at our facilities in the Coyol Free Zone, Alajuela, Costa Rica, under the multi-country MDSAP protocol. Our Divina scanners are manufactured by contract manufacturers from components sourced globally, with final assembly in Alajuela, Costa Rica. Our QInside Safety Technology microtransponders are manufactured by contract manufacturers with final testing and packaging at a manufacturing supplier facility in Regensburg, Germany, with additional inspection of the units at our facilities in Coyol, Costa Rica, prior to approval for inclusion in Motiva Implants. If demand for our current products and our planned products increases more rapidly than we anticipate, or if we secure regulatory approval to commercialize our products in additional geographies, we will need to either expand our manufacturing capabilities or outsource to other manufacturers. The manufacture of these products in compliance with ISO standards and the FDA’s regulations requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of medical device products often encounter difficulties in production, including difficulties with production costs and yields, quality control, quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced FDA requirements, other federal and state regulatory requirements, and foreign regulations.
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
Many of the countries in which our products are sold are emerging markets. Our global growth strategy contemplates the expansion of our existing sales activities in Latin America, Europe, the Middle East, and Asia-Pacific region as well as North America. Our exposure to emerging markets has increased in recent years, as have the number and importance of our distributor arrangements. Economic and political developments in Brazil and other emerging markets, including economic crises, currency inflation, or political instability, have had in the past, and may have in the future, a material adverse effect on our financial condition and results of operations. Moreover, as these markets continue to grow, competitors may seek to enter these markets and existing market participants will likely try to aggressively protect or increase their market shares. Increased competition may result in price reductions, reduced margins and our inability to gain or hold market share, which could have an adverse effect on our financial condition and results of operations.
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
We have incurred net operating losses since our inception, and we continue to incur significant research and development and general and administrative expenses related to our operations. We do not expect to be profitable in 2019, and in future years we expect to incur significant research and development expenses related to, among other things, the IDE clinical study of Motiva Implants in the United States. Investment in medical device product development, particularly clinical studies, is highly speculative. It entails substantial upfront capital expenditures and significant risk that any potential planned product will fail to demonstrate adequate accuracy or clinical utility. We may not be profitable for some time. As of June 30, 2019, we had an accumulated deficit of $108.8 million.
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
Our operations have consumed substantial amounts of cash since our inception, and we expect to incur significant expenses in connection with our planned research, development and product commercialization efforts. We believe that our available cash, cash from operations, and the net proceeds from our IPO will be sufficient to satisfy our liquidity requirements for at least the next 12 months. If our available cash resources, net proceeds from our IPO and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, we may seek to sell equity or convertible debt securities, enter into a credit facility or another form of third-party funding, or seek other debt financing. However, we are subject to restrictive covenants under the Madryn Credit Agreement which restrict our ability to incur additional debt. Any failure to raise the funds necessary to support our operations may force us to delay, reduce or suspend our planned clinical trials, research and development programs, or other commercialization efforts.
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

•	it may not be able to supply sufficient quantities of each raw material quickly enough for us to respond to rapid increases in demand;

•	it may unintentionally convey information to our competitors that is helpful in understanding our proprietary compositions and other trade secrets of our manufacturing processes;

•	we may be subject to price fluctuations if we fail to meet certain minimum order requirements, or if our existing contract expires or is renegotiated;

•	it may lose access to critical services and components, resulting in interruption in manufacture or shipment of medical-grade silicone;

•	its facilities may be affected by earthquakes, wildfires, mud slides or other natural disasters, which could delay or impede production of our raw materials;

•	we may be required to obtain regulatory approvals related to any change in our supply chain;

•	NuSil may wish to discontinue supply of products to us due to its existing relationships with our competitors;

•	NuSil may claim ownership of the intellectual property associated with our ProgressiveGel family of silicone gel rheologies; and

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
Recent news coverage has called into question the long-term safety of breast implants and reports of breast implant-associated anaplastic large cell lymphoma (BIA-ALCL) linked to our competitors’ products which have led to regulatory actions regarding macrotextured devices in several countries and the worldwide recall of one of our competitor’s macrotextured implants and tissue expanders. These events may lead to a reduction in the demand for silicone breast implants and could adversely affect our business.
Silicone breast implants have been associated with higher rates of BIA-ALCL, an uncommon type of cancer affecting cells of the immune system. In January 2011, the FDA indicated that there was a possible association between certain saline and silicone gel-filled breast implants and higher rates of BIA-ALCL, with the causal links not yet understood. In March 2015, France’s National Cancer Institute, or NCI, noted that there is a clearly established link between ALCL and certain breast implants, which is referred to as breast implant-associated ALCL, or BIA-ALCL. The NCI noted in that report that most of the reported cases occurred in women with textured implants.
In August 2017, the FDA updated its recommendations on BIA-ALCL and subsequently requested all breast implant manufacturers to revise their physician and patient labeling with the most up-to-date information.  The August 2017 update described BIA-ALCL as “rare” and stated “we have strengthened our understanding of this condition and concur with the World Health Organization designation of BIA-ALCL as a rare T-cell lymphoma that can develop following breast implants. The exact number of cases remains difficult to determine due to significant limitations in world-wide reporting and lack of global implant sales data. At this time, most data suggest that BIA-ALCL occurs more frequently following implantation of breast implants with textured surfaces rather than those with smooth surfaces.” The FDA noted it does not recommend prophylactic breast implant removal in a patient without symptoms or other abnormalities.
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

In the fourth quarter of 2018, following the non-renewal of its textured breast implant CE Mark licenses in Europe, Allergan plc suspended sales of textured breast implants in Europe and withdrew its remaining textured breast implants on the market within Europe.
On February 6, 2019, the FDA further reported that as of September 2018, the agency had received a total of 660 total medical device reports regarding BIA-ALCL cases since 2010. Of the 660 reports, the FDA’s analysis suggested that there are 457 unique cases of BIA-ALCL, including nine patient deaths.  Additionally, on February 12, 2019, Health Canada confirmed that as of January 1, 2019, it had received reports of 22 confirmed and 22 suspected Canadian cases of BIA-ALCL and that it would be updating its safety review of BIA-ALCL in Spring 2019. In April 2019, the Agence Nationale de Securite du Medicament et des Produits de Sante, or ANSM, the regulatory authority in France, announced that 59 cases of BIA_ALCL had been reported in France since 2011 and banned several types of macrotextured and polyurethane implants linked to BIA-ALCL.  Between February and July 2019, authorities from Colombia, Canada and Singapore announced similar bans.
In July 2019, the FDA requested that Allergan plc recall its Biocell® textured implants in the U.S. market and Allergan subsequently announced the global recall of its Biocell® textured breast implants and tissue expanders.  In the FDA announcement, it noted that it had reviewed 573 unique cases globally of BIA-ALCL, including 33 patient deaths, of which 12 of the 13 known deaths were attributed to Biocell® implants.  The FDA further noted that it will continue to monitor the incidence of BIA-ALCL across other textured and smooth breast implants and tissue expanders as well as other devices intended for use in the breast.  As the BIA-ALCL risk continues to become more highly publicized, this could have a significant negative impact on demand for breast implants globally, including our Motiva Implants.
We do not produce the types of rough textured implants that have been involved in these reports. To date, no cases of BIA-ALCL have been reported in patients with Motiva Implants. Furthermore, there have been no reported cases of BIA-ALCL in patients with smooth implants with no history of previously having a textured device.  Future clinical studies or clinical experience may indicate that breast implants expose potentially genetically predisposed patients to greater risks of BIA-ALCL, which may reduce demand for silicone implants generally, expose us to product liability claims, as well as to class actions and other lawsuits. These impacts may occur in the absence of any specific linkage with our products. Moreover, if cases of BIA-ALCL or other complications are discovered in the future and/or are reported in patients with Motiva Implants, we could be subject to mandatory product recalls, suspension or withdrawal of our regulatory licensure for sale in one or more countries, and significant legal liability. Any of these may have an adverse effect on our business or operating results, or a negative impact on our share price.
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
Interference or derivation proceedings provoked by third parties or brought by the U.S. Patent and Trademark Office, or USPTO, or any other patent authority may be necessary to determine the priority of inventions or other matters of inventorship with respect to patents and patent applications. We may become involved in proceedings, including oppositions, interferences, derivation proceedings, inter partes reviews, patent nullification proceedings, or re-examinations, challenging our patent rights or the patent rights of others, and the outcome of any such proceedings are highly uncertain. An adverse determination in any such proceeding could reduce the scope of, or invalidate, important patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Our business also could be harmed if a prevailing party does not offer us a license on commercially reasonable terms, if any license is offered at all. Litigation or other proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. We may also become involved in disputes with others regarding the ownership of intellectual property rights. If we are unable to resolve these disputes, we could lose valuable intellectual property rights.
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
Our common shares have only recently become publicly traded, and we expect that the price of our common shares will likely be volatile. The securities markets in general, and the market for biotechnology and medical device companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Additionally, the lack of an active market may impair the value of our common shares, or your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. Although our common shares are listed on the Nasdaq Capital Market, if we fail to satisfy the continued listing standards, we could be de-listed, which would negatively impact the price of our common shares. The market price for our shares may be influenced by many factors, including the following:

•	our ability to successfully commercialize, and realize revenues from sales of, Motiva Implants;

▪	the success of competitive products or technologies;

▪	results of clinical studies of Motiva Implants or planned products or those of our competitors;

•	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our products;

•	introductions and announcements of new products by us, our commercialization partners, or our competitors, and the timing of these introductions or announcements;

•	actions taken by regulatory agencies with respect to our products, clinical studies, manufacturing processes or sales and marketing terms;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	the success of our efforts to acquire or in-license additional products or planned products;

•	developments concerning our collaborations, including but not limited to those with our sources of manufacturing supply and our commercialization partners;

•	developments concerning our ability to bring our manufacturing processes to scale in a cost-effective manner;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our products;

•	our ability or inability to raise additional capital and the terms on which we raise it;

•	the recruitment or departure of key personnel;

•	changes in the structure of health care payment systems;

•	negative shifts in the economy effecting the number of aesthetic breast procedures;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	actual or anticipated changes in earnings estimates or changes in securities analyst recommendations regarding our common shares, other comparable companies or our industry generally;

•	trading volume of our common shares;

•	sales of our common shares by us or our shareholders;

•	general economic, industry and market conditions; and

•	the other risks described in this “Risk Factors” section.
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
As of June 30, 2019, our executive officers, directors and shareholders who own more than 5% of our outstanding common shares, in the aggregate, assuming the exercise of all options held by such persons, beneficially owned shares representing approximately 39.6% of our common shares. As a result, if these shareholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our shareholders for approval, as well as our management and affairs. For example, these shareholders, if they choose to act together, will control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other shareholders may desire.
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
Recent Sales of Unregistered Securities
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. MINE SAFETY DISCLOSURES
None

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)     Exhibits.

Exhibits	Description	Incorporation by Reference
10.1‡	The First Amendment dated August 9, 2019 to the Exclusive Distribution Agreement by and between Registrant, Puregraft LLC and its parent, Bimini Technologies, LLC, dated September 7, 2016.
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

‡ Portions omitted pursuant to Item 601(b)(2) of Regulation S-K.
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

ESTABLISHMENT LABS HOLDINGS INC.

		By:	/s/ Juan José Chacón Quirós

Date:	August 13, 2019	By:	Juan José Chacón Quirós
		Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 13, 2019	By:	/s/ Renee M. Gaeta

		Name:	Renee M. Gaeta
		Title:	Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)