Form 10-Q
period 2019-09-30
ESTABLISHMENT LABS HOLDINGS INC.
filed 2019-11-12
CIK 1688757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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
The number of the registrant’s common shares outstanding as of November 12, 2019 was 20,600,513.

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

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash	$42,559	$52,639
Accounts receivable, net of allowance for doubtful accounts of $959 and $926	22,022	17,648
Inventory, net	26,387	24,845
Prepaid expenses and other current assets	6,968	4,303
Total current assets	97,936	99,435
Long-term assets:
Property and equipment, net of accumulated depreciation	16,650	12,913
Goodwill	465	465
Intangible assets, net of accumulated amortization	2,893	3,445
Other non-current assets	312	315
Total assets	$118,256	$116,573
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$9,383	$6,239
Accrued liabilities	9,866	6,125
Other liabilities, short term	1,097	4,083
Total current liabilities	20,346	16,447
Long-term liabilities:
Note payable, Madryn, net of debt discount and issuance costs	47,770	22,322
Madryn put option	3,281	4,768
Other liabilities, long term	3,055	3,551
Total liabilities	74,452	47,088
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common shares - zero par value, unlimited amount authorized; 20,983,139 and 20,672,025 shares issued at September 30, 2019 and December 31, 2018, respectively; 20,575,069 and 20,263,955 shares outstanding at September 30, 2019 and December 31, 2018, respectively	147,208	145,709
Additional paid-in-capital	19,998	15,156
Treasury shares, at cost, 408,070 shares held at September 30, 2019 and December 31, 2018	(2,854)	(2,854)
Accumulated deficit	(121,569)	(88,975)
Accumulated other comprehensive income	1,021	449
Total shareholders’ equity	43,804	69,485
Total liabilities and shareholders’ equity	$118,256	$116,573

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$22,854	$16,286	$65,316	$44,811
Cost of revenue	8,616	6,173	26,814	18,566
Gross profit	14,238	10,113	38,502	26,245
Operating expenses:
Sales, general and administrative	19,227	12,985	53,677	32,462
Research and development	3,776	3,174	11,361	9,026
Total operating expenses	23,003	16,159	65,038	41,488
Loss from operations	(8,765)	(6,046)	(26,536)	(15,243)
Interest income	3	5	13	9
Interest expense	(1,805)	(2,204)	(6,568)	(6,548)
Change in fair value of derivative instruments	235	11,420	2,843	15,945
Change in fair value of contingent consideration	205	(694)	567	(1,446)
Other income (expense), net	(2,340)	(1,274)	(2,526)	(3,238)
Income (loss) before income taxes	(12,467)	1,207	(32,207)	(10,521)
Benefit (provision) for income taxes	(308)	99	(387)	(63)
Net income (loss)	$(12,775)	$1,306	$(32,594)	$(10,584)

Basic net income (loss) per share	$(0.62)	$0.07	$(1.59)	$(0.66)
Diluted net income (loss) per share	$(0.62)	$0.06	$(1.59)	$(0.66)
Weighted average outstanding shares used for basic net income (loss) per share	20,620,828	19,152,995	20,478,603	16,146,675
Weighted average outstanding shares used for diluted net income (loss) per share	20,620,828	20,123,297	20,478,603	16,146,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$(12,775)	$1,306	$(32,594)	$(10,584)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	659	200	572	723
Other comprehensive gain (loss)	659	200	572	723
Comprehensive income (loss)	$(12,116)	$1,506	$(32,022)	$(9,861)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statement of Shareholders’ Equity
(Unaudited) (In thousands, except share data)

	Common Shares		Treasury Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2019	20,672,025	$145,709	(408,070)	$(2,854)	$15,156	$(88,975)	$449	$69,485
Issuance of shares in an asset acquisition	12,404	337	—	—	—	—	—	337
Stock option exercises	5,941	84	—	—	—	—	—	84
Warrant exercises	70,567	113	—	—	(57)	—	—	56
Share-based compensation	45,394	45	—	—	1,791	—	—	1,836
Shares withheld to cover income tax obligation upon vesting of restricted stock	(2,528)	(3)	—	—	(53)	—	—	(56)
Foreign currency translation gain (loss)	—	—	—	—	—	—	67	67
Net loss	—	—	—	—	—	(10,779)	—	(10,779)
Balance at March 31, 2019	20,803,803	146,285	(408,070)	(2,854)	16,837	(99,754)	516	61,030
Stock option exercises	22,289	92	—	—	—	—	—	92
Warrant exercises	16,754	16	—	—	(16)	—	—	—
Share-based compensation	41,024	41	—	—	1,853	—	—	1,894
Shares withheld to cover income tax obligation upon vesting of restricted stock	(1,451)	(1)	—	—	(34)	—	—	(35)
Foreign currency translation gain (loss)	—	—	—	—	—	—	(154)	(154)
Net loss	—	—	—	—	—	(9,040)	—	(9,040)
Balance at June 30, 2019	20,882,419	146,433	(408,070)	(2,854)	18,640	(108,794)	362	53,787
Issuance of common shares, post-IPO	33,333	630	—	—	—	—	—	630
Stock option exercises	24,820	102	—	—	—	—	—	102
Share-based compensation	44,547	45	—	—	1,399	—	—	1,444
Shares withheld to cover income tax obligation upon vesting of restricted stock	(1,980)	(2)	—	—	(41)	—	—	(43)
Foreign currency translation gain (loss)	—	—	—	—	—	—	659	659
Net loss	—	—	—	—	—	(12,775)	—	(12,775)
Balance at September 30, 2019	20,983,139	$147,208	(408,070)	$(2,854)	$19,998	$(121,569)	$1,021	$43,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statement of Shareholders’ Equity
(Unaudited) (In thousands, except share data)

	Common Shares		Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2018	—	$—	15,743,705	$41,267	(1,221,210)	$(6,465)	$27,986	$(67,877)	$76	$(5,013)
Issuance of ordinary shares	—	—	100,615	1,610	—	—	—	—	—	1,610
Stock option exercises	—	—	106,248	106	—	—	330	—	—	436
Share-based compensation	—	—	42,025	42	—	—	701	—	—	743
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	(6)	(6)
Net loss	—	—	—	—	—	—	—	(6,530)	—	(6,530)
Balance at March 31, 2018	—	—	15,992,593	43,025	(1,221,210)	(6,465)	29,017	(74,407)	70	(8,760)
Issuance of ordinary shares	—	—	910,559	14,570	—	—	(78)	—	—	14,492
Stock option exercises	—	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	55,232	55	—	—	1,415	—	—	1,470
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	529	529
Net loss	—	—	—	—	—	—	—	(5,360)	—	(5,360)
Balance at June 30, 2018	—	—	16,958,384	57,650	(1,221,210)	(6,465)	30,354	(79,767)	599	2,371
Issuance of common shares, IPO	4,272,568	70,055	—	—	—	—	—	—	—	70,055
Stock option Exercises	19,343	180	—	—	—	—	—	—	—	180
Warrant Exercises	31,474	121	—	—	—	—	—	—	—	121
Share-based compensation	—	—	70,466	71	—	—	2,683	—	—	2,754
Retirement of treasury shares	—	—	(813,140)	(813)	813,140	3,611	(2,798)	—	—	—
Conversion of ordinary shares to common shares	16,215,710	74,256	(16,215,710)	(56,908)	—	—	(17,348)	—	—	—
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	200	200
Net income	—	—	—	—	—	—	—	1,306	—	1,306
Balance at September 30, 2018	20,539,095	$144,612	—	$—	(408,070)	$(2,854)	$12,891	$(78,461)	$799	$76,987

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(32,594)	$(10,584)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,210	2,041
Provision for doubtful accounts	70	25
Provision for inventory obsolescence	(93)	—
Share-based compensation	5,174	4,966
Loss from disposal of property and equipment	75	76
Unrealized foreign currency (gain) loss, net	2,890	2,102
Change in fair value of derivative instruments	(2,843)	(15,945)
Change in fair value of contingent consideration	(567)	1,446
Amortization of debt discount	2,056	2,482
Changes in operating assets and liabilities:
Accounts receivable	(5,279)	(5,867)
Inventory	(2,007)	(3,346)
Prepaid expenses and other current assets	(2,949)	(3,811)
Other assets	(3)	(13)
Accounts payable	3,683	(2,460)
Accrued liabilities	3,964	3,674
Other liabilities	256	(191)
Net cash used in operating activities	(25,957)	(25,405)
Cash flows from investing activities:
Purchases of property and equipment	(5,623)	(1,259)
Cash used in asset acquisition	(767)	—
Cost incurred for intangible assets	(17)	(41)
Net cash used in investing activities	(6,407)	(1,300)
Cash flows from financing activities:
Borrowings under Madryn credit agreement, net of issuance costs	24,748	—
Repayments on related-party notes payable	—	(5,083)
Repayments on capital leases	(264)	(226)
Proceeds from issuance of ordinary shares, net of issuance costs	—	16,104
Proceeds from issuance of common shares, net of underwriters’ discount	—	71,523
Deferred equity issuance costs, IPO	—	(1,468)
Cash used to repurchase warrants	(2,261)	—
Proceeds from stock option exercises	278	616
Proceeds from warrant exercises	58	121
Tax payments related to shares withheld upon vesting of restricted stock	(135)	—
Net cash provided by financing activities	22,424	81,587
Effect of exchange rate changes on cash	(140)	(169)
Net (decrease)/increase in cash	(10,080)	54,713
Cash at beginning of period	52,639	10,864
Cash at end of period	$42,559	$65,577

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Supplemental disclosures:
Cash paid for interest	$4,192	$3,975
Cash paid for income taxes	$201	$89

Supplemental disclosures of non-cash investing and financing activities:
Unpaid balance for property and equipment	$540	$645
Assets acquired under capital leases	$69	$50
Issuance of common shares in partial settlement of contingent consideration	$630	$—
Equity consideration in an asset acquisition	$337	$—
Inventory acquired in an asset acquisition	$1,257	$—
Consideration payable related to asset acquisition	$1,234	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Formation and Business of the Company
Formation and Business of the Company
Establishment Labs Holdings Inc. and its wholly owned subsidiaries (collectively “the Company”, “we”, “us”, or “our”) is a global company that manufactures and markets innovative medical devices for aesthetic and reconstructive plastic surgery. The Company was established in the British Virgin Islands on October 9, 2013, at which time Establishment Labs, S.A., the Costa Rican manufacturing company, was reincorporated as a wholly-owned subsidiary. As of September 30, 2019, the Company also has wholly-owned subsidiaries in the United States (JAMM Technologies, Inc. and Motiva USA LLC), Brazil (Establishment Labs Produtos para Saude Ltda), Belgium (European Distribution Center Motiva BVBA), France (Motiva Implants France SAS), Sweden (Motiva Nordica AB), Switzerland (JEN-Vault AG), the United Kingdom (Motiva Implants UK Limited), Italy (Motiva Italy S.R.L), Spain (Motiva Implants Spain, S.L.), Austria (Motiva Austria GmbH) and Germany (Motiva Germany GmbH). Substantially all of the Company’s revenues are derived from the sale of silicone gel-filled breast implants, branded as Motiva Implants.
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
The Company is pursuing regulatory approval to commercialize its products in the United States. The Company received approval for an investigational device exemption, or IDE, from the FDA in March 2018 to initiate a clinical trial in the United States for its Motiva Implants and enrolled the first patient in the study in April 2018.
The Company has been expanding its global operations through a series of acquisitions and establishing wholly-owned subsidiaries. In November 2015, the Company purchased certain assets from Magna Equities I, LLC and established its wholly-owned subsidiary, JAMM Technologies, Inc., in the United States. In January 2016, the Company purchased a distribution company in Brazil to support the application to sell its products in Brazil. In March 2016, the Company purchased a storage and distribution company in Belgium to support its continued growth in Europe. In September 2016, the Company purchased a distribution company in France, and it also established a wholly-owned subsidiary in Switzerland. In November 2017, the Company acquired certain assets from Femiline AB and established its wholly-owned subsidiary in Sweden, Motiva Nordica AB. During 2018, the Company established wholly-owned subsidiaries in the United Kingdom and Italy and purchased certain assets from Menke Med GmbH, Motiva Matrix Spain SL and Belle Health Ltd. In 2019, the Company purchased certain assets from AFS Medical GMBH and established wholly-owned subsidiaries in Austria, Spain and Germany.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

reserve of 100,000 of the Company’s common shares for issuance.
2.    Summary of Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2019 as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s audited consolidated financial statements as of December 31, 2018 and 2017 and for the years then ended. Below are those policies with current period updates.
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
The condensed consolidated financial statements include the Company’s accounts and those of its wholly owned subsidiaries as of September 30, 2019 as follows:

Subsidiary	Incorporation/Acquisition Date
Establishment Labs, S.A. (Costa Rica)	January 18, 2004
Motiva USA, LLC (USA)	February 20, 2014
JAMM Technologies, Inc. (USA)	October 27, 2015
Establishment Labs Produtos par Saude Ltda (Brazil)	January 4, 2016
European Distribution Center Motiva BVBA (Belgium)	March 4, 2016
Motiva Implants France SAS (France)	September 12, 2016
JEN-Vault AG (Switzerland)	November 22, 2016
Motiva Nordica AB (Sweden)	November 2, 2017
Motiva Implants UK Limited (the United Kingdom)	July 31, 2018
Motiva Italy S.R.L (Italy)	July 31, 2018
Motiva Implants Spain, S.L. (Spain)	January 3, 2019
Motiva Austria GmbH (Austria)	January 14, 2019
Motiva Germany GmbH (Germany)	August 1, 2019

All intercompany accounts and transactions have been eliminated in consolidation.
Unaudited Interim Condensed Consolidated Financial Information
The accompanying interim condensed consolidated financial statements as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018, and the related interim information contained within the notes to the condensed consolidated financial statements, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to state fairly the Company’s financial position as of September 30, 2019, and the results of its operations and cash flows for the nine months ended September 30, 2019 and 2018. Such adjustments are of a normal and recurring nature. The

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

results for the nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full fiscal year 2019, or for any future period.
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
Geographic Concentrations
The Company derives all its revenues from sales to customers in Europe, the Middle East, Latin America, and Asia, and has not yet received approval to sell its products in the United States.
For the nine months ended September 30, 2019, Brazil accounted for 16.3% of consolidated revenue and no other individual country exceeded 10% of consolidated revenue, on a ship-to destination basis. For the nine months ended September 30, 2018, Brazil accounted for 15.8% of consolidated revenue, on a ship-to destination basis.
The Company’s long-lived assets located in Costa Rica represented the majority of the total long-lived assets as of September 30, 2019 and December 31, 2018.
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
Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and accounts receivable. The majority of the Company’s cash is held at two financial institutions in the United States. The Company has not experienced any losses to its deposits of cash.
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
During the nine months ended September 30, 2019 and 2018, no customers accounted for more than 10% of the Company’s revenue. Substantially all of the Company’s revenues are derived from the sale of Motiva Implants. One customer accounted for 14.0% and another customer accounted for 11.2% of the Company’s accounts receivable balance as of September 30, 2019. No customers accounted for more than 10% of the Company’s accounts receivable balance as of December 31, 2018.
The Company relies on NuSil Technology, LLC, or NuSil, as the sole supplier of medical-grade silicone used in Motiva Implants. During the nine months ended September 30, 2019 and 2018, the Company had purchases of $12.6 million, or 60.3% of total purchases, and $10.6 million, or 64.9% of total purchases, respectively, from

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NuSil. As of September 30, 2019 and December 31, 2018, we had an outstanding balance owed to this vendor of $2.1 million and $0.8 million, respectively.
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
Cash
The Company’s cash consists of cash maintained in checking and interest-bearing accounts. The Company accounts for financial instruments with original maturities of three months or less at the date of purchase as cash equivalents. The Company held no cash equivalents as of September 30, 2019 and December 31, 2018.
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
Inventory and Cost of Revenue
Inventory is stated at the lower of cost to purchase or manufacture the inventory or the net realizable value of such inventory. Cost is determined using the standard cost method which approximates actual costs using the first-in, first-out basis. The Company regularly reviews inventory quantities considering actual losses, projected future demand, and remaining shelf life to record a provision for excess and slow-moving inventory. An inventory allowance of $0.3 million and $0.2 million has been recorded as of September 30, 2019 and December 31, 2018, respectively.
The Company recognizes the cost of inventory transferred to the customer in cost of revenue when revenue is recognized.
Shipping and Handling Costs
Shipping and handling costs are expensed as incurred and are included in selling, general and administrative, or SG&A, expenses. For the three months ended September 30, 2019 and 2018, shipping and handling costs were $0.7 million and $0.6 million, respectively. For the nine months ended September 30, 2019 and 2018, shipping and handling costs were $2.1 million and $1.4 million, respectively.

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
Appropriate reserves are established for anticipated sales returns based on historical experience, recent gross sales and any notification of pending returns. The Company recognizes revenue when title to the product and risk of loss transfer to customers, provided there are no remaining performance obligations required of the Company or any written matters requiring customer acceptance. The Company allows for the return of product from direct customers in certain regions within fifteen days after the original sale and records estimated sales returns as a reduction of sales in the same period revenue is recognized. Sales return provisions are calculated based upon historical experience with actual returns. Actual sales returns in any future period are inherently uncertain and thus may differ from the estimates. If actual sales returns differ significantly from the estimates, an adjustment to revenue in the current or subsequent period is recorded. As of September 30, 2019 and December 31, 2018, an allowance of $45,000 and $52,000 was recorded for product returns.
A portion of the Company’s revenue is generated from the sale of consigned inventory maintained at physician, hospital, and clinic locations. For these products, revenue is recognized at the time the Company is notified by the consignee that the product has been implanted, not when the consigned products are delivered to the consignee’s warehouse.
For three and nine months ended September 30, 2019, revenue was generated in these primary geographic markets:

	Three months ended	Nine months ended
	September 30, 2019
	(in thousands)
Europe	$7,552	$26,239
Latin America	9,406	21,590
Asia-Pacific/Middle East	5,851	17,073
Other	45	414
	$22,854	$65,316

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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

of the agreement. To date, these warranty and program costs have been de minimis. The Company will continue to evaluate the warranty reserve policies for adequacy considering claims history.
Deferred revenue primarily consists of payments received in advance of meeting revenue recognition criteria. The Company has received payments from distributors to provide distribution exclusivity within a geographic area and recognizes deferred revenue on a ratable basis over the term of such contractual distribution relationship. Additionally, the Company has received payments from customers in direct markets prior to surgical implantation and recognizes deferred revenue at the time the Company is notified by the customer that the product has been implanted. For all arrangements, any revenue that has been deferred and is expected to be recognized beyond one year is classified as long-term deferred revenue and included in “Other liabilities, long term” on the condensed consolidated balance sheets (see Note 3).
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
During the year ended December 31, 2018, there was no impairment of goodwill or intangible assets based on the qualitative assessments performed by the Company. As of September 30, 2019, no triggering events have occurred which would indicate that the acquired intangible asset values may not be recoverable.
Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. There were no impairment charges, or changes in estimated useful lives recorded during the year ended December 31, 2018. As of September 30, 2019, no triggering events have occurred which would indicate that the acquired intangible asset values may not be recoverable.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

with the related tax authority. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. Significant judgment is required in the identification of uncertain tax positions and in the estimation of penalties and interest on uncertain tax positions.
There were no material uncertain tax positions in fiscal 2018 and for the nine months ended September 30, 2019.
Foreign Currency
The financial statements of the Company’s foreign subsidiaries whose functional currencies are the local currencies are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, stockholders’ equity at the historical rates of exchange, and income and expense amounts at the average exchange rate for the period. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in “Accumulated other comprehensive income (loss)” as equity in the condensed consolidated balance sheet. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses resulting from foreign currency transactions are included within “Other income (expense), net” in the condensed consolidated statement of operations. For the nine months ended September 30, 2019, foreign currency transaction loss amounted to $2.6 million as compared to a foreign currency transaction loss of $3.2 million for the nine months ended September 30, 2018.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

net loss per share is the same as basic net loss per share for periods where the Company reported a net loss because including the dilutive securities would be anti-dilutive.
Recent Accounting Standards
Periodically, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s consolidated financial statements upon adoption. Under the Jumpstart Our Business Startups Act of 2012, or JOBS Act, the Company meets the definition of an emerging growth company and has elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act. The Company will remain an emerging growth company until the earliest of (1) the last day of its first fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million of the prior June 30th and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
3.     Balance Sheet Accounts
Inventory, Net

	September 30, 2019	December 31, 2018

	(in thousands)
Raw materials	$4,160	$3,349
Work in process	1,306	1,244
Finished goods	20,921	20,252
	$26,387	$24,845

Property and Equipment, Net

	September 30, 2019	December 31, 2018

	(in thousands)
Machinery and equipment	$8,293	$7,145
Building improvements	6,443	—
Furniture and fixtures	2,930	2,536
Building	2,472	—
Leasehold improvements	2,046	8,062
Land	802	—
Vehicles	462	400
Total	23,448	18,143
Less: Accumulated depreciation and amortization	(6,798)	(5,230)
	$16,650	$12,913

For the three months ended September 30, 2019 and 2018, depreciation and amortization expense related to property and equipment was $0.6 million and $0.5 million, respectively. For the nine months ended September 30, 2019 and 2018, depreciation and amortization expense related to property and equipment was $1.9 million and $1.6 million, respectively.
The Company entered into capital leases relating to equipment and vehicles and recorded the fair value of the lease payments on the initial contract date and is amortizing the assets over the term of the leases. As of September 30, 2019 and December 31, 2018, the gross asset value for capital lease assets was $1.5 million and $1.4 million, respectively. Depreciation expense for assets under capital leases was $21,000 for the three months ended September 30, 2019 and 2018. Depreciation expense for assets under capital leases was $63,000 and $69,000 for the nine months ended September 30, 2019 and 2018, respectively.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
Accrued Liabilities
Accrued liabilities consisted of the following:

	September 30, 2019	December 31, 2018

	(in thousands)
Performance bonus	$1,569	$1,295
Payroll and related expenses	2,472	1,300
Bonus feature of stock option grants	3,600	1,763
Taxes	—	479
Commissions	502	487
Professional and legal services	167	122
Short-term minimum lease payments under capital leases	357	336
Warranty reserve	259	148
Advisory board and board of director related expenses	86	165
Other	854	30
	$9,866	$6,125

Other Liabilities, Short Term
Other liabilities, short-term consisted of the following:

	September 30, 2019	December 31, 2018

	(in thousands)
Repurchase of warrants	$—	$2,261
Contingent equity consideration (see Note 11)	—	914
Deferred revenue	719	908
Cash payable for asset acquisitions (see Note 11)	378	—
	$1,097	$4,083

In August 2017, the Company repurchased warrants for $4.7 million of which $2.3 million was still outstanding as of December 31, 2018. The outstanding amount was paid on July 25, 2019.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Other Liabilities, Long Term
Other liabilities, long-term consisted of the following:

	September 30, 2019	December 31, 2018

	(in thousands)
Contingent equity consideration (see Note 11)	$630	$914
Deferred revenue	1,265	1,186
Cash payable for asset acquisitions (see Note 11)	850	883
Other	310	568
	$3,055	$3,551

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
The Company’s goodwill and most intangibles at September 30, 2019 are the result of acquisitions of certain assets formerly owned by VeriTeQ Corporation in November 2015 and Femiline AB in November 2017, and business acquisitions of Establishment Labs Brasil Productos para Saude Ltda. in January 2016, European Distribution Center Motiva BVBA in March 2016 and Motiva Implants France in September 2016. Finite-lived intangibles are amortized over their estimated useful lives based on expected future benefit.
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
There were no changes in the carrying amount of goodwill during the nine months ended September 30, 2019:

	Balance as of January 1, 2019	Additions	Accumulated Impairment Losses	Balance as of September 30, 2019

	(in thousands)
Goodwill	$465	$—	$—	$465

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The carrying amounts of these intangible assets as of September 30, 2019 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives

	(in thousands)			(in years)
Patents and license rights	$1,686	$(718)	$968	7-12
Customer relationships	1,896	(753)	1,143	4-10
510(k) authorization	567	(147)	420	15
Developed technology	62	(39)	23	10
Capitalized software development costs	98	(98)	—	2
Other	75	(27)	48	2-5
Capitalized patents and license rights not yet amortized	291	—	291
	$4,675	$(1,782)	$2,893

The carrying amounts of intangible assets as of December 31, 2018 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives

	(in thousands)			(in years)
Patents and license rights	$1,669	$(564)	$1,105	7-12
Customer relationships	1,896	(381)	1,515	4-10
510(k) authorization	567	(118)	449	15
Developed technology	62	(34)	28	10
Capitalized software development costs	98	(98)	—	2
Other	75	(18)	57	2-5
Capitalized patents and license rights not yet amortized	291	—	291
	$4,658	$(1,213)	$3,445

For the three months ended September 30, 2019 and 2018, amortization expense related to intangible assets was $0.2 million and $0.2 million, respectively. For the nine months ended September 30, 2019 and 2018, amortization expense related to intangible assets was $0.6 million and $0.5 million, respectively. Non-product related amortization is recorded in SG&A while product related amortization is recorded in cost of revenue.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of September 30, 2019, the amortization expense related to identifiable intangible assets, with definite useful lives, in future periods is expected to be as follows:

Year Ending December 31,	(in thousands)
2019 (remaining)	$177
2020	714
2021	674
2022	345
2023	109
Thereafter	583
Total	$2,602

The Company evaluates the recoverability of goodwill and indefinite-lived intangible assets annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. As of September 30, 2019, no triggering events have occurred which would indicate that the acquired intangible asset values may not be recoverable.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy at period end:

	Fair Value Measurements at September 30, 2019
	Total	Level 1	Level 2	Level 3

	(in thousands)
Liabilities
Madryn put option liability	$3,281	$—	$—	$3,281
Acquisition-related contingent consideration	630	—	—	630
	$3,911	$—	$—	$3,911

	Fair Value Measurements at December 31, 2018
	Total	Level 1	Level 2	Level 3

	(in thousands)
Liabilities
Madryn put option liability	$4,768	$—	$—	$4,768
Acquisition-related contingent consideration	1,828	—	—	1,828
	$6,596	$—	$—	$6,596

The fair value measurement of derivatives and contingent consideration related to the business acquisition completed in fiscal 2017 is based on significant inputs not observed in the market and thus represents a Level 3 measurement.
In August 2017 the Company entered into a credit agreement, or the Madryn Credit Agreement, with Madryn Health Partners, LP, or Madryn, as administrative agent, and a syndicate of lenders (see Note 6). The Company determined that the Madryn Credit Agreement contained put options related to early redemption mandatory prepayment terms in case of change in control or an event of default and a call option related to voluntary repayment option. The Company allocated a fair value of $15.1 million for these identified embedded derivatives as a debt discount on the original commitment date. An additional $5.0 million debt discount was recorded on respective borrowing dates when the Company met the required milestones and borrowed an additional $10.0 million in the fourth quarter of fiscal 2017. The Company revalued the options as of each reporting period and recorded the change in the fair value in the consolidated statement of operations as other income or expense. The Company entered into an amendment to the Madryn Credit Agreement on June 17, 2019 and borrowed an additional $25.0 million on August 12, 2019 (see Note 6).
Valuation of the embedded derivatives is complex and requires interest rate simulation, estimating the resultant bond valuation and the resultant pay-off to the option holder. The Company estimated the fair value of the embedded redemption options using the probability-weighted Binomial Lattice Model which is based on generalized binomial option pricing formula. The Binomial Lattice Model allows for the possibility of exercise before the end of the option’s life and considers future interest rates, volatility and other data with regards to the Company’s credit rating and credit spread. The probability of a change in control occurring was determined to be 50% at September 30, 2019 and December 31, 2018.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company used the following assumptions to value Madryn derivatives:
Put Option Liability (Madryn)

	September 30, 2019	December 31, 2018
Interest rate volatility	21.1%	17.4%
Market yield rate	10.4%	13.0%
Term (in years)	6.00	4.5
Dividend yield	—%	—%

On November 17, 2017, the Company and Femiline AB and Johan Anderson, or the Seller, entered into an agreement to purchase certain assets from the Seller. The assets purchased included all existing inventory previously sold by the Company to the Seller, all customer relationships and a covenant not to compete. The aggregate purchase price for the assets purchased was 100,000 Class A Ordinary shares of the Company, contingently issuable upon achievement of specific milestones. Based on the valuation of the Company’s shares performed by a valuation specialist, the contingently issuable shares had an aggregate value of $1.0 million calculated as a product of contingently issuable shares and estimated fair value per share (see Note 11) on the date of the agreement. As of September 2019, the Company issued 66,666 shares to the Seller as the milestones for fiscal 2018 and 2019 were met. As of September 30, 2019, the fair value of the contingently issuable shares was determined using the closing price of the Company’s publicly traded shares.
As of September 30, 2019 and December 31, 2018, the short term and long term portions of contingent consideration liability were included in “Other liabilities, short term” and “Other liabilities, long term”, respectively.
The estimates are based, in part, on subjective assumptions and could differ materially in the future.
During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at fair value using Level 3 inputs. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the nine months ended September 30, 2019 or during the year ended December 31, 2018.
The fair value of the debt redemption feature liability includes the estimated volatility and risk-free rate.  The higher/lower the estimated volatility, the higher/lower the value of the debt redemption feature liability. The higher/lower the risk-free interest rate, the higher/lower the value of the debt conversion feature liability.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments as follows:

	Acquisition-related Contingent Consideration	Put Option Liability (Madryn)	Call Option Liability (Madryn)
Balance at December 31, 2017	$964	$20,302	$360
Change in fair value	1,446	(15,585)	(360)
Balance at September 30, 2018	$2,410	$4,717	$—

Balance at December 31, 2018	$1,828	$4,768	$—
Issuance of financial instruments	—	1,356	—
Change in fair value	(568)	(2,843)	—
Settlement	(630)	—	—
Balance at September 30, 2019	$630	$3,281	$—

6.    Debt
Madryn Debt
On August 24, 2017, the Company entered into a credit agreement, or the Madryn Credit Agreement, with Madryn Health Partners, LP, or Madryn, as administrative agent, and a syndicate of lenders. On June 17, 2019, the Madryn Credit Agreement was amended to lower the interest rate on the outstanding debt facilities, provide for $25.0 million of new term loan commitments, decrease the amount of the prepayment penalties, remove all principal payments and extend the maturity date and repayment from September 30, 2023 to September 30, 2025. The Madryn Credit Agreement, as amended, provides for a term loan in a maximum principal amount of $65.0 million, $30.0 million (Term A) of which became available upon signing and was subsequently borrowed by the Company.
Prior to amending the Madryn Credit Agreement on June 17, 2019, the Company’s ability to borrow the remaining term loans under the Madryn Credit Agreement was subject to the Company achieving certain revenue milestones. The Company met milestones sufficient to borrow and borrowed an additional $5.0 million (Term B-1) on October 31, 2017 and $5.0 million (Term B-2) on December 15, 2017, increasing the total outstanding principal balance to $40.0 million as of December 31, 2017.
Pursuant to the June 2019 amendment, the Company became eligible to borrow an additional $10.0 million (Term B-3) and $15.0 million (Term B-4) on or before September 30, 2019 and December 31, 2019, respectively. The Company borrowed the available funds under both tranches equal to $25.0 million on August 12, 2019, bringing up the total outstanding principal balance to $65.0 million as of September 30, 2019.
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
Prior to the effectiveness of the June 17, 2019 amendment, borrowings under the Madryn Credit Agreement bore interest at a rate equal to 3-month LIBOR plus 11.0% per annum. As of the amendment on June 17, 2019,

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

borrowings under the Madryn Credit Agreement bear interest at a rate equal to 3-month LIBOR plus 8.0% per annum provided that no default has occurred. In an event of a default, the interest would increase by an additional 4.0% per annum. The effective interest rate under the amended Madryn Credit Agreement is 18.4%, and the weighted average interest rate was approximately 12.7% at September 30, 2019. The Company incurred $4.5 million and $4.0 million in interest expense in connection with Madryn Credit Agreement during the nine months ended September 30, 2019 and in 2018, respectively, including $0.3 million of direct costs to amend the Madryn Credit Agreement in June 2019, which were expensed as interest expense. No principal payments are due on the term loans until the final maturity date on September 30, 2025.
The Company also determined that the Madryn Credit Agreement contained put options which are mandatory repayment provisions related to liquidity events or an event of default and a call option related to voluntary repayment option. The Company allocated a fair value of $15.1 million for these embedded derivatives as a debt discount on the original commitment date in August 2017. An additional $5.0 million and $1.6 million debt discount was recorded on respective borrowing dates when the Company met the required milestones and borrowed an additional $10.0 million in the fourth quarter of fiscal 2017 and August 2019. The Company revalues the embedded derivatives as of each reporting period and records the change in the fair value in the consolidated statement of operations as other income or expense (see Note 5). The Company also incurred legal expenses of $1.3 million in the third quarter of fiscal 2017 and $0.3 million in August 2019, which were recorded as a debt discount and are being amortized over the term of the Madryn Credit Agreement.
The Company recorded Madryn debt on the balance sheet as follows:

	September 30, 2019	December 31, 2018

	(in thousands)
Principal	$65,000	$40,000
Net unamortized debt discount and issuance costs	(17,230)	(17,678)
Net carrying value of Madryn debt	$47,770	$22,322

As of September 30, 2019, the Company is in compliance with all financial debt covenants.
7.     Commitments and Contingencies
Operating Leases
We lease certain facilities under various operating leases. Most of the lease agreements provide us with the option of renewing our leases at the end of the initial lease term, at fair market rates. In most cases, we expect that in the normal course of business, facility leases will be renewed or replaced by other leases.
For the three months ended September 30, 2019 and 2018, rent expense was $0.3 million and $0.3 million, respectively. For the nine months ended September 30, 2019 and 2018, rent expense was $0.9 million and $0.7 million, respectively.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Future minimum lease payments under the operating leases as of September 30, 2019 were as follows:

Years Ending December 31,	Operating Leases
(in thousands)
2019 (remaining)	$166
2020	603
2021	467
2022	405
2023	373
Thereafter	1,734
$3,748

Capital Leases
The Company entered into capital lease arrangements relating to software, equipment and vehicles. The lease periods are from one to seven years. The repayments are made monthly with an interest rates ranging from 4% to 7% per year.
Future minimum lease payments under these capital leases as of September 30, 2019 were as follows:

Years Ending December 31,	Capital Leases
(in thousands)
2019 (remaining)	$77
2020	258
2021	169
2022	36
540
Interest included in the above payments	(49)
Amount payable without interest	491
Short-term minimum capital lease payments (included in accrued liabilities)	357
Long-term minimum capital lease payments	$183

Contingencies
Periodically, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual or disclosure at September 30, 2019 and December 31, 2018 except for contingent liabilities related to asset acquisitions (see Note 11).
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
8.    Shareholders’ Equity
Under the Memorandum of Association and Articles of Association, or Articles, in effect as of September 30, 2019 and December 31, 2018, the Company had authorized an unlimited number of common shares with no par value.
As of September 30, 2019 and December 31, 2018, 20,983,139 and 20,672,025 shares, respectively, of common shares were issued and 20,575,069 and 20,263,955 shares, respectively, were outstanding.
During the nine months ended September 30, 2019, the Company issued common shares in connection with an exercise of outstanding warrants (see Note 9) and as consideration for certain assets acquired (see Note 11). The Company also granted stock options to employees and contractors (see Note 10).
The Company had reserved common shares for future issuances as follows:

	September 30, 2019	December 31, 2018
Warrants to purchase shares	5,500	104,826
Options to purchase shares	1,845,517	1,486,363
Remaining shares available under the 2018 Equity Incentive Plan	1,334,648	1,015,148
Shares issuable on vesting of restricted stock awards	179,233	314,123
Remaining shares available under the 2018 ESPP	287,000	100,000
Total	3,651,898	3,020,460

9.    Warrants
In March 2017, the Company issued warrants for the purchase of 145,000 Class B ordinary shares to parties related to Rockport Ventures, with a fixed exercise price of $3.80 per share.
During the nine months ended September 30, 2019, warrants to purchase 92,231 shares were net exercised to obtain 87,321 shares. As of September 30, 2019 and December 31, 2018, 5,500 and 104,826 warrants to purchase the Company’s common shares, respectively, were outstanding and exercisable:

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
During the periods presented, the Company recorded the following share-based compensation expense for stock options and restricted stock awards:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(in thousands)
Sales, general and administrative	$1,337	$1,409	$4,018	$1,995
Research and development	107	1,345	1,156	2,971
Total	$1,444	$2,754	$5,174	$4,966

Stock Options

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2018	1,486,363	$11.43	8.74	$23,778
Granted (weighted-average fair value of $13.57 per share)	439,000	24.39
Exercised	(53,050)	5.23
Forfeited/canceled	(26,796)	16.14
Balances at September 30, 2019	1,845,517	$14.63	8.24	$11,470

As of September 30, 2019, 705,475 options were vested and exercisable with weighted-average exercise price of $8.08 per share and a total aggregate intrinsic value of $7.9 million.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

During the nine months ended September 30, 2019, 53,050 options were exercised at a price of $5.23 per share. The intrinsic value of the options exercised during the nine months ended September 30, 2019 was $0.7 million. Upon the exercise of stock options, the Company issued new shares from its authorized shares.
At September 30, 2019, unrecognized compensation expense was $7.7 million related to stock options granted to employees and Board of Directors and $3.4 million related to stock options granted to consultants. The weighted-average period over which such compensation expense will be recognized is 2.5 years.
Stock Options Granted to Employees
Share-based compensation expense for employees is based on the grant date fair value. The Company recognizes compensation expense for all share-based awards ratably on a straight-line basis over the requisite service period of the awards, which is generally the vesting term of four years. During the nine months ended September 30, 2019 and 2018, the Company recognized $1.6 million and $0.6 million, respectively, of stock-based compensation expense for stock options granted to employees.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The fair value of stock options granted to employees was estimated using the following assumptions:

	Nine Months Ended September 30,
	2019	2018
Volatility	56%	56.0%-57.0%
Risk-free interest rate	1.9% - 2.6%	2.7% - 2.9%
Term (in years)	6.25	6.25
Dividend yield	0%	0%

Stock Options Granted to Non-Employees
Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned using an accelerated attribution method. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered. For the nine months ended September 30, 2019 and 2018, the Company recognized expense of $2.5 million and $2.7 million for stock options granted to consultants.
The fair value of stock options granted to consultants was estimated using the following assumptions during the following periods presented:

	Nine Months Ended September 30,
	2019	2018
Volatility	57%	58% - 59%
Risk-free interest rate	2.1%	2.8%-3.1%
Term (in years)	10	10
Dividend yield	—	—

Restricted Stock
Each vested RSA and RSU entitles the holder to be issued one common share. These awards vest according to a vesting schedule determined by the Compensation Committee of the Company’s Board of Directors, generally over a one to four year period.
The following table represents RSA activity for fiscal 2019:

	Restricted Stock Awards	Weighted- Average Grant Date Fair Value
Outstanding unvested at December 31, 2018	314,123	$8.57
Granted	—	—
Vested	(130,556)	7.24
Forfeited/canceled	(4,334)	9.63
Outstanding unvested at September 30, 2019	179,233	$12.18

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The fair value of restricted stock is the grant date market value of common shares. The Company recognizes share-based compensation expense related to restricted stock using a straight-line method over the vesting term of the awards. The fair value of RSAs that vested during the nine months ended September 30, 2019 and 2018, was $1.0 million and $1.6 million, which was calculated based on the market value of the Company’s common shares on the applicable date of vesting.
As of September 30, 2019, we had unrecognized share-based compensation cost of approximately $2.2 million associated with unvested restricted stock awards. This cost is expected to be recognized over a weighted-average period of approximately 1.8 years.
11.    Business Combinations and Asset Acquisitions
On November 17, 2017, the Company and Femiline AB and Johan Anderson, or the Seller, entered into an agreement to purchase certain assets from the Seller. The assets purchased included all existing inventory previously sold by the Company to the Seller, all customer relationships and a covenant not to compete. The aggregate purchase price for the assets purchased was 100,000 Class A Ordinary shares of the Company, contingently issuable upon achievement of specific milestones. Based on the valuation of the Company’s shares performed by a valuation specialist, the contingently issuable shares had an aggregate value of $1.0 million. The book value of the inventory at the time of the acquisition was approximately $0.7 million, which was revalued on the transaction date to be the estimated selling price less the cost to sell, which increased the fair value of the inventory to approximately $1.5 million. As of September 2019, the Company issued 66,666 shares to the Seller as the milestones for fiscal 2018 and 2019 were met.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of December 31, 2018, the consideration of $0.4 million to Novaform has not been paid and is included in “Accounts payable”. As of September 30, 2019, the consideration of $0.4 million to Novaform was paid and was no longer outstanding.
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

As of September 30, 2019, the Company has fully paid for the Austria asset acquisition.
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

Per the asset purchase agreement entered into with the German Seller, the German Seller is entitled to three milestone payments in the next three fiscal years following the year ended December 31, 2018. The German Seller will receive annual payments of €360,000 (approximately $392,000), €420,000 (approximately $458,000) or €480,000 (approximately $523,000) if the German Seller meets none, one, or both of the required milestones, respectively. Only the present value of the guaranteed minimum milestone payments of €360,000 per year for the next three years were included in the purchase price. Contingent consideration will be recognized when the contingency is deemed probable and reasonably estimable.
As of December 31, 2018, the Company has fully paid for the German asset acquisition excluding the milestone payments of $1.2 million. The Company determined that it is probable that the Germany seller will achieve both of the fiscal 2019 milestones and accrued an additional €120,000 (approximately $131,000) as of September 30, 2019.
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
The United Kingdom
On September 3, 2018, Motiva Implants UK Limited entered into an asset purchase agreement, effective October 1, 2018, with Belle Health LTD, or the U.K. Seller, to purchase certain assets from the U.K. Seller. The assets purchased included all existing inventory previously sold by the Company to the U.K Seller and all customer relationships and contracts. The aggregate purchase price for the assets purchased was the aggregate sum of book value of the inventory at the time of the transaction, a future cash payment of $100,000 to be paid 18 months after the effective date and 5,000 of the Company’s common shares.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

12.    Net Income (Loss) Per Share
The following table summarizes the computation of basic and diluted net loss per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(in thousands, except share and per share data)
Numerator:
Net income (loss)	$(12,775)	$1,306	$(32,594)	$(10,584)
Denominator:
Weighted average common shares used for basic earnings per share	20,620,828	19,152,995	20,478,603	16,146,675
Weighted average common shares used for diluted earnings per share	20,620,828	20,123,297	20,478,603	16,146,675

Earnings (loss) per share:
Basic	$(0.62)	$0.07	$(1.59)	$(0.66)
Diluted	$(0.62)	$0.06	$(1.59)	$(0.66)

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares outstanding for the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares and dilutive share equivalents outstanding for the period, determined using the treasury-share method and the as-if converted method, for convertible securities, if inclusion of these is dilutive.
If the Company reports a net loss, diluted net loss per share is the same as basic net loss per share for those periods because including the dilutive securities would be anti-dilutive.
The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares:

	Nine Months Ended September 30,
	2019	2018
Options to purchase common shares	1,696,957	1,460,863
Shares issuable on vesting of restricted stock awards	179,233	394,984
Warrants to purchase common shares	5,500	113,526
Total	1,881,690	1,969,373

13.    Related Party Transactions
During the nine months ended September 30, 2019 and 2018, the Company recorded revenue of $0.6 million and $0.6 million, respectively, for product sales to Herramientas Medicas, S.A., a distribution company owned by a family member of the Chief Executive Officer of the Company. Accounts receivable owed to the Company from this distribution company amounted to approximately $0.1 million and $0.2 million as of September 30, 2019 and December 31, 2018, respectively.
In May 2016, the Company entered into a scientific board advisory agreement with Dr. Manuel Enrique Chacón Quirós pursuant to which Dr. Chacón Quirós joined the Company’s Scientific Advisory Board, provides general

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

scientific advice, and serves as a clinical investigator, among other services. In exchange for these services, Dr. Chacón Quirós was granted options to purchase 20,580 shares, vesting over four years in equal annual installments, provided that he continues to provide these services at such times. In September 2016, the Company entered into a separate agreement whereby Dr. Chacón Quirós will maintain his clinic in Costa Rica as a MotivaImagine Excellence Center and will host and train physicians in the use of the Company products in relevant procedures, among other services, in exchange for cash reimbursement of up to $4,500 per day that such services are rendered. Dr. Chacón Quirós is the brother of our Chief Executive Officer, Juan José Chacón Quirós. During the nine months ended September 30, 2019 and 2018, the Company paid Dr. Chacón Quirós approximately $91,000 and $69,000, respectively, for services rendered.
During the nine months ended September 30, 2019 and 2018, the Company recorded revenue of approximately zero and $40,000 for product sales to Motiva Netherlands BV, a distribution and agency company owned by Erick Vogelanzeng, our Vice President of Sales, Europe. There were no accounts payable due to this distribution company at September 30, 2019 and December 31, 2018. As of July 8, 2019, Mr. Vogelanzeng transferred his ownership interest in Motiva Netherlands BV.
14.    Subsequent Events
Between October 1, 2019 and November 12, 2019, the Board of Directors approved grants of 57,000 shares of stock options under the 2018 Plan.

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
Overview
We are a medical technology company focused on improving patient safety and aesthetic outcomes, initially in the breast aesthetics and reconstruction market. Our line of silicone gel-filled breast implants, branded as Motiva Implants, is the centerpiece of our MotivaImagine medical technology platform. Post-market surveillance data, which was not generated in connection with the U.S. Food and Drug Administration, or FDA, PMA approval study and was self-collected rather than collected at mandatory follow-ups, and published third-party data indicates that Motiva Implants show low rates of adverse events (including rupture, capsular contracture, and safety related reoperations) that we believe compare favorably with those of our competitors. We believe the proprietary technologies that differentiate our Motiva Implants enable improved safety and aesthetic outcomes and have helped drive our revenue growth. Our MotivaImagine platform enables surgical techniques that we promote as Motiva designed surgeries. We have developed other complementary products and services on our MotivaImagine platform, which are aimed at further enhancing patient outcomes.
We have devoted a majority of our resources since inception to developing our Motiva Implants, which we began selling in October 2010. We have incurred net losses in each year since inception, and we have financed our operations primarily through equity financings and debt financings.
Our revenue for the nine months ended September 30, 2019 and 2018 was $65.3 million and $44.8 million, respectively, an increase of $20.5 million, or 45.8%. Net losses increased to $32.6 million for the nine months ended September 30, 2019 from $10.6 million for the nine months ended September 30, 2018. As of September 30, 2019, we had an accumulated deficit of $121.6 million.
Our cash balance as of September 30, 2019 was $42.6 million.
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
Components of Results of Operations
Revenue
We commenced sales of our Motiva Implants in October 2010 and these products have historically accounted for the majority of our revenues. Sales of our Motiva breast implants accounted for over 94% of our revenues for the nine months ended September 30, 2019, and we expect our revenues to continue to be driven primarily by sales of these products. We primarily derive revenue from sales of our Motiva Implants to two types of customers: (1) medical distributors and (2) direct sales to physicians, hospitals, and clinics.
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
We expect our R&D expenses to continue to increase in absolute dollars and as a percentage of revenue for the foreseeable future as we continue to advance our products under development, as well as initiate and prepare for additional clinical studies. We received an approval of an investigational device exemption, or IDE, from the FDA in March 2018 to initiate a clinical trial and enrolled the first patient during the first half of 2018. As of August 2019, we have completed all patient surgeries for the IDE aesthetic cohorts, which include primary augmentation and revision. We are continuing to enroll subjects in the remaining reconstruction cohorts. We plan to enroll 800 patients in the study across 40 sites in the United States, Germany and Sweden. The results of the study are expected to support a pre-market approval, or PMA, submission to the FDA. We estimate that total costs for this IDE clinical trial will be between $30.0 million and $40.0 million over ten years. We also have other products under development for which we may be required to conduct clinical trials in future periods in order to receive regulatory approval to market these products.
Interest Expense
Interest expense consists primarily of cash and non-cash interest related to outstanding debt and amortization of debt discounts. As of September 30, 2019, we had $65.0 million in outstanding principal and accrued interest.
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

Consolidated Results of Operations
The following tables set forth our results of operations for the periods presented, in dollars:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(unaudited) (in thousands)
Revenue	$22,854	$16,286	$65,316	$44,811
Cost of revenue	8,616	6,173	26,814	18,566
Gross profit	14,238	10,113	38,502	26,245
Operating expenses:
Sales, general and administrative	19,227	12,985	53,677	32,462
Research and development	3,776	3,174	11,361	9,026
Total operating expenses	23,003	16,159	65,038	41,488
Loss from operations	(8,765)	(6,046)	(26,536)	(15,243)
Interest expense	(1,805)	(2,204)	(6,568)	(6,548)
Change in fair value of derivative instruments	235	11,420	2,843	15,945
Other income (expense), net	(2,132)	(1,963)	(1,946)	(4,675)
Income (loss) before income taxes	(12,467)	1,207	(32,207)	(10,521)
Provision for income taxes	(308)	99	(387)	(63)
Net income (loss)	$(12,775)	$1,306	$(32,594)	$(10,584)

Comparison of Three Months Ended September 30, 2019 and 2018

	Three Months Ended September 30,
	2019	2018

	(unaudited) (in thousands)
Revenue	$22,854	$16,286
Cost of revenue	8,616	6,173
Gross profit	$14,238	$10,113
Gross margin	62.3%	62.1%

Revenue
Revenue increased $6.6 million, or 40.3%, to $22.9 million for the three months ended September 30, 2019 as compared to $16.3 million for the three months ended September 30, 2018. The increase was primarily due to increased sales of Motiva Implants, with the increase driven by greater market penetration in existing geographies and commencement of sales in new geographies including certain European direct markets.
Cost of Revenue and Gross Margin
Cost of revenue increased $2.4 million, or 39.6%, to $8.6 million for the three months ended September 30, 2019 compared to $6.2 million for the three months ended September 30, 2018. The increase was due to higher sales volume of Motiva Implants.
The gross margin increased to 62.3% for the three months ended September 30, 2019 as compared to 62.1% for the three months ended September 30, 2018, primarily due to the addition of direct market revenues with generally higher average selling prices partially offset by the increase in amortization related to the fair value of inventory recorded from our asset acquisitions from certain distributors in the fourth quarter of 2018. The amortization decreased our gross margins by 2.1% for the third quarter.
Operating Expenses

	Three Months Ended September 30,
	2019	2018

	(unaudited) (in thousands)
Operating expenses:
Sales, general and administrative	$19,227	$12,985
Research and development	3,776	3,174
Total operating expenses	$23,003	$16,159

Sales, General and Administrative Expense
SG&A expense increased $6.2 million, or 48.1%, to $19.2 million for the three months ended September 30, 2019, compared to $13.0 million for the three months ended September 30, 2018. The increase in SG&A was primarily due to $3.2 million increase in personnel and related costs as a result of the hiring of additional sales, marketing and administrative employees, $1.2 million increase in legal and consulting costs, $0.7 million increase in sales commissions and $0.7 million increase in marketing expense.
Research and Development Expense
R&D expense increased $0.6 million, or 19.0%, to $3.8 million for the three months ended September 30, 2019, compared to $3.2 million for the three months ended September 30, 2018. The increase in R&D expenses was primarily due to $0.9 million increase in expenditures related to our IDE clinical study in the United States, primarily consisting of fees to third parties to set-up and manage the clinical trial.

Interest Expense
Interest expense for the three months ended September 30, 2019 was $1.8 million as compared to $2.2 million for the three months ended September 30, 2018. The decrease was primarily due to a decrease in the contractual interest rate in the Madryn Credit Agreement, which was amended in June 2019.
Change in Fair Value of Derivative Instruments
Change in fair value of derivative instruments for the three months ended September 30, 2019 resulted in a gain of $0.2 million as compared to a gain of $11.4 million for the three months ended September 30, 2018. The change in fair value of derivative instruments was primarily due to changes in the fair value of Madryn derivatives embedded in the Madryn Credit Agreement we entered into in August 2017.
Provision for Income Taxes
Provision for income taxes increased $407,000, or 411.1%, to $308,000 for the three months ended September 30, 2019, compared to a benefit of $99,000 for the three months ended September 30, 2018. The change in the provision for income taxes is primarily due to increased pre-tax income in foreign jurisdictions.

Comparison of the Nine Months Ended September 30, 2019 and 2018

	Nine Months Ended September 30,
	2019	2018

	(unaudited) (in thousands)
Revenue	$65,316	$44,811
Cost of revenue	26,814	18,566
Gross profit	$38,502	$26,245
Gross margin	58.9%	58.6%

Revenue
Revenue increased $20.5 million, or 45.8%, to $65.3 million for the nine months ended September 30, 2019 as compared to $44.8 million for the nine months ended September 30, 2018. The increase was primarily due to increased sales of Motiva Implants, with the increase driven by greater market penetration in existing geographies and commencement of sales in new geographies including certain European direct markets. As of September 30, 2019, our sales organization included 93 employees and contractors as compared to 67 individuals at December 31, 2018.
Cost of Revenue and Gross Margin
Cost of revenue increased $8.2 million, or 44.4%, to $26.8 million for the nine months ended September 30, 2019 compared to $18.6 million for the nine months ended September 30, 2018. The increase was due to higher sales volume of Motiva Implants.
The gross margin increased to 58.9% for the nine months ended September 30, 2019 compared to 58.6% for the nine months ended September 30, 2018, primarily due to the addition of direct market revenues with generally higher average selling prices offset by the increase in amortization related to the fair value of inventory recorded from our asset acquisitions from certain distributors in the fourth quarter of 2018. The amortization decreased our gross margins by 4.9% year-to-date.
Operating Expenses

	Nine Months Ended September 30,
	2019	2018

	(unaudited) (in thousands)
Operating expenses:
Sales, general and administrative	$53,677	$32,462
Research and development	11,361	9,026
Total operating expenses	$65,038	$41,488

Sales, General and Administrative Expense
SG&A expense increased $21.2 million, or 65.4%, to $53.7 million for the nine months ended September 30, 2019, compared to $32.5 million for the nine months ended September 30, 2018. The increase in SG&A was primarily due to $9.2 million increase in personnel and related costs as a result of the hiring of additional sales, marketing and administrative employees, $4.7 million increase in sales and administrative consulting fees including stock compensation, $2.0 million increase in sales commissions, $1.8 million increase in marketing expenses, $0.8 million increase in insurance and $0.4 million increase in freight.
Research and Development Expense
R&D expense increased $2.3 million, or 25.9%, to $11.4 million for the nine months ended September 30, 2019, compared to $9.0 million for the nine months ended September 30, 2018. The increase in R&D expenses was primarily due to $1.4 million increase in R&D personnel costs and $0.8 million increase in expenditures related to the initiation of our IDE clinical study in the United States, primarily consisting of fees to third parties to set-up and manage the clinical trial.
Interest Expense
Interest expense remained consistent at $6.6 million for the nine months ended September 30, 2019 compared to $6.5 million for the nine months ended September 30, 2018.
Change in Fair Value of Derivative Instruments
Change in fair value of derivative instruments for the nine months ended September 30, 2019 resulted in a gain of $2.8 million as compared to a gain of $15.9 million for the nine months ended September 30, 2018. The change in fair value of derivative instruments was due to changes in the fair value of Madryn derivatives embedded in the Madryn Credit Agreement we entered into in August 2017.
Provision for Income Taxes
Provision for income taxes increased $324,000, or 514.3%, to $387,000 for the nine months ended September 30, 2019, compared to $63,000 for the nine months ended September 30, 2018. The change in the provision for income taxes is primarily due to increased pre-tax income in foreign jurisdictions.

Liquidity and Capital Resources
As of September 30, 2019, we had an accumulated deficit of $121.6 million. Since our inception, we have generated losses and expect to continue to generate losses in the intermediate term. We have financed our operations through a combination of private equity financings and debt financings, and from cash generated from operations, primarily from the collection of accounts receivable resulting from sales. Our historical cash outflows have primarily been associated with cash used for operating activities such as expansion of our sales and marketing and distributor infrastructure, investing in inventory, R&D activities, asset acquisitions, capital improvements and other working capital needs. As of September 30, 2019 and December 31, 2018, we had cash of $42.6 million and $52.6 million, respectively.
In July 2018, we received proceeds in the Company’s initial public offering, or IPO, of approximately $70.1 million, net of $5.4 million related to underwriting discounts and commissions and deferred offering costs of $1.5 million. During the nine months ended September 30, 2019, the Company received $0.3 million from the issuance of common shares and exercise of stock options and warrants. In addition, we borrowed the available funds under the amended Madryn Credit Agreement equal to $25.0 million on August 12, 2019.
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
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Nine Months Ended September 30,
	2019	2018
	(unaudited) (in thousands)
Net cash provided by (used in):
Operating activities	$(25,957)	$(25,405)
Investing activities	(6,407)	(1,300)
Financing activities	22,424	81,587
Effect of exchange rate changes on cash	(140)	(169)
Net (decrease) increase in cash	$(10,080)	$54,713

Net Cash Used in Operating Activities
Net cash used in operating activities of $26.0 million for the nine months ended September 30, 2019 was comprised of net loss of $32.6 million and $2.8 million change in fair value of financial instruments, partially offset by $2.2 million of non-cash depreciation expense, $5.2 million of share-based compensation expense, and $2.1 million of non-cash interest expense due to accretion of debt discounts, as well as changes in operating assets and liabilities of $2.3 million.
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
Net Cash Used in Investing Activities
Net cash used in investing activities of $6.4 million for the nine months ended September 30, 2019 primarily consisted of $5.6 million in purchases of property and equipment, including $3.2 million to purchase our manufacturing facility in Costa Rica and $0.8 million cash used in an asset acquisition.
Net cash used in investing activities of $1.3 million for the nine months ended September 30, 2018 primarily consisted of $1.3 million in purchases of property and equipment.
Net Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities of $22.4 million for the nine months ended September 30, 2019 primarily reflected $24.7 million in borrowing, net of debt issuance costs, under the Madryn Credit Agreement, $0.3 million in proceeds received for stock option exercises and $58,000 for warrant exercises, which were partially offset by $0.3 million in repayment on capital leases and a $0.1 million tax payment related to shares withheld upon vesting of restricted stock.
Net cash provided by financing activities of $81.5 million for the year ended December 31, 2018 primarily reflected $71.5 million in proceeds received from the issuance of common shares in the IPO, net of the underwriters’ discount, $16.1 million in proceeds received from the issuance of ordinary shares prior to the IPO, $0.6 million in proceeds received for stock option exercises and $0.1 million in proceeds received for warrant exercises, which was partially offset by $5.1 million repayment of related party notes payable, $1.5 million deferred equity issuance costs and $0.3 million in repayment on capital leases.
Indebtedness
Madryn Debt
On August 24, 2017, the Company entered into a credit agreement, or the Madryn Credit Agreement, with Madryn Health Partners, LP, or Madryn, as administrative agent, and a syndicate of lenders. On June 17, 2019, the Madryn Credit Agreement was amended to lower the interest rate on the outstanding debt facilities, provide for $25.0 million of new term loan commitments, decrease the amount of the prepayment penalties, remove all principal payments and extend the maturity date and repayment from September 30, 2023 to September 30, 2025. The Madryn Credit Agreement, as amended, provides for a term loan in a maximum principal amount of $65.0 million, $30.0 million (Term A) of which became available upon signing and was subsequently borrowed by the Company.
Prior to amending the Madryn Credit Agreement on June 17, 2019, the Company’s ability to borrow the remaining term loans under the Madryn Credit Agreement was subject to the Company achieving certain revenue milestones. The Company met milestones sufficient to borrow and borrowed an additional $5.0 million (Term B-1) on October 31, 2017 and $5.0 million (Term B-2) on December 15, 2017, increasing the total outstanding principal balance to $40.0 million as of December 31, 2017.
Pursuant to the June 2019 amendment, the Company became eligible to borrow an additional $10.0 million (Term B-3) and $15.0 million (Term B-4) on or before September 30, 2019 and December 31, 2019, respectively. The Company borrowed the available funds under both tranches equal to $25.0 million on August 12, 2019, bringing up the total outstanding principal balance to $65.0 million as of September 30, 2019.
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
The Company also determined that the Madryn Credit Agreement contained put options which are mandatory repayment provisions related to liquidity events or an event of default and a call option related to voluntary repayment option. The Company allocated a fair value of $15.1 million for these embedded derivatives as a debt discount on the original commitment date in August 2017. An additional $5.0 million and $1.6 million debt discount were recorded on respective borrowing dates when the Company met the required milestones and borrowed an additional $10.0 million in the fourth quarter of fiscal 2017 and August 2019. The Company revalues the embedded derivatives as of each reporting period and records the change in the fair value in the consolidated statement of operations as other income or expense (see Note 5). The Company also incurred legal expenses of $1.3 million in the third quarter of fiscal 2017 and $0.3 million in August 2019, which were recorded as a debt discount and are being amortized over the term of the Madryn Credit Agreement.
Contractual Obligations and Commitments
Our contractual obligations have not changed materially from those included in the Form 10-K filed with the SEC on March 20, 2019.
Off-Balance Sheet Arrangements
As of September 30, 2019 and December 31, 2018, we did not have any off-balance sheet arrangements.
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
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We had cash of $42.6 million and $52.6 million as of September 30, 2019 and December 31, 2018, respectively. We manage our cash portfolio for operating and working capital purposes. Our cash balances are held in bank checking accounts, and we believe that we do not have any material exposure to changes in the fair value of our cash portfolio as a result of changes in interest rates.
Foreign Currency Exchange Risk
To date, the majority of our revenue has been denominated in U.S. dollars and euros. Some of our operating expenses are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro and Brazilian real. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations. For the nine months ended September 30, 2019, foreign currency transaction loss amounted to $2.6 million primarily related to the remeasurement of transactions denominated in the U.S. dollar into the Brazilian real as part of the financial reporting consolidation process under GAAP. The Brazilian real has been experiencing a weakening since December 31, 2017 as compared to the U.S. dollar. We have not engaged in any foreign currency hedging activities. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in foreign currency exchange rates. During the year ended December 31, 2018, the effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts as of December 31, 2018 would have had an impact of approximately 8% on revenues and would have impacted our net loss by a commensurate amount.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are currently not a party to any material legal proceedings, but from time-to-time may become involved in legal proceedings arising in the ordinary course of our business activities.
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

•
designing commercially viable processes at a scale sufficient to meet anticipated demand at an adequate cost of manufacturing, and that are compliant with ISO 13485 Quality Management System requirements and/or good manufacturing practice, or GMP, requirements, as set forth in the FDA’s Quality System Regulation, Brazilian and other international regulations;

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
Although we launched Motiva Implants commercially in October 2010 and have sold over 926,000 units to date in various countries outside the United States, we do not have as much post-market surveillance data as our competitors and may not have clearly identified all possible or actual risks of our products. Furthermore, if our clinical trials do not produce patient data that compares favorably with breast implants that are already on the market, physicians and patients may opt to not use our products, and our business would suffer.

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
If we are unable to train plastic surgeons on the safe, effective and appropriate use of our products and designed surgeries, we may be unable to achieve our expected growth.
It is critical to the success of our commercialization efforts to train a sufficient number of plastic surgeons and provide them with adequate instructions in the appropriate use of our products and designed surgeries. This training process may take longer than expected and may therefore affect our ability to grow our business. Following completion of training, we rely on the trained plastic surgeons to advocate for our products and designed surgeries in the marketplace. Convincing plastic surgeons to dedicate the time and focus necessary for adequate training is challenging, and we cannot provide any assurances that we will be successful in these efforts. If plastic surgeons are not properly trained, they may misuse or ineffectively use our products or designed surgeries. This may also result in, among other things, unsatisfactory patient outcomes, patient injury, negative publicity or lawsuits against us, any of which could have an adverse effect on our business and reputation.
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
Our success in implementing our business strategy depends largely on the skills, experience and performance of key members of our executive management team and others in key management positions, including Juan José Chacón Quirós, our Chief Executive Officer, Salvador Dada, our Chief Operating Officer, Roberto de Mezerville, our Chief Technology Officer, and Renee M. Gaeta, our Chief Financial Officer. The collective efforts of each of these persons, and others working with them as a team, are critical as we continue to develop our tests and technologies and pursue our research and development and sales programs. As a result of the difficulty in locating qualified new management, the loss or incapacity of existing members of our executive management team could adversely affect our operations. If we were to lose one or more of these key employees, we could experience difficulties in finding qualified successors, competing effectively, developing our technologies and implementing our business strategy. We do not have “key person” life insurance on our senior executives, and the loss of any of the key members of our team would have a negative impact to our business and financial results.
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
Our products are commercially available in 80 countries, and we operate subsidiaries in the United States, Costa Rica, Brazil, and several European countries. Our business strategy contemplates continued international expansion, including partnering with medical device distributors, and introducing Motiva Implants and other planned products outside the United States. The sale and shipment of our products internationally, as well as the purchase of components from international sources, subjects us to potential trade, import and export, and customs regulations and laws.
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
Risks Related to the Operation of Our Business
Various factors outside our direct control, including the reliance on single-source suppliers, may adversely affect manufacturing and supply of our Motiva Implants and other products.
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
As of September 30, 2019, we had 596 employees. Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of manufacturing, regulatory affairs, clinical and sales and marketing. We also intend to continue to improve our operational, financial and management controls, reporting systems and procedures, which may require additional personnel. Such growth could place a strain on our administrative and operational infrastructure, and/or our managerial abilities, and we may not be able to make improvements to our management information and control systems in an efficient or timely manner. We may discover deficiencies in existing systems and controls.
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
We have incurred net operating losses since our inception, and we continue to incur significant research and development and general and administrative expenses related to our operations. We do not expect to be profitable in 2019, and in future years we expect to incur significant research and development expenses related to, among other things, the IDE clinical study of Motiva Implants in the United States. Investment in medical device product development, particularly clinical studies, is highly speculative. It entails substantial upfront capital expenditures and significant risk that any potential planned product will fail to demonstrate adequate accuracy or clinical utility. We may not be profitable for some time. As of September 30, 2019, we had an accumulated deficit of $121.6 million.
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

•	it may not be able to supply sufficient quantities of each raw material quickly enough for us to respond to rapid increases in demand;

•	it may unintentionally convey information to our competitors that is helpful in understanding our proprietary compositions and other trade secrets of our manufacturing processes;

•	we may be subject to price fluctuations if we fail to meet certain minimum order requirements, or if our existing contract expires or is renegotiated;

•	it may lose access to critical services and components, resulting in interruption in manufacture or shipment of medical-grade silicone;

•	its facilities may be affected by earthquakes, wildfires, mud slides or other natural disasters, which could delay or impede production of our raw materials;

•	we may be required to obtain regulatory approvals related to any change in our supply chain;

•	NuSil may wish to discontinue supply of products to us due to its existing relationships with our competitors;

•	NuSil may stop supply and claim ownership of intellectual property on materials associated with future products; and

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
The silicone breast implant industry has been the focus of significant regulatory and media scrutiny. Silicone breast implants were removed from the U.S. marketplace for a period in the 1990s and 2000s related to safety concerns. Certain patient advocacy groups exist to publicize real and perceived health risks associated with silicone breast implants and plastic surgery generally. Recently, some breast implant patients have begun to self-identify and report various symptoms that they believe are related to their breast implants; they refer to these symptoms as Breast Implant Illness, or BII, but BII is not an official medical diagnosis. Additionally, the activities of legislative bodies, regulatory agencies, physician organizations, and other groups may lead to publicity around the real and perceived risks to patients from silicone implants. Any of these could reduce patient demand for our products, or could, even in the absence of a change in demand, negatively impact our share price. In addition, activity of this type could result in an increase in the number or size of product liability claims, which would adversely affect our business, financial results, and/or the price of our shares.
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

On February 6, 2019, the FDA further reported that as of September 2018, the agency had received a total of 660 total medical device reports regarding BIA-ALCL cases since 2010. Of the 660 reports, the FDA’s analysis suggested that there are 457 unique cases of BIA-ALCL, including nine patient deaths.  Additionally, on February 12, 2019, Health Canada confirmed that as of January 1, 2019, it had received reports of 22 confirmed and 22 suspected Canadian cases of BIA-ALCL and that it would be updating its safety review of BIA-ALCL in Spring 2019. In April 2019, the Agence Nationale de Securite du Medicament et des Produits de Sante, or ANSM, the regulatory authority in France, announced that 59 cases of BIA-ALCL had been reported in France since 2011 and banned several types of macrotextured and polyurethane implants linked to BIA-ALCL.  Between February and September 2019, authorities from Australia, Colombia, Canada, South Korea and Singapore announced similar bans.
In July 2019, the FDA requested that Allergan plc recall its Biocell® textured implants in the U.S. market and Allergan subsequently announced the global recall of its Biocell® textured breast implants and tissue expanders.  In the FDA announcement, it noted that it had reviewed 573 unique cases globally of BIA-ALCL, including 33 patient deaths, of which 12 of the 13 known deaths were attributed to Biocell® implants.  The FDA further noted that it will continue to monitor the incidence of BIA-ALCL across other textured and smooth breast implants and tissue expanders as well as other devices intended for use in the breast. The FDA subsequently identified the recall as a Class I recall in September 2019 and stated that use of the recalled devices may cause serious injuries and death. As the BIA-ALCL risk continues to become more highly publicized, this could have a significant negative impact on demand for breast implants globally, including our Motiva Implants. Most recently in October 2019, the FDA announced plans to require inclusion of additional information for patients on the labeling for breast implants.
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
The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of medical devices are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, where regulations differ from country to country. Our products are registered to be sold in 80 countries, but we are not permitted to market our planned products in the United States until we receive the requisite approval or clearance from the FDA. We have not submitted an application or received marketing approval for Motiva Implants or any planned products in the United States. Obtaining PMA approval for sale for a medical device from the FDA can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA and other applicable U.S. and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions, including the following:

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

The actions we have taken are subject to continued review, supported by confirmation and testing by management as well as audit committee oversight. While we have implemented a plan to remediate these material weaknesses, we cannot assure you that we will be able to remediate them, which could impair our ability to accurately and timely report our consolidated financial position, results of operations, or cash flows. Our failure to remediate the material weaknesses identified above or the identification and remediation of additional material weaknesses in the future, could adversely affect our ability to report financial information, including our filing of quarterly or annual reports with the SEC on a timely and accurate basis. Moreover, our failure to remediate the material weakness identified above or the identification of additional material weaknesses, could prohibit us from producing timely and accurate consolidated financial statements, which may adversely affect our share price and we may be unable to maintain compliance with Nasdaq listing requirements.
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
As of September 30, 2019, our executive officers, directors and shareholders who own more than 5% of our outstanding common shares, in the aggregate, assuming the exercise of all options held by such persons, beneficially owned shares representing approximately 46.5% of our common shares. As a result, if these shareholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our shareholders for approval, as well as our management and affairs. For example, these shareholders, if they choose to act together, will control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other shareholders may desire.
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
We currently intend to retain all our future earnings, if any, to finance the growth and development of our business. In addition, the terms of existing or any future debt agreements may preclude us from paying dividends. For example, our credit agreement and guaranty with Madryn restricts our ability to pay dividends. As a result, capital appreciation, if any, of our common shares will be our shareholders’ sole source of gain for the foreseeable future.
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

ESTABLISHMENT LABS HOLDINGS INC.

		By:	/s/ Juan José Chacón Quirós

Date:	November 12, 2019	By:	Juan José Chacón Quirós
		Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 12, 2019	By:	/s/ Renee M. Gaeta

		Name:	Renee M. Gaeta
		Title:	Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)