Form 10-K
period 2019-12-31
ESTABLISHMENT LABS HOLDINGS INC.
filed 2020-03-16
CIK 1688757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging growth company	☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐   No  ☑
The aggregate market value of the common stock held by non-affiliates of the registrant on June 28, 2019 was approximately $299,678,686. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose. The registrant has no non-voting equity.
As of March 13, 2020, the number of the registrant’s common shares outstanding was 23,326,060.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to its 2020 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2020 Proxy Statement will be filed with the U.S. Securities Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

PART I
ITEM 1. BUSINESS
Overview
We are a medical technology company focused on improving patient safety and aesthetic outcomes, initially in the breast aesthetics and reconstruction market. We initially incorporated in Costa Rica in 2004 and subsequently reorganized under a parent holding company in the British Virgin Islands in 2013.
Our line of silicone gel-filled breast implants, branded as Motiva Implants, is the centerpiece of our MotivaImagine medical technology platform. Our post-market surveillance data (which was not generated in connection with a United States Food and Drug Administration, or FDA, pre-market approval, or PMA, study, but was self collected rather than collected at mandatory follow-ups), and published third-party data indicates that Motiva Implants show low rates of adverse events (including rupture, capsular contracture, and safety related reoperations) that we believe compare favorably with those of our competitors. We believe the proprietary technologies that differentiate our Motiva Implants enable improved safety and aesthetic outcomes and drive our revenue growth. Our MotivaImagine platform enables surgical techniques that we promote as Motiva designed surgeries. We have developed other complementary products and services on our MotivaImagine platform, which are aimed at further enhancing patient outcomes.
Since launching Motiva Implants in October 2010, the majority of our revenue has been generated from sales of our Motiva Implants in cash pay, non-reimbursable, breast augmentation procedures. To date, our Motiva Implants are registered to be sold in more than 80 countries outside of the United States. We currently sell our products via exclusive distributors or our direct sales force (which accounted for approximately 45% of our revenue in 2019) and have introduced four generations of Motiva Implants. We currently commercialize four product families (Round, Ergonomix Round, Ergonomix Oval and Anatomical TrueFixation) that incorporate first of-its-kind safety features including: (i) SmoothSilk / SilkSurface (an optimized biocompatible nanosurface that promotes reduction in capsular contracture), (ii) Q Inside RFID technology (a non-invasive, readable serial number that enhances product safety and patient peace of mind), (iii) BlueSeal visual barrier layer (a proprietary indicator that allows for verification of complete barrier layer presence) and (iv) TrueMonobloc gel-shell-patch configuration (a highly durable, easy-to-insert performance shell that allows for smaller incisions and smaller scars).
In March 2018, we received approval of an investigational device exemption, or IDE, from the FDA to initiate our Motiva Implants clinical trial in the United States and the first patient in the study was enrolled in April 2018. In March 2019, we filed our first annual report with the FDA, and our IDE study-defined enrollment targets for the aesthetic cohorts, which include primary augmentation and revision, have been reached with a total of 450 and 100 subjects, respectively. In August 2019, we announced that we were implementing a bifurcated regulatory strategy in the United States, designed to allow us to initiate rolling submission of data in a PMA from the primary augmentation and revision augmentation cohorts to the FDA beginning in the first quarter of 2021, to be supplemented by data from the reconstruction cohorts. We are continuing to enroll subjects in the remaining reconstruction cohorts and plan to enroll a total of 800 patients in the study across 40 sites in the United States, Germany, and Sweden.
We have assembled a broad portfolio of intellectual property related to our medical device and aesthetics products. We believe our intellectual property, combined with proprietary manufacturing processes and our regulatory approvals, provides us with a strong market position. As of December 31, 2019, we own or have rights to seven issued and 15 pending patents in the United States related to various aspects of our Motiva implants (such as implant barrier layers, surface texture technology, minimally invasive implant delivery systems, and our QInside Safety Technology radio frequency identification devices). In addition, we own or have rights to four issued and 56 pending foreign applications and six pending Patent Cooperation Treaty, or PCT, applications. We intend to continue to expand our intellectual property portfolio and, combined with our Motiva Implants’ favorable safety profile, obtain FDA approval and drive Motiva’s adoption in the United States, which represents the largest breast surgery market globally.
Our revenue for the years ended December 31, 2019 and 2018 was $89.6 million and $61.2 million, respectively, an increase of $28.4 million, or 46.3%. Net losses increased to $38.2 million for the year ended December 31, 2019 from $21.1 million for the year ended December 31, 2018. As of December 31, 2019, we had an accumulated deficit of $127.1 million.

Our Market
Breast augmentation surgery remains the leading aesthetic surgical procedure by number of procedures globally. Approximately 1.86 million breast augmentations were performed worldwide in 2018, according to International Society of Aesthetic Plastic Surgery, or ISAPS. In addition, according to Markets and Markets’ Medical Aesthetics Market - Forecast to 2021 report of November 2016, the global breast implant market was estimated at approximately $1.15 billion in 2016 and is expected to grow at a compound annual growth rate of approximately 8.5% through 2021. The following table lists the top markets by country for total breast augmentations in 2018 according to ISAPS.

Total Breast Augmentation Procedures
Rank *	Country	Procedures	Percentage of World-Wide Total
1	United States	321,362	17.6%
2	Brazil	275,283	15.1%
3	Mexico	70,165	3.8%
4	Germany	65,876	3.6%
5	Italy	64,976	3.6%
6	Argentina	51,081	2.8%
7	Colombia	42,774	2.3%
8	India	31,602	1.7%
9	Australia	17,553	1.0%
10	Thailand	17,048	0.9%
* Rankings are based solely on those countries from which a sufficient survey response was received and data was considered to be representative.
Traditional Breast Implants and Their Limitations
Despite the global demand for breast augmentation procedures, there has been relatively little innovation since the 1990s. In 1992, due to emerging safety concerns, the FDA placed a moratorium on sales of silicone breast implants in the United States that was lifted in 2006. This, combined with the ongoing FDA requirement for a PMA on all new breast implants, has discouraged breast implant innovation over the past 30 years. Current products have relatively high adverse event rates, and we believe many do not mimic natural breast tissue. The table below contains selected adverse event information from published data from their 10-year prospective clinical trials conducted by the only three companies currently approved to market silicone breast implants in the United States.
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

▪
Extensive suite of complementary products and services. Our MotivaImagine product portfolio includes innovative products such as Divina 3D surgical simulation systems, Puregraft autologous fat grafting systems, and other surgical tools. We believe our designed surgical procedures, such as MotivaHybrid, Motiva MinimalScar and Motiva MIA, will address key unmet needs for both the physician and the patient.

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

▪
Dynamic worldwide sales platform. We sell our products both through exclusive arrangements with leading local distributors who have strong local surgeon relationships and our direct sales force in key markets such as Brazil and certain countries in Europe. Using this market-specific approach, we have built an effective and efficient worldwide sales platform.

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

▪
Launch Motiva Implants in additional markets outside the United States. We expect that continued geographic expansion will be a key driver of growth in the near term. In recent years, we started sales through distributors in Australia, Israel, Peru, Russia, Saudi Arabia, Taiwan, Thailand and South Korea, as well as starting direct sales in Brazil, the second largest market for breast augmentations. Expansion into China is expected as early as 2021.

▪
Obtain FDA approval and enter the U.S. market. We are conducting our IDE clinical trial in the United States, with the goal of obtaining approval from the FDA for a premarket application and commercializing our Motiva Implants in the United States. All surgeries have been completed in the aesthetics cohorts. We are continuing to enroll subjects in the remaining reconstruction cohorts and plan to enroll a total of 800 patients in the study across 40 sites in the United States, Germany, and Sweden.

▪
Optimize patient conversion through sales and marketing programs. We employ a multi-faceted marketing strategy that includes social media engagement, conference presence, online advertising and patient and physician education at our MotivaImagine Centers. This approach enables us to engage with and educate patients on the Motiva brand and the benefits of our products, as well as increase clinical efficiency for our physician collaborators. In the future, we expect our social media and MotivaImagine Centers to have important strategic synergies with our designed surgeries, which are promoted globally.

▪
Seek out and pursue strategic acquisitions. We intend to seek out other innovative products, services and procedures that satisfy unmet needs in the aesthetics space and complement our existing product portfolio, and we believe this can be additive to future revenue growth. We have purchased distributor networks in strategic markets and may acquire other third-party sales organizations in the future. While we have no specific acquisitions or planned licensing agreements currently ongoing, we may engage in these, or other strategic transactions, with the goal of augmenting our existing product portfolio and global footprint.

▪
Continue a high level of engagement with key opinion leaders. We promote Motiva Implants, in part, via an extensive and robust calendar of physician education events led by key opinion leaders in the field of aesthetic surgery. In 2019, we conducted 244 events through our MotivaEDGE educational platform. We also collaborate actively with respected and influential key opinion leader surgeons to identify and develop new clinical applications for our existing products, as well as new product and strategic opportunities.

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

▪
Self-contained purification process preserves sterility

▪
MotivaHybrid: can be used in conjunction with Motiva Implants

▪
We are the exclusive distributor outside of the United States and Canada

Sales Territories	Over 80 countries outside the United States
Motiva Implants
We launched Motiva Implants commercially in October 2010, and to date we have sold over one million units in various countries outside the United States. Motiva Implants incorporate a number of proprietary features that we believe contribute to Motiva Implants’ favorable safety profile as well as a natural appearance and feel. Our latest generation of Motiva Implants utilize our proprietary Ergonomix design, a round base implant that responds to gravity by shifting its maximum point of projection, offering the projection of a shaped implant without the malpositioning and rotation issues frequently associated with shaped implants. Furthermore, our ProgressiveGel family of silicone gel rheologies consists of four highly purified biocompatible gels with specific visco-elastic properties that we believe enables Motiva Implants to respond to the patient’s motion in ways that more closely mimic the appearance, feel and movement of natural breast tissue. Our catalog includes over 1,000 product variations, with round, oval and anatomical shapes, two different surfaces and volumes ranging from 105cc to 1,050cc, making it a wider range of options than those offered by our major competitors.
SilkSurface/SmoothSilk
The International Standard Organization, through the new April 2018 standard (ISO 14607:2018), created a classification of implant surface textures according to roughness. This standard includes an objective way of defining the difference between smooth, micro and macro surfaces based on roughness average. The topology of SilkSurface/SmoothSilk is characterized under the smooth category, having a low roughness value of 3.09 microns with thousands of contact features per square centimeter.
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

Smooth
0 - 10 µm
Microtextured
10 - 50 µm
Macrotextured
50+ µm
Average Roughness µm (±SD)
100
90
80
70
60
50
40
30
20
10
0
0.66
3.09
16.71
30.54
40.12
46.44
88.22
Allergan™ Smooth
Motiva Implants® SmoothSilk®/ SilkSurface®
Motiva Implants® VelvetSurface®
Mentor® Siltex™
Silimed™ Texured
Allergan™ Microcell®
Allergan™ BIOCELL®
SmoothSilk®/SilkSurface® is classified as smooth

ProgressiveGel Family
The proprietary silicone chemistries that comprise our ProgressiveGel family allow for a high degree of cohesiveness and strength but add characteristics such as softness and high ductility that enable movement dynamics more like that of natural breast tissue. We believe that the cohesive properties reduce the likelihood of silicone gel leakage in the event of a rupture in the shell. The strength of the gel is believed to contribute to a reduced frequency of gel fracture, a condition which leads to deformed implant shape and stress on the implant’s shell. While other manufacturers have claimed a “high strength” gel, ours combines a notably high elasticity (the ability to stretch without permanent deformation) with low viscosity, both of which reduce the susceptibility of the implants to rupture while improving their tactile feel and movement dynamics. Additionally, the improved adhesion of the gel to the shell structure avoids the appearance of separation spots, an aesthetic defect commonly seen in competitor products.
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

TrueMonobloc
Our TrueMonobloc technology, which is incorporated into all generations of Motiva Implants currently sold, combines proprietary chemistry with our proprietary manufacturing techniques to create a shell, gel and other components that are tightly bound to one another. This results in an implant that is more homogeneously elastic and resistant to separation of the gel from the shell, addressing one type of implant failure that can lead to shell ruptures and silicone leaks. This also enables Motiva Implants to be stretched and squeezed to a more significant degree, which we believe currently enables breast augmentation through incision sizes smaller than one inch, compared with the published industry norm of approximately two inches. A surgical technique that we are developing, which we call Motiva Minimally Invasive Augmentation, or Motiva MIA, would utilize a next-generation implant to take advantage of these physical properties to enable a less-invasive procedure for the patient. The implants associated with Motiva MIA have been developed and were submitted for the CE marking process in 2018. Instruments and special devices for the Motiva MIA procedure are currently being prototyped and tested and will require regulatory approval prior to commercialization. The following image shows that TrueMonobloc enables significant manipulation of a Motiva Implant without separation of gel from shell.
QInside Safety Technology RFID Technology
We offer the QInside Safety Technology as an optional feature in our Motiva Implants. QInside Safety Technology provides a Radio-Frequency Identification Device, or RFID, microtransponder, specially manufactured and encapsulated for implantation in the human body, that is embedded in the gel of a Motiva Implant. The microtransponder contains only a unique 15-digit code that identifies the product and does not contain any patient information. This microtransponder can be read with a simple pass from our non-invasive and inexpensive reading device, the QInside Safety Technology Reader, and the serial number corresponds with related information in our MotivaImagine database such as implant type, size and other characteristics. Patients can create a secure account, register the products and include applicable patient information either through the MotivaImagine application or our website, to access their implant information. Surgeons can access that implant-related information through our Motiva Implants website, but they can only view patient-specific information of patients that have been linked to them after the patient or the surgeon creates a secure account, registers the products and provides patient information. The MotivaImagine application and Motiva Implants website also allow the patient to access the implant warranty information. This traceability is intended to give patients comfort that any future recalls can be positively identified as applying, or not applying, to that patient’s particular implant. This addresses a key concern that often discourages women who are otherwise interested in implants from making the choice to move forward with the surgery. Motiva Implants are currently the only breast implants on the international market with QInside Safety Technology; however, we believe there is an opportunity to sell these microtransponders to other medical device companies in the space.
Each implant’s unique electronic serial number is encoded into the RFID circuitry as part of a three-point authentication system: the microtransponder, the reader and the database. This authentication system prevents unauthorized access to any personal information of the patient and is compliant with FDA regulations.
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
In September 2016, we became the exclusive distributors, outside the United States and Canada, of the Puregraft line of products for autologous adipose tissue harvesting and redistribution. Puregraft LLC currently sells its products in the United States and Canada directly or through other distribution channels. These devices are CE Marked for sale outside the United States and Canada and hold a 510(k) clearance for sale in the United States. In August 2019, we amended our exclusive distribution agreement with Puregraft LLC to extend the term of the agreement to December 31, 2020 and update the pricing and purchase commitment volumes.
These procedures require a cannula for tissue extraction and reinsertion, and we also sell a special cannula for this purpose. This cannula is differentiated by its proprietary rounded shape and low-friction coating, which are aimed at reducing trauma to the patient or implant during the procedure.
MotivaImagine Centers
We utilize our MotivaImagine Center initiative, which are collaborations with plastic surgery clinics whereby we provide them with access to our technologies and the ability to brand themselves as a MotivaImagine Center. In exchange for these services and use of the Motiva branding, each MotivaImagine Center commits to use Motiva Implants and other products in the MotivaImagine product platform. Before certifying a MotivaImagine Center, we ensure that the center offers:

▪	either our Divina or AX3 3D simulator, or a third-party cloud-based visualization software that we sell in partnership with Crisalix systems;

▪	access to the full suite of MotivaImagine products that complement Motiva Implants;

▪	surgical staff trained by Establishment Labs in the optimal use of MotivaImagine products; and

▪	branding and design elements, according to company guidelines, that are intended to create a more luxurious and reassuring experience for patients.
Since 2016, we have partnered with a number of independent clinics outside the United States that elected to become MotivaImagine Centers, and we are pursuing enrollment of additional centers as a component of our sales and marketing strategy. We intend to utilize the network of MotivaImagine Centers as a channel for other future aesthetic surgical products on our MotivaImagine platform.

Designed Surgeries
Our suite of products and technologies enables surgical techniques that we intend to develop and promote as “designed surgeries.” Our first such designed surgery, MotivaHybrid, combines 3D pre-surgical assessment of existing breast tissue volume using either our Divina system or another 3D scanning system, together with Motiva Implants and Puregraft autologous adipose tissue grafts. The MotivaHybrid method is designed to enable surgeons to optimize silicone volume using Motiva Implants and balance the ratio of silicone to tissue with additional contouring using Puregraft for more natural balanced results and improved patient satisfaction. Our second designed surgery, Motiva MinimalScar, allows surgeons to significantly reduce the size of the surgical incision. We are also developing Motiva MIA — a family of designed surgeries that we anticipate will allow breast augmentation through smaller incisions. We intend for Motiva MIA to allow breast augmentation procedures to be performed under local anesthesia rather than general anesthesia, with faster recovery times and a resulting reduction in surgical complications. The implants associated with Motiva MIA have been developed and were submitted for the CE marking process in 2018. Instruments and special devices for the Motiva MIA procedure are currently being prototyped and tested and will require regulatory approval prior to commercialization. We believe Motiva MIA will be able to attract new customers and expand the market for breast aesthetic procedures.
Our Clinical Data
10-Year Safety Postmarket Surveillance Data
Dating from the commercial launch of Motiva Implants in October 2010 through December 2019, we have sold over one million breast implants in various countries outside the United States and Canada. We maintain a Quality Management System database to log all complaints received from patients or physicians. From October 2010 through December 2019, a total of 927 complaints have been reported, investigated and processed, representing less than 0.1% of the total Motiva Implants sold through December 2019. There were no reported cases of late seroma, double capsule formation or anaplastic large-cell lymphoma, or ALCL, in this data set, and there were 11 cases of early seroma. The table below shows the rates of rupture, capsular contracture and reoperation for adverse events of our Motiva Implants from the data gathered through December 2019. In contrast to the above competitor data, our data is self-reported rather than collected at mandatory follow-ups and was generated solely for our post-market surveillance instead of in connection with a FDA PMA study. All of these patients were located outside the United States.

Motiva Implants
Number of Implants Sold	N= 1,027,912 Implants(1)
Rupture	< 0.1%
Capsular Contracture	< 0.1%
Reoperation for Adverse Events	< 0.1%
Reoperation (All Causes)	N/A(2)

(1) Data is internally tracked on an individual implant basis rather than by patient.
(2) Complaint database does not capture reoperations for reasons not related to safety.
Independent Clinical Experience
An independent study by Sforza et al., published in the peer-reviewed Aesthetic Surgery Journal in 2017, conducted at a single center, the Hospital Group Ltd.’s Dolan Park Clinic, or Dolan Park, in Bromsgrove, England, between April 2013 and April 2016, reported 5,813 consecutive cases of breast augmentation with Motiva Implants. This independent study was commissioned by Dolan Park’s medical director, Dr. Sforza, who is also a member of our medical advisory board and receives compensation from us in such capacity. The study, conducted by a group of 16 plastic surgeons at Dolan Park, reported overall rates of complication and reoperation of 0.76% over an interval of three years. Beginning in March of 2014, we started supplying our products to Dolan Park under a series of long term supply agreements with Dolan Park’s affiliated companies.  The last supply agreement expired in July of 2019. There were no serious adverse events and no cases of implant rupture for device failure, capsular contracture (Baker III/IV) in primary cases, double capsules, or late seromas. The authors presented consistent real-world data and believe that their free, three-year aftercare system is a strong method for patient retention and follow-up by eliminating any financial limitations for patients to return for follow-up consultations if any issues occur. Anecdotally, the same group of surgeons utilizing the same aftercare system for the last seven years reported substantially different results utilizing other types of silicone breast implants (i.e., non-Motiva Implants). The overall revision rate for this group from 2010 to 2013 utilizing a different, macro-textured, FDA approved implant (N > 10,000) was 8.43%, which is more than 10 times higher than the rate for Motiva Implants reported in this analysis.
(1)  Names of FDA approved competitors have not been published.
Study to Support a PMA
We have started conducting a prospective IDE clinical trial in the United States. Our IDE request was approved by the FDA on March 20, 2018 to perform a single open-label, multi-center trial, with follow-up visits available at the time of filing. We will continue to monitor patients for ten years post-implantation. The primary endpoints of the trial will be safety, effectiveness and patient satisfaction. In general, our trial design and patient enrollment are consistent with prior PMA studies conducted by Allergan, Mentor, and Sientra. In August 2019, we announced that we were implementing a bifurcated regulatory strategy in the United States, which is designed to allow us to initiate the rolling submission of data to the FDA from the primary augmentation and revision augmentation cohorts beginning in the first quarter of 2021, and then subsequently supplement our PMA with data from the reconstruction cohorts. All the surgeries had been completed in the aesthetics cohorts, which include primary augmentation and revision, with a total of 450 and 100 subjects, respectively. We are continuing to enroll subjects in the remaining reconstruction cohorts and plan to enroll a total of 800 patients in the study across 40 sites in the United States, Germany, and Sweden.
Sales and Marketing
We primarily derive revenue from sales of our Motiva implants from two types of customers: (1) medical distributors and (2) direct sales to physicians, hospitals, and clinics. Our products are commercially available in more than 80 countries through exclusive distributors, except in Brazil and several European countries where we sell through our direct sales force. As of December 31, 2019, our sales organization included 94 employees and contractors. All of these sales personnel are supported through a suite of tools, including marketing and training materials, mobile smartphone applications, and access to a robust schedule of physician education events. We also pay significant attention to helping our distributors maintain positive relationships with surgeons and clinics in their respective regions, and to positioning our product in the marketplace as a premium product with consequent premium pricing.
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
We have assembled a broad portfolio of intellectual property related to our medical device and aesthetics products. We believe this intellectual property, combined with proprietary manufacturing processes and the regulatory approvals we have successfully obtained outside of the United States, provides us with a strong market position. As of December 31, 2019, we own or have rights to seven issued and 15 pending patents in the United States related to various aspects of our Motiva implants (such as implant barrier layers, surface texture technology, minimally invasive implant delivery systems, and our QInside Safety Technology radio frequency identification devices). In addition, we own or have rights to four issued and 56 pending foreign applications and six pending Patent Cooperation Treaty, or PCT, applications. Our owned and licensed patents are expected to expire at various times between February 2025 and April 2037. Our owned and licensed pending applications, if granted, likely would expire between September 2033 and October 2039.
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
In general, the medical device industry is characterized by the existence of a large number of patents and frequent allegations and related litigation regarding patent and other intellectual property rights. Third parties, including our competitor companies, may assert patent, copyright, trademark and other intellectual property rights against us, our partners or our customers. Our standard license and other agreements may obligate us to indemnify our partners and customers against such claims. We could incur substantial costs and divert the attention of our management and technical personnel in defending against any such claims. Successful claims of infringement by a third-party could prevent us from selling or distributing certain products or performing certain services, require us to expend time and resources to develop non-infringing products, or force us to pay substantial damages, including treble damages if we are found to have willfully infringed patents-royalties or other fees. We cannot assure you that we do not currently infringe, or that we will not in the future infringe, upon any third-party patents or other proprietary rights.
Research and Development
Our goal is to continue to improve the existing products on our MotivaImagine platform, as well as develop new products and new surgical techniques. We have a highly experienced team and deep customer and key opinion leader relationships. We also have sophisticated internal prototyping and testing equipment. These allow us to invent, develop, test, and commercialize products with in-house resources. As a result, we have introduced four distinct generations of Motiva Implant product since October 2010, with innovative features added to each successive generation. Further, our efforts included work on both a tissue expander for reconstruction and our next generation implant for minimally invasive procedures, which we submitted for CE Mark registration in 2018.
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
We have incurred, and expect to continue to incur, significant research and development expenses. Our research and development expenses increased $2.3 million, or 18.2%, to $15.0 million for the year ended December 31, 2019, compared to $12.7 million for the year ended December 31, 2018. Our research and development expenses consist of costs associated with our clinical and post-approval studies, regulatory activity and product development, including the development of Motiva Implants and other current and future aesthetic and reconstruction surgical devices on the MotivaImagine platform.
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
We continue to look for ways to improve manufacturing processes and facility organization to increase capacity in these two current facilities. We recently completed an internal assessment and identified the potential additional manufacturing capacity of approximately 200,000 implants per year.  This increased capacity can be added in stages over the next 18 months with efficiencies in our process flow and the purchase of additional equipment for approximately $0.6 million.
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
In May 2019, both of our facilities in Coyol Free Zone received the Carbon Neutral certification from the Costa Rican Ministry of Environment, Energy, and Telecommunications, based on the implementation of efficiency-aimed actions such as the reduction of energy consumption through the acquisition of more efficient equipment;

the combined use of solar panels, ice banks, and battery storage units; and the avoidance of fossil fuels for our operations.
We are also subject to periodic inspections and audits by various international regulatory and notified bodies, and we believe our past performance in these audits reflects the strength of our quality system and manufacturing controls. We consider this to be a key element of our risk management and business continuity strategies and a competitive advantage as we have full control of the product lifecycle. Our in-house manufacturing team includes over 350 employees, all of whom undergo well defined training programs throughout their period of employment. We believe our manufacturing experience, know-how, and process-related trade secrets are also a competitive advantage.
We are pursuing proposals related to the expansion of our manufacturing facilities and corporate offices in the Coyol Free Zone in Costa Rica. The initial $35.3 million project estimate includes approximately 170,000 square feet of facility space and would initially increase our manufacturing capacity by approximately 400,000 units per year, and potentially increase capacity by 800,000 units with an additional incremental $4.6 million investment in manufacturing equipment. We have received non-binding proposals from two lenders to finance up to 70% or 80% of the project. All plans are subject to final approval by the Board of Directors and the negotiation and execution of definitive agreements.
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
Suppliers
We source manufacturing inputs from a number of outside suppliers. In particular, we obtain NuSil brand medical grade silicone from Avantor (previously NuSil Technology LLC), which is a sole-source supplier of such product to the entire silicone breast implant industry. In 2016, we entered into a new supply agreement with NuSil-Avantor, which provides for specified prices per unit of each relevant component through 2021, with potential extensions beyond that date.
Other critical materials are the silicone patches and other silicone components used for the assembly of our breast implants. All these components are also made with NuSil medical-grade silicone and manufactured by specialized silicone contract manufacturing suppliers. All component suppliers undergo strict quality inspections to ensure these can meet our quality standard. Other important components are the primary packaging polycarbonate trays, the Tyvek sealing lids and packaging. All these components are also critical to maintain integrity of the product throughout its shelf-life and all these suppliers must be qualified and materials must be validated prior to being approved for manufacturing activities. Most suppliers are evaluated annually, and we carry second source supplier activities to ensure business continuity and quality and costs improvement.
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
Our major competitors in the silicone marketplace are either publicly traded companies or divisions or subsidiaries of publicly traded companies with significantly more market share and resources than we have. These companies have greater financial resources for sales, marketing and product development, broader established relationships with health care providers and third-party payors, and larger and more established distribution networks. In some instances, our competitors also offer products that include features that we do not currently offer in all geographies. Our competitors also have regulatory approval to market and sell their products in countries where we currently do not, notably the United States. In addition, our competitors may offer pricing programs with discounts across their non-breast aesthetic product portfolios.

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
The process of obtaining FDA clearance or approval of a medical device can be lengthy and costly. The FDA’s 510(k) clearance process usually takes from three to twelve months, but it can take longer. The process of obtaining PMA approval is much more costly, lengthy, and uncertain, and is generally preceded by the conduct of pre-clinical testing and a well-controlled clinical study. The FDA’s guidance document “Saline, Silicone Gel, and Alternative Breast Implants” currently recommends that a core study, which can be a single, open label, multi-center study, be conducted with ten years or more of prospective patient follow-up. To date, PMAs for silicone breast implants have been submitted for approval to the FDA with a minimum of three years of premarket core study data. Additionally, the FDA will not approve the PMA until it conducts a pre-approval inspection of our manufacturing facility and determines that it is in compliance with good manufacturing practices, as set forth in the FDA’s Quality System Regulation or QSR. The PMA review and approval process generally takes from one to three years but may take longer. The FDA’s guidance document “Saline, Silicone Gel, and Alternative Breast Implants” also states that manufacturers seeking approval of breast implants will be subject to post-approval requirements, which may include, but are not limited to, long-term follow-up of the core clinical study patients, conduct of separate post-approval studies, participation in a patient registry or other studies, and training programs for physicians and surgeons, and periodic reporting requirements.
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
When we initiate commercial distribution of our devices in the United States, we will be subject to FDA device listing and establishment registration, good manufacturing practice requirements as set forth in the QSR, labeling and promotion requirements, reporting of adverse events and device malfunctions, post-approval restrictions or conditions, post-market surveillance requirements, and reporting requirements for product recalls, or corrections or removals in the field. Our manufacturing facilities, as well as those of certain of our suppliers, will be subject to periodic and for-cause inspections by the FDA to verify compliance with the QSR and other regulatory requirements.

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
The OIG has criticized a number of the business practices in the device industry as potentially implicating the federal Anti-Kickback Statute, including compensation arrangements intended to induce referrals.
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
Outside of the EU, regulatory pathways for the marketing of medical devices vary greatly from country to country. In many countries, local regulatory agencies conduct an independent review of medical devices prior to granting marketing approval. For example, in China, approval by the SFDA must be obtained prior to marketing a medical device. In Brazil, the inspections and approvals of products and facilities carried out by the ANVISA and InMetro agencies are required prior to marketing a Class 3a medical device like our Motiva Implants. We received regulatory clearance in Brazil in March 2017 and launched our Motiva Implants commercially in July 2017. The process in such countries may be lengthy and require the expenditure of significant resources, including the conduct of clinical trials. In other countries, the regulatory pathway may be shorter or less costly. The timeline for the introduction of new medical devices is heavily impacted by these various regulations on a country-by-country basis, which may become longer and more costly over time.
U.S. Health Care Reform
In March 2010, the PPACA was enacted, which includes measures that have or will significantly change the way health care is financed by both governmental and private insurers. The PPACA contains a number of provisions, including those governing enrollments in federal health care programs, reimbursement changes and fraud and abuse measures, all of which will impact existing government health care programs and will result in the development of new programs.
Some provisions of the PPACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the PPACA, as well as recent efforts to repeal or replace certain aspects of the PPACA. While Congress has not passed comprehensive repeal legislation, we expect there will be additional challenges and amendments to the PPACA in the future. Together with ongoing statutory and budgetary policy developments at a federal level, this health care reform legislation could include changes in Medicare and Medicaid payment policies and other health care delivery administrative reforms that could potentially negatively impact the business of our clients. Third‑party payers and government entities increasingly continue to challenge the prices of medical devices.  Further, the trend toward managed health care in the U.S., the growth of organizations such as HMOs and MCOs, and legislative and regulatory proposals to reform health care and government insurance programs create uncertainties regarding the future levels of coverage and reimbursement for medical devices.
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
Employees
As of December 31, 2019, we had 602 employees. None of our employees are represented by a labor union or covered by collective bargaining agreements except for employees in Brazil.
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
Risks Related to the Development and Commercialization of Our Products
We expect to incur losses for the foreseeable future, and our ability to achieve and maintain profitability depends on the commercial success of our Motiva Implants, which accounted for approximately 94% and 92% of our revenues for the years ended December 31, 2019 and 2018, respectively, and we expect our revenues to continue to be driven primarily by sales of these products.
We have incurred losses to date and expect to continue to incur losses for the foreseeable future. Sales of our Motiva Implants accounted for approximately 94% and 92% of our revenues for the years ended December 31, 2019 and December 31, 2018, respectively, and we expect our revenues to continue to be driven primarily by sales of these products. In order to achieve and sustain profitability, our revenues from these products will need to grow beyond the levels we have achieved in the past. If physicians and/or patients do not perceive our products to be competitive in features and safety when compared to other products in the market, or if demand for our Motiva Implants or for breast implants in general decreases, we may fail to achieve sales levels that provide for future profitability.
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

•
continued demand for breast augmentation and reconstruction procedures using silicone implants, which may be adversely affected by events involving either our products or those of our competitors, including FDA warnings to patients regarding Breast Implant-Associated Anaplastic Large Cell Lymphoma, or BIA-ALCL.

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
Even if we obtain regulatory approvals or clearances in a jurisdiction, our products may be removed from the market due to a variety of factors, including adverse events, recalls, suspension of regulatory clearance to sell, or other factors. For example, during the summer of 2016 while we were transitioning from one notified body to another, our CE Mark for Motiva Implants was temporarily not in force. We expect that the initial U.S. approval will be subject to a lengthy and expensive follow-up period, during which we must monitor patients enrolled in clinical studies and collect data on their safety outcomes. Even if FDA approval is obtained, FDA has authority to impose postmarket approval conditions, which can include (i) restrictions on device’s sale, distribution, or use, (ii) continuing evaluation of the device’s safety and efficacy, (iii) additional warning/hazard labeling requirements, (iv) significant record management, (v) periodic reporting requirements, and (vi) any other requirements the FDA determines necessary to provide reasonable assurance of the device’s safety and effectiveness. Completion of this follow-up study, in a manner which results in data sufficient to maintain FDA approval, is subject to multiple risks, many of which are outside of our control. These include, but are not limited to, our ability to fund the ongoing study from our operations or via additional fundraising; study participants’ willingness and ability to return for follow-up study visits; and maintenance of a suitable study database over a long period of time. Even if completed and appropriately evaluated, the study follow-up may reveal safety or other issues that impact the approved labeling or may result in withdrawal of Motiva Implants from the marketplace in the United States or elsewhere.
Although we launched Motiva Implants commercially in October 2010 and have sold over one million units to date in various countries outside the United States, we do not have as much post-market surveillance data as our competitors and may not have clearly identified all possible or actual risks of our products. Furthermore, if our clinical trials do not produce patient data that compares favorably with breast implants that are already on the market, physicians and patients may opt to not use our products, and our business would suffer.

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
An important part of our sales process includes educating plastic surgeons about the benefits and advantages of our Motiva Implants and MotivaImagine products as well as training them on the safe and appropriate use of our products. As part of our effort to educate and train plastic surgeons through our MotivaEDGE educational platform, we completed 244 and 51 medical training sessions worldwide during 2019 and 2018, respectively. If we are unable to train potential new plastic surgeon customers at these medical training sessions, we may be unable to achieve our expected growth.
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
In addition, manufacturers of competitive products may reduce prices for their competing products in an effort to gain or retain market share and undermine the value proposition that Motiva Implants might otherwise be able to offer to customers. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. These competitors may develop new technologies that are superior to our products or replace silicone.
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
The industry environment for silicone implants and complementary products in certain international markets is price sensitive. In these markets, or in the United States if we are successful in obtaining the required regulatory approval to sell in the U.S. market, our competitors may adopt aggressive pricing strategies to intensify the competitive pricing pressure for breast implants. If we are not successful in educating customers or third-party payors on the differentiation of our Motiva Implants as compared to our competitors’ products, customers may choose our competitors’ products. Additionally, as more competitors introduce products that compete with ours, we may face additional pricing pressure that would adversely impact our future results.
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
In recent years, we have incurred significant costs in connection with the development of Motiva Implants, the MotivaImagine platform, including the Divina 3D simulation system, and other products and services. We expect our research and development expenses to increase significantly in 2020 and beyond, as we continue with our

IDE clinical trial in the United States. We will also incur significant expenses to expand our sales and marketing organization to support sales of Motiva Implants, including but not limited to a direct sales force in Brazil and several European countries, as well as Puregraft and MotivaImagine products outside the United States and Canada.
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
Our products are commercially available in more than 80 countries, and we operate subsidiaries in the United States, Costa Rica, Brazil, and several European countries. Our business strategy contemplates continued international expansion, including partnering with medical device distributors, and introducing Motiva Implants and other planned products outside the United States. The sale and shipment of our products internationally, as well as the purchase of components from international sources, subjects us to potential trade, import and export, and customs regulations and laws.
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

•	potential failure by us or our distributors to obtain and/or maintain regulatory approvals for the sale or use of our products in various countries;

•	difficulties in managing global operations;

•	logistics and regulations associated with shipping products, including infrastructure conditions and transportation delays;

•	limits on our ability to penetrate international markets if our distributors do not execute successfully;

•	governmental price controls, differing reimbursement regimes and other market regulations;

•	financial risks, such as longer payment cycles, difficulty enforcing contracts and collecting accounts receivable, and exposure to currency exchange rate fluctuations;

•	reduced protection for intellectual property rights, or lack of them in certain jurisdictions, forcing more reliance on our trade secrets, if available;

•	economic weakness, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions;

•	the British exit from the EU, including with respect to its effect on the value of the British pound relative to other currencies;

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
Manufacturing of silicone breast implants requires costly capital equipment and a highly skilled workforce. There is a significant lead time to build and certify a new manufacturing facility. Until 2017, we had one manufacturing facility in Costa Rica, and we experienced inventory shortages from time-to-time that impaired our ability to meet market demand. In March 2017, our second manufacturing facility, also located in Costa Rica, became operational, and we received certification under the multi-country MDSAP protocol and began shipping saleable product. Although we believe our new, larger manufacturing facility, in combination with our first facility, will give us adequate manufacturing capacity to meet demand for at least the next two years, we have, in the past, been unable to fill all incoming orders to meet growing demand. In addition, if we obtain FDA approval, we will likely need to obtain additional manufacturing capacity prior to any commercialization of our Motiva Implants in the United States. If demand increases faster than we expect, or if we are unable to produce the quantity of goods that we expect with our current facilities, we may not be able to grow revenue at an optimal rate. There may be other negative effects from supply shortages, including loss of our reputation in the marketplace and a negative impact on our relationships with our distributors.
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
We routinely see counterfeit versions of our major competitor’s branded products in the marketplace, and we have recently become aware of potential counterfeiting of our Motiva Implants. This is particularly common in emerging markets, where sensitivity to price is higher and regulatory enforcement is under-resourced. These counterfeit products are typically manufactured with significantly lower quality than the products they are claimed to be, and in some cases may be manufactured with silicones that are not medical grade. They may expose patients to significant adverse event risks, and there is a risk that certain adverse events with counterfeit products may be attributed to our genuine products. This could reduce demand for our products, result in negative publicity, or otherwise impact our business and the price of our shares.
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
As of December 31, 2019, we had 602 employees. Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of manufacturing, regulatory affairs, clinical and sales and marketing. We also intend to continue to improve our operational, financial and management controls, reporting systems and procedures, which may require additional personnel. Such growth could place a strain on our administrative and operational infrastructure, and/or our managerial abilities, and we may not be able to make improvements to our management information and control systems in an efficient or timely manner. We may discover deficiencies in existing systems and controls.
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
We rely on third parties, such as contract research organizations, or CROs, clinical data management organizations, medical institutions and clinical investigators, to perform various functions for our clinical trials. Our reliance on these third parties for clinical development activities reduces our control over these activities but does not relieve us of our responsibilities. We remain responsible for ensuring that each of our clinical studies is conducted in accordance with the general investigational plan and protocols for the study. Moreover, the International Council for Harmonization, or ICH, and the FDA require us to comply with standards, commonly referred to as good clinical practices, for conducting, recording and reporting the results of clinical studies to ensure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of patients in clinical studies are protected. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical studies in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, regulatory approvals for our planned products and will not be able to, or may be delayed in our efforts to, successfully commercialize our planned products.
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
We present our results of operations in U.S. dollars, which is our reporting currency. However, as of December 31, 2019, the majority of our revenues are denominated in currencies other than the U.S. dollar - primarily the British pound, the euro, and the Brazilian real. As of December 31, 2019, the majority of our expenses are denominated in U.S. dollars or in Costa Rican colones, which are linked to the U.S. dollar. In the future, we expect to have significant revenues and expenses denominated in these non-U.S. currencies. As such, unfavorable fluctuations in currency exchange rates could have an adverse effect on our results of operations.
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
A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, or coronavirus, may materially and adversely affect our business and our financial results.

The recent outbreak of COVID-19 originated in Wuhan, China, in December 2019 and has since spread to multiple countries, including the United States, Costa Rica, where our headquarters and manufacturing facilities are located, and several European, Asian and South American countries where we currently sell our Motiva Implants.  On March 11, 2020, the World Health Organization declared COVID-19 a pandemic.  Such events may result in a period of business disruption, including reduced sales as patients might cancel or defer elective procedures or otherwise avoid medical facilities, resulting in reduced patient volumes and operating revenues. For example, the spread of COVID-19 may result in travel restrictions impacting medical tourism and our sales professionals’ ability to travel or hospitals may limit access for non-patients, including our sales professionals, which could negatively impact our access to physicians.  Governmental agencies and hospital administrators may also instruct hospitals to postpone some elective procedures in preparation for  COVID-19-related hospitalizations.  Additionally, the continued spread of COVID-19 globally could adversely impact our clinical trial operations in the United States, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography.  The spread of COVID-19, or another infectious disease, could also result in delays or disruptions in our supply chain or adversely affect our manufacturing facilities and personnel.  The COVID-19 outbreak continues to be fluid and uncertain, making it difficult to forecast the final impact it could have on our future operations. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted, which could have a material adverse effect on our business and our results of operation and financial condition.

The results of the Referendum of the United Kingdom’s Membership of the European Union may adversely affect our business and profitability.
In June 2016, a referendum was held in the U.K. which resulted in a majority voting in favor of the U.K. withdrawing from the E.U. (commonly referred to as “Brexit”). Pursuant to legislation approved by the U.K. Parliament and the E.U. Parliament in January 2020, the U.K. withdrew from the E.U. with effect from 11 p.m. (GMT) on January 31, 2020 on the terms of a withdrawal agreement agreed between the U.K. and the E.U. in October 2019 (the “Withdrawal Agreement”). The Withdrawal Agreement provides that the U.K.’s withdrawal is followed by a “transition period”, during which, in summary, the U.K. is not a member of the E.U. but most E.U. rules and regulations continue to apply to the U.K. During the transition period, the U.K. and the E.U. will seek to negotiate the terms of a long-term trading relationship between the U.K. and the E.U. based on a “Political Declaration” agreed between the U.K. and the E.U. in October 2019. The transition period provided for in the Withdrawal Agreement will expire on December 31, 2020 (unless both the U.K. and the E.U. agree to extend the period of transition by one or two years).The political negotiation surrounding the terms of the U.K.’s withdrawal from the E.U. has created significant uncertainty about the future relationship between the U.K. and the E.U., including with respect to the laws and regulations that will apply. This is because, once the “transition period” expires then, subject to the terms of any long-term trading relationship agreed between the U.K. and the E.U., the U.K. will determine which E.U.-derived laws to replace or replicate. The U.K.’s withdrawal from the E.U. has also given rise to calls for the governments of other E.U. member states to consider withdrawal, while the U.K.’s withdrawal negotiation process has increased the risk of the possibility of a further referendum concerning Scotland’s independence from the rest of the U.K. If no long-term trading relationship is agreed between the U.K. and the E.U. by the end of the transition period provided for in the Withdrawal Agreement, the U.K.’s membership of the E.U. could ultimately terminate under a so-called “hard Brexit.” Under this scenario, there could be increased costs from the imposition of tariffs on trade or non-tariff barriers between the U.K. and E.U., shipping delays because of the need for customs inspections and temporary shortages of certain goods.
These developments, or the perception that any of them could occur, may adversely affect European and worldwide economic and market conditions, significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets and could contribute to instability in global financial and foreign exchange markets, including increased volatility in interest rates and foreign exchange rates. The potential impacts could adversely impact other global economies, and in particular, the European economy, a region which accounted for approximately 40% of our total revenues for the year ended December 31, 2019. In the first quarter of 2019, we completed the migration of our CE Mark certificates, originally issued by BSI UK Notified Body, to BSI Group The Netherlands B.V., which is a European Notified Body designated in The Netherlands. We continue to actively monitor the ongoing potential impacts of Brexit and will seek to minimize its impact on our business through review of our existing regulatory requirements, contractual arrangements and obligations, particularly in the European region. Any of these effects of Brexit, among others, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows.
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
We have incurred net operating losses since our inception, and we continue to incur significant research and development and general and administrative expenses related to our operations. We do not expect to be profitable in 2020, and in future years we expect to incur significant research and development expenses related to, among other things, the IDE clinical study of Motiva Implants in the United States. Investment in medical device product development, particularly clinical studies, is highly speculative. It entails substantial upfront capital expenditures and significant risk that any potential planned product will fail to demonstrate adequate accuracy or clinical utility. We may not be profitable for some time. As of December 31, 2019, we had an accumulated deficit of $127.1 million.
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
Our operations have consumed substantial amounts of cash since our inception, and we expect to incur significant expenses in connection with our planned research, development and product commercialization efforts. We believe that our available cash, cash from operations, and the net proceeds from the follow-on public offering we completed in February 2020 will be sufficient to satisfy our liquidity requirements for at least the next 12 months. If our available cash resources, net proceeds from our follow-on public offering and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, we may seek to sell equity or convertible debt securities, enter into a credit facility or another form of third-party funding, or seek other debt financing. However, we are subject to restrictive covenants under the Madryn Credit Agreement which restrict our ability to incur additional debt. Any failure to raise the funds necessary to support our operations may force us to delay, reduce or suspend our planned clinical trials, research and development programs, or other commercialization efforts.
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
Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical or management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the market price of our common shares. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. Uncertainties resulting from the initiation and continuation of intellectual property litigation or other proceedings could have an adverse effect on our ability to compete in the marketplace.
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
Patent litigation is prevalent in the medical device and diagnostic sectors. Our commercial success depends in part upon our ability and that of our distributors, contract manufacturers, and suppliers to manufacture, market, to sell our planned products, and to use our proprietary technologies without infringing, misappropriating or otherwise violating the proprietary rights or intellectual property of third parties. We may become party to, or be threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology. Third parties may assert infringement claims against us based on existing or future intellectual property rights. If we are found to infringe a third-party’s intellectual property rights, we could be required to obtain a license from such third-party to continue developing and marketing our products and technology. We may also elect to enter into such a license in order to settle pending or threatened litigation. However, we may not be able to obtain any required license on commercially reasonable terms, or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us and could require us to pay significant royalties and other fees. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages. A finding of infringement could prevent us from commercializing our planned products in commercially important territories, or force us to cease some of our business operations, which could harm our business. Many of our employees were previously employed at, and many of our current advisors and consultants are employed by, universities or other biotechnology, medical device or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees, advisors and consultants do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we, or these employees, have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer. These and other claims that we have misappropriated the confidential information or trade secrets of third parties can have a similar negative impact on our business to the infringement claims discussed above.
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
The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of medical devices are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, where regulations differ from country to country. Our products are registered to be sold in more than 80 countries, but we are not permitted to market our planned products in the United States until we receive the requisite approval or clearance from the FDA. We have not submitted an application or received marketing approval for Motiva Implants or any planned products in the United States. Obtaining PMA approval for sale for a medical device from the FDA can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA and other applicable U.S. and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions, including the following:

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
When a regulatory approval is obtained, the approved product and its manufacturer are subject to continual review by the FDA or non-U.S. regulatory authorities. Our regulatory approval for Motiva Implants, as well as any regulatory approval that we receive for Motiva Implants or for any planned products may be subject to limitations on the indicated uses for which the product may be marketed. Future approvals may contain requirements for potentially costly post-marketing follow-up studies to monitor the safety and efficacy of the approved product. In addition, we are subject to extensive and ongoing regulatory requirements by the FDA and other regulatory authorities with regard to the labeling, packaging, adverse event reporting, storage, advertising, promotion and recordkeeping for our products. In addition, we are required to comply with regulations regarding the manufacture of Motiva Implants, which include requirements related to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Further, regulatory authorities must inspect these manufacturing facilities and determine they are in compliance with FDA good manufacturing practice requirements as set forth in the Quality System Regulation, or QSR, before the products can be approved. These facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with QSR regulations. If we or a third-party discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory authority may impose restrictions on that product, the manufacturer or us, including requiring withdrawal of the product from the market or suspension of manufacturing.
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
As of December 31, 2019, our executive officers, directors and shareholders who own more than 5% of our outstanding common shares, in the aggregate, assuming the exercise of all options held by such persons, beneficially owned shares representing approximately 44.9% of our common shares. As a result, if these shareholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our shareholders for approval, as well as our management and affairs. For example, these shareholders, if they choose to act together, will control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other shareholders may desire.
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
Certain of our executive officers are parties to employment agreements that contain change in control and severance provisions providing for aggregate cash payments of up to approximately $2.2 million for severance and other benefits and acceleration of vesting of share options in the event of a termination of employment in connection with a change in control of our company. The accelerated vesting of options could result in dilution to our existing shareholders and harm the market price of our common shares. The payment of these severance benefits could harm our financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with our company.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our principal executive offices are located in Alajuela, Costa Rica, where we occupy 34,750 square feet of office, laboratory and manufacturing space under two leases which expire in 2023 and 2026. In order to increase our manufacturing capacity, we have constructed a new manufacturing facility of approximately 27,000 square feet, which began shipping manufactured product in March 2017. We exercised the option to purchase this manufacturing facility in June 2019. We also have office and warehouse space in Wommelgem, Belgium; Sao Paulo and Rio de Janiero, Brazil; Stockholm, Sweden; Barcelona and Madrid, Spain; Milan, Italy; Miami and Miramar, Florida; London, England; Haar, Germany and Cavaillon, France pursuant to a variety of leases that expire in 2020 through 2029.
ITEM 3. LEGAL PROCEEDINGS
We are not currently a party to any material legal proceedings, but from time-to-time may become involved in legal proceedings arising in the ordinary course of our business activities.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common shares have been traded on the Nasdaq Capital Market under the symbol “ESTA” since our initial public offering on July 23, 2018. Prior to this time, there was no public market for our common shares.
Holders
There were 50 shareholders of record of our common shares as of at March 13, 2020. Certain shares are held in “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
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

•	Between January 2019 and May 2019, we issued an aggregate of 87,321 common shares in connection with exercise of warrants;

•	In January 2019, we issued 12,404 common shares to ASF Medical as consideration in an asset acquisition; and

•	In September 2019, we issued 33,333 common shares to Femiline AB as contingent consideration for a milestone achieved related to our acquisition of certain assets from Femiline AB.
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
Purchases of Equity Securities by the Issuer or Affiliated Purchasers
There were no repurchases of shares of common shares made during the three months ended December 31, 2019.
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
Our revenue for the years ended December 31, 2019 and 2018 was $89.6 million and $61.2 million, respectively, an increase of $28.4 million, or 46.3%. Net losses increased to $38.2 million for the year ended December 31, 2019 from $21.1 million for the year ended December 31, 2018. As of December 31, 2019, we had an accumulated deficit of $127.1 million.
Our cash balance as of December 31, 2019 was $37.7 million.
On July 23, 2018, the Company completed its initial public offering, or IPO. The Company received net proceeds from the IPO of approximately $70.1 million, after deducting underwriting discounts and expenses. On February 3, 2020, the Company completed a public follow-on offering and received net proceeds of approximately $63.9 million, after deducting underwriting discounts and expenses.
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
We commenced sales of our Motiva Implants in October 2010 and these products have historically accounted for the majority of our revenues. Sales of our Motiva breast implants accounted for over 90% of our revenues for the year ended December 31, 2019, and we expect our revenues to continue to be driven primarily by sales of these products. We primarily derive revenue from sales of our Motiva Implants to two types of customers: (1) medical distributors and (2) direct sales to physicians, hospitals, and clinics.
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
Interest Expense
Interest expense consists primarily of cash and non-cash interest related to outstanding debt and amortization of debt discounts. As of December 31, 2019, we had $65.0 million in outstanding principal and accrued interest.
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
Consolidated Results of Operations
The following table set forth our results of operations for the years presented, in dollars:

	2019	2018

	(in thousands)
Revenue	$89,565	$61,208
Cost of revenue	34,704	25,090
Gross profit	54,861	36,118
Operating expenses:
Sales, general and administrative	70,811	47,295
Research and development	14,991	12,687
Total operating expenses	85,802	59,982
Loss from operations	(30,941)	(23,864)
Interest expense	(8,696)	(8,814)
Change in fair value of derivative instruments	3,052	15,894
Other income (expense), net	(925)	(4,099)
Loss before income taxes	(37,510)	(20,883)
Provision for income taxes	(640)	(215)
Net loss	$(38,150)	$(21,098)

Comparison of the Year December 31, 2019 and 2018

	2019	2018

	(in thousands)
Revenue	$89,565	$61,208
Cost of revenue	34,704	25,090
Gross profit	$54,861	$36,118
Gross margin	61.3%	59.0%

Revenue
Revenue increased $28.4 million, or 46.3%, to $89.6 million for the year ended December 31, 2019, as compared to $61.2 million for the year ended December 31, 2018. The increase was primarily due to increased sales of Motiva Implants, with the increase driven by greater market penetration in existing geographies and commencement of sales in new geographies. As of December 31, 2019, our sales organization included 94 employees and contractors as compared to 67 individuals at December 31, 2018.
Cost of Revenue and Gross Margin
Cost of revenue increased $9.6 million, or 38.3%, to $34.7 million for the year ended December 31, 2019, compared to $25.1 million for the year ended December 31, 2018. The increase was due to higher sales volume of Motiva Implants.
The gross margin increased to 61.3% for the year ended December 31, 2019, compared to 59.0% for the year ended December 31, 2018 primarily due to the addition of direct market revenues with generally higher average selling prices and cost savings from increased efficiencies in our manufacturing operations offset by the increase in amortization related to the fair value of inventory recorded from our asset acquisitions from certain distributors in the fourth quarter of 2018. The amortization decreased our gross margins by 4.0% year-to-date.
Operating Expenses

	2019	2018

	(in thousands)
Operating expenses:
Sales, general and administrative	$70,811	$47,295
Research and development	14,991	12,687
Total operating expenses	$85,802	$59,982

Sales, General and Administrative Expense
SG&A expense increased $23.5 million, or 49.7%, to $70.8 million for the year ended December 31, 2019, compared to $47.3 million for the year ended December 31, 2018. The increase in SG&A was primarily due to $11.7 million increase in personnel costs as a result of the hiring of additional sales and administrative employees, $3.7 million increase in consulting and audit fees, $2.4 million increase in sales commissions, $2.2 million increase in marketing expense, $1.2 million increase in insurance costs and $0.4 million increase in freight costs.
Research and Development Expense
R&D expense increased $2.3 million, or 18.2%, to $15.0 million for the year ended December 31, 2019, compared to $12.7 million for the year ended December 31, 2018. The increase in R&D expenses was primarily due to $0.8 million increase in R&D personnel costs and $1.3 million increase in expenditures related to our IDE clinical study in the United States, primarily consisting of a $2.1 million increase in fees to third parties to set-up and manage the clinical trial partially offset by a $0.8 million decrease in laboratory-related expenditures.
Interest Expense
Interest expense decreased $0.1 million, or 1.3%, to $8.7 million for the year ended December 31, 2019, as compared to $8.8 million for the year ended December 31, 2018. The decrease in interest expense is primarily due to a decrease in the contractual interest rate. The Madryn Credit Agreement was amended in June 2019.
Change in Fair Value of Derivative Instruments
Change in fair value of derivative instruments for the year ended December 31, 2019 resulted in a gain of $3.1 million, as compared to a gain of $15.9 million for the year ended December 31, 2018. The change in fair value of derivative instruments was due to changes in the fair value of Madryn derivatives embedded in the Madryn Credit Agreement we entered into in August 2017.
Provision for Income Taxes
Provision for income taxes increased $0.4 million, or 197.7%, to $0.6 million for the year ended December 31, 2019, compared to $0.2 million for the year ended December 31, 2018. The change in the provision for income taxes is primarily due to increased pre-tax income in foreign jurisdictions.
Liquidity and Capital Resources
As of December 31, 2019, we had an accumulated deficit of $127.1 million. Since our inception, we have generated losses and expect to continue to generate losses in the intermediate term. We have financed our operations through a combination of equity financings and debt financings, and from cash generated from operations, primarily from the collection of accounts receivable resulting from sales. Our historical cash outflows have primarily been associated with cash used for operating activities such as expansion of our sales and marketing and distributor infrastructure, investing in inventory, R&D activities, asset acquisitions, capital improvements and other working capital needs. As of December 31, 2019 and 2018, we had cash of $37.7 million and $52.6 million, respectively. In February 2020, we closed the follow-on offering on our common stock. The net proceeds to the Company from the offering was approximately $63.9 million, after deducting underwriting discounts and estimated offering expenses.
During the year ended December 31, 2018, the Company received $16.9 million from the issuance of common shares and exercise of stock options and warrants. Also, we received proceeds in the IPO of approximately $70.1 million, net of $5.4 million related to underwriting discounts and commissions and deferred offering costs of $1.5 million. In August 2019, we borrowed $25.0 million of the available funds under the Madryn Credit Agreement. During the year ended December 31, 2019, the Company received $0.8 million from the exercise of stock options and warrants.
We believe that our available cash, cash from operations, and the net proceeds from our past public offerings will be sufficient to satisfy our liquidity requirements for at least the next twelve months from the date of the issuance of the financial statements. Our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

Cash Flows
The following table sets forth the primary sources and uses of cash for each of the years presented below:

	2019	2018

Net cash provided by (used in):
Operating activities	$(29,983)	$(33,885)
Investing activities	(7,766)	(5,731)
Financing activities	22,789	81,527
Effect of exchange rate changes on cash	(24)	(136)
Net increase in cash	$(14,984)	$41,775

Net Cash Used in Operating Activities
Net cash used in operating activities of $30.0 million for the year ended December 31, 2019 was comprised of a net loss of $38.2 million and $3.1 million change in fair value of financial instruments, partially offset by $3.3 million of non-cash depreciation expense, $6.5 million of share-based compensation expense, $3.5 million unrealized foreign currency loss and $2.4 million of non-cash interest expense due to accretion of debt discounts, as well as changes in operating assets and liabilities of $4.6 million.
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
Net Cash Used in Investing Activities
Net cash used in investing activities of $7.8 million for the year ended December 31, 2019 primarily consisted of $6.3 million in purchases of property and equipment and $0.8 million in cash used in asset acquisitions.
Net cash used in investing activities of $5.7 million for the year ended December 31, 2018 primarily consisted of $4.0 million in cash used in asset acquisitions and $1.7 million in purchases of property and equipment.
Net Cash Provided by Financing Activities
Net cash provided by financing activities of $22.8 million for the year ended December 31, 2019 primarily reflected $24.7 million in borrowing, net of debt issuance costs, under the Madryn Credit Agreement, $0.7 million in proceeds received for stock option exercises and $0.1 million in proceeds received for warrant exercises, which was partially offset by $2.3 million of warrant repurchases, $0.2 million of tax payments related to shares withheld upon vesting of restricted stock and $0.2 million in repayment on capital leases.
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
Pursuant to the June 2019 amendment, the Company became eligible to borrow an additional $10.0 million (Term B-3) and $15.0 million (Term B-4) on or before September 30, 2019 and December 31, 2019, respectively. The Company borrowed the available funds under both tranches equal to $25.0 million on August 12, 2019, bringing up the total outstanding principal balance to $65.0 million as of December 31, 2019.
In connection with the Madryn Credit Agreement, the Company and certain of its subsidiaries, granted a security interest in substantially all of their assets , including, without limitation, intellectual property, and pledges of certain shares of the Company’s subsidiaries, subject to certain excluded collateral exceptions.
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
Prior to the effectiveness of the June 17, 2019 amendment, borrowings under the Madryn Credit Agreement bore interest at a rate equal to 3-month LIBOR plus 11.0% per annum. As of the amendment on June 17, 2019, borrowings under the Madryn Credit Agreement bear interest at a rate equal to 3-month LIBOR plus 8.0% per annum provided that no default has occurred. In an event of a default, the interest would increase by an additional 4.0% per annum. The effective interest rate under the amended Madryn Credit Agreement is 18.4%, and the weighted average interest rate was approximately 12.2% at December 31, 2019. The Company incurred $6.2 million and $5.4 million in interest expense in connection with Madryn Credit Agreement during the year ended December 31, 2019 and 2018, respectively, including $0.3 million of direct costs to amend the Madryn Credit Agreement in June 2019, which were expensed as interest expense. No principal payments are due on the term loans until the final maturity date on September 30, 2025.
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
Off-Balance Sheet Arrangements
As of December 31, 2019, we did not have any off-balance sheet arrangements.
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
Appropriate reserves are established for anticipated sales returns based on historical experience, recent gross sales and any notification of pending returns. The Company recognizes revenue when title to the product and risk of loss transfer to customers, provided there are no remaining performance obligations required of the Company or any written matters requiring customer acceptance. The Company allows for the return of product from direct customers in certain regions within fifteen days after the original sale and records estimated sales returns as a reduction of sales in the same period revenue is recognized. Sales return provisions are calculated based upon historical experience with actual returns. Actual sales returns in any future period are inherently uncertain and thus may differ from the estimates. If actual sales returns differ significantly from the estimates, an adjustment to revenue in the current or subsequent period is recorded. As of December 31, 2019 and 2018, an allowance of $36,000 and $52,000 was recorded for product returns, respectively.
A portion of the Company’s revenue is generated from the sale of consigned inventory maintained at physician, hospital, and clinic locations. For these products, revenue is recognized at the time the Company is notified by the consignee that the product has been implanted, not when the consigned products are delivered to the consignee’s warehouse.
The Company has a limited warranty for the shelf life of the product, which is five years from the time of manufacture. Estimated warranty obligations are recorded at the time of sale. The Company also offers a warranty to patients in the event of rupture and a replacement program for capsular contracture events, provided certain registration requirements are met. Revenue for extended warranties is recognized ratably over the term of the agreement. To date, these warranty and program costs have been de minimis. The Company will continue to evaluate the warranty reserve policies for adequacy considering claims history.
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
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable is stated at invoice value less estimated allowances for returns and doubtful accounts. The Company continually monitors customer payments and maintains an allowance for estimated losses resulting from customers’ inability to make required payments. In evaluating the Company’s ability to collect outstanding receivable balances, the Company considers various factors including the age of the balance, the creditworthiness of the customer, which is assessed based on ongoing credit evaluations and payment history, and the customer’s current financial condition. In cases where there are circumstances that may impair a specific customer’s ability to meet its financial obligations, an allowance is recorded against amounts due, which reduces the net recognized receivable to the amount reasonably believed to be collectible. As of December 31, 2019, an allowance of $36,000 was recorded for product returns. As of December 31, 2018, an allowance of $52,000 was recorded for product returns.
Inventory and Cost of Revenue
Inventory is stated at the lower of cost to purchase or manufacture the inventory or the net realizable value of such inventory. Cost is determined using the standard cost method which approximates actual costs using the first-in, first-out basis. The Company regularly reviews inventory quantities considering actual losses, projected future demand, and remaining shelf life to record a provision for excess and slow-moving inventory. As of December 31, 2019 and December 31, 2018, an allowance of $0.3 million and $0.2 million was recorded for inventory obsolescence.
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

During the years ended December 31, 2019 and 2018, there has been no impairment of goodwill or intangible assets based on the qualitative assessments performed by the Company.
Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. There were no impairment charges, or changes in estimated useful lives recorded during the years ended December 31, 2019 and 2018.
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
There were no material uncertain tax positions as of December 31, 2019 and 2018.
Foreign Currency
The financial statements of our foreign subsidiaries whose functional currencies are the local currencies are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, stockholders’ equity at the historical rates of exchange, and income and expense amounts at the average exchange rate for the period. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in “Accumulated other comprehensive income (loss)” as equity in the consolidated balance sheet. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses resulting from foreign currency transactions are included within “Other income (expense), net” in the consolidated statements of operations. For the year ended December 31, 2019, foreign currency transaction loss amounted to $1.2 million as compared to a foreign currency transaction loss of $2.4 million for the year ended December 31, 2018.
Comprehensive Income (Loss)
Our comprehensive loss consists of net loss and foreign currency translation adjustments arising from the consolidation of the Company’s foreign subsidiaries.
Deferred Offering Costs
In 2018, we capitalized $1.5 million of deferred offering costs, consisting of legal, accounting and other fees and costs relating to our IPO, which, upon completion of the IPO, were reclassified to equity to offset the IPO proceeds.
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
Recent Accounting Pronouncements
Please refer to Note 2 - “Summary of Significant Accounting Policies” in the notes to the consolidated financial statements included in this Form 10-K for information on recent accounting pronouncements and the expected impact on our unaudited consolidated financial statements.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
As of December 31, 2019, the end of the period covered by this Annual Report on Form 10-K, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report at the reasonable assurance level.

Material Weakness in Internal Control over Financial Reporting
We disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, that the following material weakness in our internal control over financial reporting existed as of December 31, 2018: a lack of adequate review over the manual consolidation process, resulting in an audit adjustment, or the Material Weakness.
Changes in Internal Control over Financial Reporting
Other than with respect to the remediation efforts discussed below, there was no change in our internal control over financial reporting that occurred during the fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Remediation of Previous Material Weaknesses
We have implemented and are continuing to implement a number of measures to address the Material Weakness identified as of December 31, 2018. We improved policies and procedures and designed and documented more effective controls that addressed the relevant risks in order to remediate the previously identified Material Weakness in addition to hiring additional personnel in our accounting department and engaging consultants with technical expertise to assist in accounting for complex transactions. We also engaged a third-party consulting firm to assist us with the implementation of SAP, which is a global information technology solution designed to address, among other items, the elements which gave rise to the Material Weakness. However, despite the progress made to our internal control environment, management determined that the Material Weakness identified as of December 31, 2018 has not been remediated as of December 31, 2019, in part due to the implementation of SAP at one of our subsidiaries. We will continue to implement additional measures to address the Material Weakness identified as of December 31, 2019.
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
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference from the information in our Proxy Statement for our 2020 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference from the information in our Proxy Statement for our 2020 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference from the information in our Proxy Statement for our 2020 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated by reference from the information in our Proxy Statement for our 2020 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
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
3. Index to Exhibits.

Exhibit Number	Description of Exhibit	Incorporation by Reference
1.1	Form of Underwriting Agreement.	Incorporated by reference from Registrant’s Form S-1/A filed July 13, 2018.
3.1	Form of Memorandum and Articles of Association of the Registrant, to be in effect upon completion of the offering.	Incorporated by reference from Registrant’s Form S-1/A filed July 9, 2018.
4.1	Form of Warrant to purchase shares of Class B ordinary shares.	Incorporated by reference from Registrant’s Form S-1/A filed July 13, 2018.
4.2	Amended and Restated Investors’ Rights Agreement by and between the Registrant and certain of its shareholders dated May 17, 2018.	Incorporated by reference from Registrant’s Form S-1 filed June 21, 2018.
4.3
Second Amendment to Credit Agreement by and between the Registrant, certain of its subsidiaries and Madryn Health Partners, LP dated August 24, 2017, which amended and restated the Credit Agreement effective as of June 15, 2018.
Incorporated by reference from Registrant’s Form S-1 filed June 21, 2018.
4.4	Security Agreement by and between ELSA, certain of its subsidiaries and Madryn Health Partners, LP dated August 24, 2017.	Incorporated by reference from Registrant’s Form S-1 filed June 21, 2018.
4.5	Form of Promissory Note by and between the Registrant and former holders of Class Z preferred shares of the Registrant.	Incorporated by reference from Registrant’s Form S-1 filed June 21, 2018.
4.6	First Amendment to Note and Warrant Purchase Agreement by and between the Registrant and CPH TU, LP, dated December 8, 2015.	Incorporated by reference from Registrant’s Form S-1 filed June 21, 2018.

Exhibit Number	Description of Exhibit	Incorporation by Reference
4.7	Second Amendment to Note and Warrant Purchase Agreement by and between the Registrant and CPH TU, LP, dated September 14, 2016.	Incorporated by reference from Registrant’s Form S-1 filed June 21, 2018.
4.8	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Filed herewith.
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	Incorporated by reference from Registrant’s Form S-1 filed June 21, 2018.
10.2+	2015 Equity Incentive Plan, as adopted December 10, 2015, and the forms of equity agreements thereunder.	Incorporated by reference from Registrant’s Form S-1 filed June 21, 2018.
10.3+	2018 Equity Incentive Plan and the forms of equity agreements thereunder.	Incorporated by reference from Registrant’s Form S-1/A filed July 9, 2018.
10.4+	2018 Employee Share Purchase Plan.	Incorporated by reference from Registrant’s Form S-1/A filed July 9, 2018.
10.5+	Consultancy Agreement by and between the Registrant and Salvador Dada Santos, dated July 1, 2016.	Incorporated by reference from Registrant’s Form S-1 filed June 21, 2018.
10.6+	Employment Agreement by and between Registrant and Juan Jose Chacon Quiros, dated July 1, 2016.	Incorporated by reference from Registrant’s Form S-1/A filed July 13, 2018.
10.7+	Employment Agreement by and between ELSA and Salvador Dada Santos, dated July 1, 2016.	Incorporated by reference from Registrant’s Form S-1/A filed July 13, 2018.
10.8+	Employment Agreement by and between RD&S Produtos para Saude Ltda., and Eddie De Oliveira, dated January 28, 2016.	Incorporated by reference from Registrant’s Form S-1 filed June 21, 2018.
10.9	Development, Supply & License Agreement by and between ELSA and AorTech International plc, dated December 13, 2011.	Incorporated by reference from Registrant’s Form S-1 filed June 21, 2018.
10.10‡	OEM/PLM and Supply Agreement by and between ELSA and Black Tie Medical, Inc., dba Tulip Medical Products, dated July 31, 2016.	Incorporated by reference from Registrant’s Form S-1/A filed July 13, 2018.
10.11	Asset Purchase Agreement by and among the Registrant, JAMM Technologies, Inc., and Magna Equities I, LLC, dated November 6, 2015.	Incorporated by reference from Registrant’s Form S-1 filed June 21, 2018.
10.12‡	Supply Agreement by and between Establishment Biotech, S.A. and NuSil Technology LLC, dated August 18, 2016.	Incorporated by reference from Registrant’s Form S-1/A filed July 13, 2018.
10.13‡	Exclusive Distribution Agreement by and between Registrant, Puregraft LLC and its parent, Bimini Technologies, LLC, dated September 7, 2016.	Incorporated by reference from Registrant’s Form S-1/A filed July 13, 2018.
10.14	Design, Architecture & Engineering, and Build-Out Construction Management Agreement by and between ELSA and Zona Franca Coyol, S.A., dated February 11, 2016.	Incorporated by reference from Registrant’s Form S-1/A filed July 13, 2018.
10.15	Lease Agreement by and between ELSA and Zona Franca Coyol, S.A., dated August 7, 2015.	Incorporated by reference from Registrant’s Form S-1/A filed July 13, 2018.
10.16	Lease Agreement by and between ELSA and Zona Franca Coyol, S.A., dated November 1, 2009, as amended on October 22, 2010, September 24, 2012 and August 7, 2015.	Incorporated by reference from Registrant’s Form S-1/A filed July 13, 2018.
10.17	Commercial Partnership Agreement by and between ELSA and Crisalix, S.A., dated May 15, 2016.	Incorporated by reference from Registrant’s Form S-1 filed June 21, 2018.
10.18	Joint Invention Assignment Agreement by and between ELSA and Randolph Geissler, dated April 13, 2016.	Incorporated by reference from Registrant’s Form S-1 filed June 21, 2018.
10.19‡	Manufacturing and Supply Agreement by and between ELSA and Apollo Endosurgery, Inc., dated December 5, 2014.	Incorporated by reference from Registrant’s Form S-1/A filed July 13, 2018.
10.20‡	Supply Agreement by and between ELSA and The Hospital Group Healthcare Ltd dated March 1, 2014.	Incorporated by reference from Registrant’s Form S-1 filed July 13, 2018.

Exhibit Number	Description of Exhibit	Incorporation by Reference
10.21+	Employment Agreement, effective August 10, 2018, by and between Establishment Labs Holdings Inc. and Renee Gaeta	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018.
10.22	Asset Purchase Agreement by and among European Distribution Center Motiva BVBA and Motiva Matrix Spain SL, dated as of October 1, 2018	Incorporated by reference from Registrant’s Current Report on Form 8-K filed October 10, 2018.
10.23	Asset Purchase Agreement by and among European Distribution Center Motiva BVBA and Menke Med GmbH, dated as of October 3, 2018	Incorporated by reference from Registrant’s Current Report on Form 8-K filed October 10, 2018.
10.24	Commercial Agency Agreement by and among European Distribution Center Motiva BVBA and Menke Med GmbH, dated as of October 3, 2018	Incorporated by reference from Registrant’s Current Report on Form 8-K filed October 10, 2018.
10.25+	Employment Agreement between Establishment Labs Holdings Inc. and Juan José Chacón-Quirós dated effective as of December 26, 2018.	Incorporated by reference from Registrant’s Current Report on Form 8-K filed December 28, 2018.
10.26+	Employment Agreement between Establishment Labs S.A. and Juan José Chacón-Quirós dated effective as of December 26, 2018.	Incorporated by reference from Registrant’s Current Report on Form 8-K filed December 28, 2018.
10.27+	Employment Agreement between Establishment Labs Holdings Inc. and Salvador Dada dated effective as of December 26, 2018.	Incorporated by reference from Registrant’s Current Report on Form 8-K filed December 28, 2018.
10.28+	Employment Agreement between Establishment Labs S.A. and Salvador Dada dated effective as of December 26, 2018.	Incorporated by reference from Registrant’s Current Report on Form 8-K filed December 28, 2018.
10.29
Third Amendment to Credit Agreement, by and among Establishment Labs Holdings Inc., the subsidiary guarantors party thereto, the lenders party thereto and Madryn Health Partners LP, as administrative agent.
Incorporated by reference from Registrant’s Current Report on Form 8-K filed June 18, 2019.
10.30	Deed by and between Establishment Labs, S.A. and Zona Franca El Coyol, S.A., dated as of June 25, 2019.	Incorporated by reference from Registrant’s Current Report on Form 8-K filed June 26, 2019.
10.31‡	The First Amendment dated August 9, 2019 to the Exclusive Distribution Agreement by and between Registrant, Puregraft LLC and its parent, Bimini Technologies, LLC, dated September 7, 2016.	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019.
21.1	List of Subsidiaries of the Registrant.	Filed herewith.
31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan or arrangement.

‡	Portions omitted, or to be omitted, pursuant to a request for confidential treatment.
* The certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

ESTABLISHMENT LABS HOLDINGS INC.
Index to Consolidated Financial Statements
For the Years Ended December 31, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Establishment Labs Holdings Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Establishment Labs Holdings Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2016.

Costa Mesa, CA
March 16, 2020

ESTABLISHMENT LABS HOLDINGS INC.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2019	2018
Assets
Current assets:
Cash	$37,655	$52,639
Accounts receivable, net of allowance for doubtful accounts of $1,026 and $926	22,767	17,648
Inventory, net	28,660	24,845
Prepaid expenses and other current assets	6,757	4,303
Total current assets	95,839	99,435
Long-term assets:
Property and equipment, net of accumulated depreciation	16,418	12,913
Goodwill	465	465
Intangible assets, net of accumulated amortization	3,441	3,445
Other non-current assets	368	315
Total assets	$116,531	$116,573
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$10,366	$6,239
Accrued liabilities	10,677	6,125
Other liabilities, short term	2,199	4,083
Total current liabilities	23,242	16,447
Long-term liabilities:
Note payable, Madryn, net of debt discount and issuance costs	48,142	22,322
Madryn put option	3,072	4,768
Other liabilities, long term	2,461	3,551
Total liabilities	76,917	47,088
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common shares - zero par value, unlimited amount of shares authorized at December 31, 2019 and 2018; 21,057,040 and 20,672,025 shares issued at December 31, 2019 and 2018, respectively; 20,648,970 and 20,263,955 shares outstanding at December 31, 2019 and 2018, respectively	147,688	145,709
Additional paid-in-capital	21,214	15,156
Treasury shares, at cost, 408,070 shares held at December 31, 2019 and 2018	(2,854)	(2,854)
Accumulated deficit	(127,125)	(88,975)
Accumulated other comprehensive income	691	449
Total shareholders’ equity	39,614	69,485
Total liabilities and shareholders’ equity	$116,531	$116,573

The accompanying notes are an integral part of these consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Year Ended December 31,
	2019	2018
Revenue	$89,565	$61,208
Cost of revenue	34,704	25,090
Gross profit	54,861	36,118
Operating expenses:
Sales, general and administrative	70,811	47,295
Research and development	14,991	12,687
Total operating expenses	85,802	59,982
Loss from operations	(30,941)	(23,864)
Interest income	4	16
Interest expense	(8,696)	(8,814)
Change in fair value of derivative instruments	3,052	15,894
Change in fair value of contingent consideration	276	(1,727)
Other income (expense), net	(1,205)	(2,388)
Loss before income taxes	(37,510)	(20,883)
Provision for income taxes	(640)	(215)
Net loss	$(38,150)	$(21,098)

Basic and diluted loss per share	$(1.86)	$(1.22)
Weighted average outstanding shares used for basic and diluted net loss per share	20,541,528	17,350,705

The accompanying notes are an integral part of these consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended December 31,
	2019	2018
Net loss	$(38,150)	$(21,098)
Other comprehensive income:
Foreign currency translation gain	242	373
Other comprehensive gain	242	373
Comprehensive loss	$(37,908)	$(20,725)

The accompanying notes are an integral part of these consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Consolidated Statements of Shareholders’ Equity
(In thousands, except share data)

	Common Shares				Ordinary Shares				Treasury Shares				Additional Paid-In Capital		Accumulated Deficit		Accumulated Other Comprehensive Income		Total
	Shares		Amount		Shares		Amount		Shares		Amount
Balance at January 1, 2018	—		$—		15,743,705		$41,267		(1,221,210)		$(6,465)		$27,986		$(67,877)		$76		$(5,013)
Issuance of ordinary shares	—	—	—	—	1,011,174	—	16,180	—	—	—	—	—	(78)	—	—	—	—	—	16,102
Issuance of common shares, IPO	4,272,568		70,055		—		—		—		—		—		—		—		70,055
Issuance of common shares in a business combination	33,333		862		—		—		—		—		—		—		—		862
Conversion of ordinary shares to common shares	16,215,710		74,256		(16,215,710)		(56,908)		—		—		(17,348)		—		—		—
Issuance of shares in an asset acquisition	5,000		120		—		—		—		—		—		—		—		120
Warrant exercises	38,785		128		—		—		—		—		(7)		—		—		121
Stock option exercises	25,843		207		106,248		106		—		—		330		—		—		643
Share-based compensation	80,786		81		167,723		168		—		—		7,071		—		—		7,320
Retirement of treasury shares	—		—		(813,140)		(813)		813,140		3,611		(2,798)		—		—		—
Foreign currency translation gain	—		—		—		—		—		—		—		—		373		373
Net loss	—		—		—		—		—		—		—		(21,098)		—		(21,098)
Balance at December 31, 2018	20,672,025		145,709		—		—		(408,070)		(2,854)		15,156		(88,975)		449		69,485
Issuance of common shares in partial settlement of contingent consideration	33,333		630		—		—		—		—		—		—		—		630
Issuance of common shares in an asset acquisition	12,404		337		—		—		—		—		—		—		—		337
Warrant exercises	87,321		129		—		—		—		—		(73)		—		—		56
Stock option exercises	80,991		712		—		—		—		—		—		—		—		712
Share-based compensation	181,516		182		—		—		—		—		6,344		—		—		6,526
Shares withheld to cover income tax obligation upon vesting of restricted stock	(10,550)		(11)		—		—		—		—		(213)		—		—		(224)
Foreign currency translation gain	—		—		—		—		—		—		—		—		242		242
Net loss	—		—		—		—		—		—		—		(38,150)		—		(38,150)
Balance at December 31, 2019	21,057,040		$147,688		—		$—		(408,070)		$(2,854)		$21,214		$(127,125)		$691		$39,614

The accompanying notes are an integral part of these consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(38,150)	$(21,098)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,288	2,810
Provision for doubtful accounts (bad debt recovery)	111	(547)
Provision for inventory obsolescence	143	204
Share-based compensation	6,526	7,320
Loss from disposal of property and equipment	67	79
Unrealized foreign currency loss, net	3,533	2,217
Change in fair value of derivative instruments	(3,052)	(15,894)
Change in fair value of contingent consideration	(276)	1,727
Amortization of debt discount	2,428	3,317
Changes in operating assets and liabilities:
Accounts receivable	(5,511)	(4,667)
Inventory	(3,372)	(6,984)
Prepaid expenses and other current assets	(2,538)	(2,192)
Other assets	(54)	(45)
Accounts payable	1,830	(3,905)
Accrued liabilities	4,644	3,801
Other liabilities	400	(28)
Net cash used in operating activities	(29,983)	(33,885)
Cash flows from investing activities:
Purchases of property and equipment	(6,288)	(1,731)
Cash used in asset acquisitions	(767)	(3,959)
Cost incurred for intangible assets	(711)	(41)
Net cash used in investing activities	(7,766)	(5,731)
Cash flows from financing activities:
Borrowings under Madryn credit agreement, net of issuance costs	24,748	—
Repayments on related-party notes payable	—	(5,083)
Repayments on capital leases	(242)	(311)
Proceeds from issuance of ordinary shares, net of issuance costs	—	16,102
Proceeds from issuance of common shares, net of underwriters’ discount	—	71,523
Deferred equity issuance costs, IPO	—	(1,468)
Cash used to repurchase warrants	(2,261)	—
Proceeds from stock option exercises	712	643
Proceeds from warrant exercises	56	121
Tax payments related to shares withheld upon vesting of restricted stock	(224)	—
Net cash provided by financing activities	22,789	81,527
Effect of exchange rate changes on cash	(24)	(136)
Net increase in cash	(14,984)	41,775
Cash at beginning of period	52,639	10,864
Cash at end of period	$37,655	$52,639

Supplemental disclosures:
Cash paid for interest	$5,947	$5,379

The accompanying notes are an integral part of these consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2019	2018
Cash paid for income taxes	$649	$136

Supplemental disclosures of non-cash investing and financing activities:
Unpaid balance for property and equipment	$465	$717
Assets acquired under capital leases	$69	$94
Equity consideration in an asset acquisition	$337	$120
Consideration payable related to asset acquisitions	$1,271	$1,276
Inventory acquired in an asset acquisition	$1,257	$—
Issuance of common shares in partial settlement of contingent consideration	$630	$863
Transfer from restricted cash to prepaid expenses and other current assets	$—	$75

The accompanying notes are an integral part of these consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019 and 2018

1.    Formation and Business of the Company
Formation and Business of the Company
Establishment Labs Holdings Inc. and its wholly owned subsidiaries (collectively “the Company”, “we”, “us”, or “our”) is a global company that manufactures and markets innovative medical devices for aesthetic and reconstructive plastic surgery. The Company was established in the British Virgin Islands on October 9, 2013, at which time Establishment Labs, S.A., the Costa Rican manufacturing company, was reincorporated as a wholly-owned subsidiary. As of December 31, 2019, the Company also has wholly-owned subsidiaries in the United States (JAMM Technologies, Inc. and Motiva USA LLC), Belgium (European Distribution Center Motiva BVBA), Brazil (Establishment Labs Produtos para Saude Ltda), France (Motiva Implants France SAS), Sweden (Motiva Nordica AB), Switzerland (JEN-Vault AG), the United Kingdom (Motiva Implants UK Limited), Italy (Motiva Italy S.R.L), Spain (Motiva Implants Spain, S.L.), Austria (Motiva Austria GmbH) and Germany (Motiva Germany GmbH). Substantially all of the Company’s revenues are derived from the sale of silicone gel-filled breast implants, branded as Motiva Implants.
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
The Company has been expanding its global operations through a series of acquisitions and establishing wholly-owned subsidiaries. In November 2015, the Company purchased certain assets from Magna Equities I, LLC and established its wholly-owned subsidiary, JAMM Technologies, Inc., in the United States. In January 2016, the Company purchased a distribution company in Brazil to support the application to sell its products in Brazil. In March 2016, the Company purchased a storage and distribution company in Belgium to support its continued growth in Europe. In September 2016, the Company purchased a distribution company in France and established a wholly-owned subsidiary in Switzerland. In November 2017, the Company acquired certain assets from Femiline AB and established its wholly-owned subsidiary in Sweden, Motiva Nordica AB. During 2018, the Company has established wholly-owned subsidiaries in the United Kingdom and Italy and purchased certain assets from Menke Med GmbH, Motiva Matrix Spain SL and Belle Health Ltd. In 2019, the Company purchased certain assets from AFS Medical GMBH and established wholly-owned subsidiaries in Austria, Spain, and Germany.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019 and 2018

Follow-On Offering
On January 29, 2020, the Company entered into an underwriting agreement with several underwriters relating to the issuance and sale of 2,285,714 common shares, no par value at a price of $26.25 per share. The underwriters have exercised their 30-day option to purchase an additional 342,857 common shares. The closing of the follow-on offering occurred February 3, 2020. The net proceeds to the Company from the offering was approximately $63.9 million, after deducting underwriting discounts and commissions and estimated offering expenses.
2.    Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and the applicable rules and regulations of the Securities and Exchange Commission, or SEC.
The consolidated financial statements include the Company’s accounts and those of its wholly owned subsidiaries as of December 31, 2019 as follows:

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
For the years ended December 31, 2019 and 2018, Brazil accounted for 15.7% of consolidated revenue and no

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019 and 2018

other individual country exceeded 10% of consolidated revenue, on a ship-to destination basis.
The Company’s long-lived assets located in Costa Rica represented the majority of the total long-lived assets as of December 31, 2019 and 2018.
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
Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and accounts receivable. The majority of the Company’s cash is held at two financial institution in the United States. The Company has not experienced any losses on its deposits of cash. All of the Company’s revenue has been derived from sales of its products in international markets, principally Europe, the Middle East, Latin America, and Asia. In the international markets in which the Company participates, the Company uses a combination of distributors and makes direct sales to customers. The Company performs ongoing credit evaluations of its distributors and customers, does not require collateral, and maintains allowances for potential credit losses on customer accounts when deemed necessary.
During the years ended December 31, 2019 and 2018, no customers accounted for more than 10% of the Company’s revenue. Substantially all of the Company’s revenues are derived from the sale of Motiva Implants. One customer accounted for 10.2% of the Company’s accounts receivable balance as of December 31, 2019. No customers accounted for more than 10% of the Company’s accounts receivable balance as of December 31, 2018.
The Company relies on NuSil Technology, LLC, or NuSil, as the sole supplier of medical-grade silicone used in Motiva Implants. During the years ended December 31, 2019 and 2018, the Company had purchases of $14.2 million, or 58.5% of total purchases, and $14.8 million, or 63.4% of total purchases, respectively, from Nusil. As of December 31, 2019 and 2018, we had an outstanding balance owed to this vendor of $2.7 million and $0.8 million, respectively.
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
Cash
The Company’s cash consists of cash maintained in checking and interest-bearing accounts. The Company accounts for financial instruments with original maturities of three months or less at the date of purchase as cash equivalents. The Company held no cash equivalents as of December 31, 2019 and 2018.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable is stated at invoice value less estimated allowances for returns and doubtful accounts. The

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019 and 2018

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
Inventory and Cost of Revenue
Inventory is stated at the lower of cost to purchase or manufacture the inventory or the net realizable value of such inventory. Cost is determined using the standard cost method which approximates actual costs using the first-in, first-out basis. The Company regularly reviews inventory quantities considering actual losses, projected future demand, and remaining shelf life to record a provision for excess and slow-moving inventory. An inventory allowance of $0.3 million and $0.2 million has been recorded as of December 31, 2019 and December 31, 2018, respectively.
The Company recognizes the cost of inventory transferred to the customer in cost of revenue when revenue is recognized.
Shipping and Handling Costs
Shipping and handling costs are expensed as incurred and are included in selling, general and administrative, or SG&A, expenses. For the years ended December 31, 2019 and 2018, shipping and handling costs were $3.2 million and $2.0 million, respectively.
Revenue Recognition
Effective January 1, 2019, the Company recognizes revenue related to sales of products to distributors or directly to customers in markets where it has regulatory approval, net of trade discounts and allowances. The Company recognizes revenue in accordance with Accounting Standards Codification, or ASC, 606, Revenue from Contracts with Customers. ASC 606 requires the Company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The Company adopted ASC 606 on January 1, 2019, using the modified retrospective approach and applied ASC 606 only to contracts not completed as of January 1, 2019. The impact of adopting ASC 606 was not material to the consolidated financial statements.
Prior to the adoption of ASC 606, the Company recognized revenue in accordance with ASC, 605 Revenue Recognition when all of the following criteria are met:

•	persuasive evidence of an arrangement exists;

•	the sales price is fixed or determinable;

•	collection of the relevant receivable is probable at the time of sale; and

•	delivery has occurred or services have been rendered.
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
Appropriate reserves are established for anticipated sales returns based on historical experience, recent gross sales and any notification of pending returns. The Company recognizes revenue when title to the product and risk of loss transfer to customers, provided there are no remaining performance obligations required of the Company or any written matters requiring customer acceptance. The Company allows for the return of product from direct customers in certain regions within fifteen days after the original sale and records estimated sales returns as a reduction of sales in the same period revenue is recognized. Sales return provisions are calculated based upon historical experience with actual returns. Actual sales returns in any future period are inherently uncertain and thus may differ from the estimates. If actual sales returns differ significantly from the estimates, an adjustment to

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019 and 2018

revenue in the current or subsequent period is recorded. As of December 31, 2019 and 2018, an allowance of $36,000 and $52,000 was recorded for product returns, respectively.
A portion of the Company’s revenue is generated from the sale of consigned inventory maintained at physician, hospital, and clinic locations. For these products, revenue is recognized at the time the Company is notified by the consignee that the product has been implanted, not when the consigned products are delivered to the consignee’s warehouse.
Revenue was generated in these primary geographic markets:

Year ended
December 31, 2019
(in thousands)
Europe	$36,212
Latin America	27,994
Asia-Pacific/Middle East	24,819
Other	540
$89,565

The Company believes this level of disaggregation sufficiently depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.
The Company has a limited warranty for the shelf life of the product, which is five years from the time of manufacture. Estimated warranty obligations are recorded at the time of sale. The Company also offers a warranty to patients in the event of rupture and a replacement program for capsular contracture events, provided certain registration requirements are met. Revenue for extended warranties is recognized ratably over the term of the agreement. To date, these warranty and program costs have been de minimis. The Company will continue to evaluate the warranty reserve policies for adequacy considering claims history.
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
For the Years Ended December 31, 2019 and 2018

Selling, General and Administrative Expenses
SG&A expenses include sales and marketing costs, payroll and related benefit costs, insurance expenses, shipping and handling costs, legal and professional fees and administrative overhead.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and amortization.
Following the exercise of its option to purchase its manufacturing facility in June 2019, the Company depreciates the owned building and building improvements on a straight-line basis over the useful life of 50 and 22 years, respectively. Depreciation of property and equipment is computed using the straight-line method over the assets’ estimated useful lives of five to ten years. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life of the asset or the remaining lease term after factoring expected renewal periods. Upon retirement or disposal of assets, the costs and related accumulated depreciation are eliminated from the accounts and any gain or loss is recognized in operations. Maintenance and repairs are expensed as incurred. Substantially all of the Company’s manufacturing operations and related property and equipment is located in Costa Rica.
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
During the years ended December 31, 2019 and 2018, there has been no impairment of goodwill or intangible assets based on the qualitative assessments performed by the Company.
Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019 and 2018

the asset. There were no impairment charges, or changes in estimated useful lives recorded during the years ended December 31, 2019 and 2018.
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
There were no material uncertain tax positions as of December 31, 2019 and 2018.
Foreign Currency
The financial statements of the Company’s foreign subsidiaries whose functional currencies are the local currencies are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, stockholders’ equity at the historical rates of exchange, and income and expense amounts at the average exchange rate for the period. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in “Accumulated other comprehensive income” as equity in the consolidated balance sheets. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured to the reporting currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses resulting from foreign currency transactions are included within “Other income (expense), net” in the consolidated statements of operations. For the years ended December 31, 2019 and 2018, foreign currency transaction loss amounted to $1.2 million and $2.4 million, respectively.
Comprehensive Loss
The Company’s comprehensive loss consists of net loss and foreign currency translation adjustments arising from the consolidation of the Company’s foreign subsidiaries.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019 and 2018

Deferred Offering Costs
In 2018, we capitalized $1.5 million of deferred offering costs, consisting of legal, accounting and other fees and costs relating to our IPO, which, upon completion of the IPO, were reclassified to equity to offset the IPO proceeds.
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
The calculation of share-based compensation expense requires the Company to make assumptions and judgments about the variables used in the Black-Scholes model, including the expected term, expected volatility of the underlying common shares, risk-free interest rate and dividends.
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
Recent Accounting Standards
Periodically, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s consolidated financial statements upon adoption. Under the Jumpstart Our Business Startups Act of 2012, or JOBS Act, the Company meets the definition of an emerging growth company, and has elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act. The Company will remain an emerging growth company until the earliest of (1) the last day of its first fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.
The following recent accounting pronouncements issued by the FASB, could have a material effect on our financial statements:

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019 and 2018

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
Recently Issued Accounting Standards
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in the accounting standards. The standard eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also clarifies and simplifies other aspects of the accounting for income taxes. The standard is effective for non-public business entities and emerging growth companies for fiscal years after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company is currently evaluating the impact that this guidance will have upon its financial position and results of operations, if any.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement: Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements for fair value measurements. The modifications removed the following disclosure requirements: (i) the amount of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) the policy for timing of transfers between levels; and (iii) the valuation processes for Level 3 fair value measurements. This ASU added the following disclosure requirements: (i) the changes in unrealized gains and losses for the period included in other comprehensive income ("OCI") for recurring Level 3 fair value measurements held at the end of the reporting period; and (ii) the range and weighted average of significant observable inputs used to develop Level 3 fair value measurements. This update is effective for non-public business entities and emerging growth companies for annual and interim periods beginning after December 15, 2020, with early adoption permitted. As the requirements of this literature are disclosure only, ASU 2018-13 will not impact our financial condition or results of operations.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of their classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases today. ASC 842 supersedes the previous leases standard, ASC 840 Leases. The standard is effective for non-public business entities and emerging growth companies for fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021. Early adoption is permitted. The Company is currently assessing the impact the adoption of ASC 842 will have on its consolidated financial statements and footnote disclosures.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019 and 2018

3.     Balance Sheet Accounts
Inventory, Net

	December 31,
	2019	2018

	(in thousands)
Raw materials	$5,506	$3,349
Work in process	1,200	1,244
Finished goods	21,954	20,252
	$28,660	$24,845

Prepaid Expenses and Other Current Assets

	December 31,
	2019	2018

	(in thousands)
Prepaid insurance	$2,371	$1,126
Prepaid raw materials and accessories	1,885	1,832
Prepaid taxes	1,234	634
Other	1,267	711
	$6,757	$4,303

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019 and 2018

Property and Equipment, Net

	December 31,
	2019	2018

	(in thousands)
Machinery and equipment	$8,045	$7,145
Building improvements	6,443	—
Furniture and fixtures	3,614	2,536
Building	2,472	—
Leasehold improvements	2,101	8,062
Land	802	—
Vehicles	463	400
Total	23,940	18,143
Less: Accumulated depreciation and amortization	(7,522)	(5,230)
	$16,418	$12,913

For the years ended December 31, 2019 and 2018, depreciation and amortization expense related to property and equipment was $2.7 million and $2.2 million, respectively.
The Company entered into capital leases relating to equipment and vehicles and recorded the fair value of the lease payments on the initial contract date and is amortizing the assets over the term of the leases. As of December 31, 2019 and 2018, the gross asset value for capital lease assets was $1.5 million and $1.4 million, respectively. Depreciation expense for assets under capital leases was $84,000 and $89,900 for the years ended December 31, 2019 and 2018, respectively.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019 and 2018

Accrued Liabilities
Accrued liabilities consisted of the following:

	December 31,
	2019	2018

	(in thousands)
Performance bonus	$2,080	$1,295
Payroll and related expenses	1,996	1,300
Bonus feature of stock option grants	4,212	1,763
Taxes	—	479
Commissions	522	487
Professional and legal services	500	122
Short-term minimum lease payments under capital leases	258	336
Warranty reserve	313	148
Advisory board and board of director related expenses	124	165
Other	672	30
	$10,677	$6,125

Other Liabilities, Short Term
Other liabilities, short-term consisted of the following:

	December 31,
	2019	2018

	(in thousands)
Repurchase of warrants	$—	$2,261
Contingent equity consideration (see Note 11)	922	914
Deferred revenue	785	908
Cash payable for asset acquisitions (see Note 11)	492	—
	$2,199	$4,083

In August 2017, the Company repurchased warrants for $4.7 million of which $2.3 million was still outstanding as of December 31, 2018. The outstanding amount was paid on July 25, 2019.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019 and 2018

Other Liabilities, Long Term
Other liabilities, long-term consisted of the following:

	December 31,
	2019	2018

	(in thousands)
Contingent equity consideration (see Note 11)	$—	$914
Deferred revenue	1,344	1,186
Cash payable for asset acquisitions (see Note 11)	781	883
Other	336	568
	$2,461	$3,551

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
The Company’s goodwill and most intangibles at December 31, 2019 are the result of acquisitions of certain assets formerly owned by VeriTeQ Corporation in November 2015 and Femiline AB in November 2017, and business acquisitions of Establishment Labs Brasil Productos para Saude Ltda. in January 2016, European Distribution Center Motiva BVBA in March 2016 and Motiva Implants France in September 2016. Finite-lived intangibles are amortized over their estimated useful lives based on expected future benefit.
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
There were no changes in the carrying amount of goodwill during the year ended December 31, 2019:

	Balance as of January 1, 2019	Additions	Accumulated Impairment Losses	Balance as of December 31, 2019

	(in thousands)
Goodwill	$465	$—	$—	$465

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019 and 2018

The carrying amounts of intangible assets other than goodwill as of December 31, 2019 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives

	(in thousands)			(in years)
Patents and license rights	$1,693	$(766)	$927	7-12
Customer relationships	1,896	(836)	1,060	4-10
510(k) authorization	567	(156)	411	15
Developed technology	62	(39)	23	10
Capitalized software development costs	780	(98)	682	2-5
Other	75	(28)	47	2-5
Capitalized patents and license rights not yet amortized	291	—	291
	$5,364	$(1,923)	$3,441

The carrying amounts of intangible assets other than goodwill as of December 31, 2018 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives

	(in thousands)			(in years)
Patents and license rights	$1,669	$(564)	$1,105	7-12
Customer relationships	1,896	(381)	1,515	4-10
510(k) authorization	567	(118)	449	15
Developed technology	62	(34)	28	10
Capitalized software development costs	98	(98)	—	2
Other	75	(18)	57	2-5
Capitalized patents and license rights not yet amortized	291	—	291
	$4,658	$(1,213)	$3,445

The amortization expense associated with intangible assets was $0.6 million for years ended December 31, 2019 and 2018. Non-product related amortization is recorded in SG&A while product related amortization is recorded in cost of revenue.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019 and 2018

As of December 31, 2019, the amortization expense related to identifiable intangible assets, with definite useful lives, in future periods is expected to be as follows:

Year Ending December 31,	(in thousands)
2020	$865
2021	821
2022	495
2023	251
2024	235
Thereafter	483
Total	$3,150

The Company evaluates the recoverability of goodwill and indefinite-lived intangible assets annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. As of December 31, 2019, no triggering events have occurred which would indicate that the acquired intangible asset values may not be recoverable.
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
For the Years Ended December 31, 2019 and 2018

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy at period end:

	Fair Value Measurements at December 31, 2019
	Total	Level 1	Level 2	Level 3

	(in thousands)
Liabilities
Madryn put option liability	$3,072	$—	$—	$3,072
Acquisition-related contingent consideration	922	—	—	922
	$3,994	$—	$—	$3,994

	Fair Value Measurements at December 31, 2018
	Total	Level 1	Level 2	Level 3

	(in thousands)
Liabilities
Madryn put option liability	$4,768	$—	$—	$4,768
Acquisition-related contingent consideration	1,828	—	—	1,828
	$6,596	$—	$—	$6,596

The fair value measurement of derivatives and contingent consideration related to the business acquisition completed in fiscal 2017 is based on significant inputs not observed in the market and thus represents a Level 3 measurement.
In August 2017 the Company entered into a credit agreement, or the Madryn Credit Agreement, with Madryn Health Partners, LP, or Madryn, as administrative agent, and a syndicate of lenders (see Note 6). The Company determined that the Madryn Credit Agreement contained put options related to early redemption mandatory prepayment terms in case of change in control or an event of default and a call option related to voluntary repayment option. The Company allocated a fair value of $15.1 million for these identified embedded derivatives as a debt discount on the original commitment date. An additional $5.0 million and $1.6 million debt discount was recorded on respective borrowing dates when the Company met the required milestones and borrowed an additional $10.0 million in the fourth quarter of fiscal 2017 and $25.0 million in August 2019 (see Note 6). The Company revalued the options as of each reporting period and recorded the change in the fair value in the consolidated statement of operations as other income or expense.
Valuation of the embedded derivatives is complex and requires interest rate simulation, estimating the resultant bond valuation and the resultant pay-off to the option holder. The Company estimated the fair value of the embedded redemption options based on a “with” and “without” approach using the Black-Derman-Toy model, a form of the Binomial Lattice Model that captures interest rate variability and the prepayment optionality. The Binomial Lattice Model allows for the possibility of exercise before the end of the option’s life and considers future interest rates, volatility and other data with regards to the Company’s credit rating and credit spread. The value of the embedded derivatives was based on the difference between the “with” and “without” analysis. The probability of a change in control occurring was determined to be 50% at December 31, 2019 and 50% at December 31, 2018.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019 and 2018

The Company used the following assumptions to value Madryn derivatives:
Put Option Liability (Madryn)

	December 31, 2019	December 31, 2018
Interest rate volatility	21.4%	17.4%
Market yield rate	10.1%	13.0%
Term (in years)	5.75	4.5
Dividend yield	—%	—%

On November 17, 2017, the Company and Femiline AB and Johan Anderson, or the Seller, entered into an agreement to purchase certain assets from the Seller. The assets purchased included all existing inventory previously sold by the Company to the Seller, all customer relationships and a covenant not to compete. The aggregate purchase price for the assets purchased was 100,000 Class A Ordinary shares of the Company, contingently issuable upon achievement of specific milestones. Based on the valuation of the Company’s shares performed by a valuation specialist, the contingently issuable shares had an aggregate value of $1.0 million calculated as a product of contingently issuable shares and estimated fair value per share on the date of the agreement (see Note 11). As of December 31, 2019, the Company has issued 66,666 shares to the Seller as the milestones for fiscal 2018 and 2019 were met. As of December 31, 2019, the fair value of the contingently issuable shares was determined using the closing price of the Company’s publicly traded shares.
As of December 31, 2019 and 2018, the short term and long term portions of contingent consideration liability were included in “Other liabilities, short term” and “Other liabilities, long term”, respectively.
The estimates are based, in part, on subjective assumptions and could differ materially in the future. During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at fair value using Level 3 inputs. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the years ended December 31, 2019 and 2018.
The fair value of the debt redemption feature liability includes the estimated volatility and risk-free rate.  The higher/lower the estimated volatility, the higher/lower the value of the debt redemption feature liability. The higher/lower the risk-free interest rate, the higher/lower the value of the debt redemption feature liability.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019 and 2018

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments as follows:

	Acquisition-related Contingent Consideration	Put Option Liability (Madryn)	Call Option Liability (Madryn)
Balance at December 31, 2017	$964	$20,302	$360
Change in fair value	1,727	(15,534)	(360)
De-recognition during period	(863)	—	—
Balance at December 31, 2018	1,828	4,768	—
Issuance of financial instruments	—	1,356	—
Change in fair value	(276)	(3,052)	—
Settlement	(630)	—	—
Balance at December 31, 2019	$922	$3,072	$—
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
Pursuant to the June 2019 amendment, the Company became eligible to borrow an additional $10.0 million (Term B-3) and $15.0 million (Term B-4) on or before September 30, 2019 and December 31, 2019, respectively. The Company borrowed the available funds under both tranches equal to $25.0 million on August 12, 2019, bringing up the total outstanding principal balance to $65.0 million as of December 31, 2019.
In connection with the Madryn Credit Agreement, the Company and certain of its subsidiaries, granted a security interest in substantially all of their assets, including, without limitation, intellectual property, and pledges of certain shares of the Company’s subsidiaries, subject to certain excluded collateral exceptions.
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
Prior to the effectiveness of the June 17, 2019 amendment, borrowings under the Madryn Credit Agreement bore interest at a rate equal to 3-month LIBOR plus 11.0% per annum. As of the amendment on June 17, 2019, borrowings under the Madryn Credit Agreement bear interest at a rate equal to 3-month LIBOR plus 8.0% per annum provided that no default has occurred. In an event of a default, the interest would increase by an additional 4.0% per annum. The effective interest rate under the amended Madryn Credit Agreement is 18.4%, and the

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019 and 2018

weighted average interest rate was approximately 12.2% at December 31, 2019. The Company incurred $6.2 million and $5.4 million in interest expense in connection with Madryn Credit Agreement during the years ended December 31, 2019 and 2018, respectively, including $0.3 million of direct costs to amend the Madryn Credit Agreement in June 2019, which were expensed as interest expense. No principal payments are due on the term loans until the final maturity date on September 30, 2025.
The Company also determined that the Madryn Credit Agreement contained put options which are mandatory repayment provisions related to liquidity events or an event of default and a call option related to voluntary repayment option. The Company allocated a fair value of $15.1 million for these embedded derivatives as a debt discount on the original commitment date in August 2017. An additional $5.0 million and $1.6 million debt discount was recorded on respective borrowing dates when the Company met the required milestones and borrowed an additional $10.0 million in the fourth quarter of fiscal 2017 and $25.0 million in August 2019. The Company revalues the embedded derivatives as of each reporting period and records the change in the fair value in the consolidated statement of operations as other income or expense (see Note 5). The Company also incurred legal expenses of $1.3 million in 2017 and $0.3 million in 2019, which were recorded as a debt discount and are being amortized over the term of the Madryn Credit Agreement.
The Company recorded Madryn debt on the balance sheets as follows:

	2019	2018

	(in thousands)
Principal	$65,000	$40,000
Net unamortized debt discount and issuance costs	(16,858)	(17,678)
Net carrying value of Madryn debt	$48,142	$22,322

As of December 31, 2019, the Company is in compliance with all financial debt covenants.
7.     Commitments and Contingencies
Operating Leases
We lease certain facilities under various operating leases. Most of the lease agreements provide us with the option of renewing our leases at the end of the initial lease term, at fair market rates. In most cases, we expect that in the normal course of business, facility leases will be renewed or replaced by other leases.
For the years ended December 31, 2019 and 2018 rent expense was $1.1 million and $1.0 million, respectively.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019 and 2018

Future minimum lease payments under the operating leases as of December 31, 2019 were as follows:

Years Ending December 31,	Operating Leases
(in thousands)
2020	$603
2021	467
2022	406
2023	374
2024	365
Thereafter	1,373
$3,588

Capital Lease
The Company entered into capital lease arrangements relating to software, equipment and vehicles. The lease periods are from three to seven years. The repayments are made monthly with an interest rates ranging from 7% to 12% per year.
Future minimum lease payments under these capital leases as of December 31, 2019 were as follows:

Years Ending December 31,	Capital Leases
(in thousands)
2020	$286
2021	178
2022	39
2023	—
2024	—
503
Interest included in the above payments	(38)
Amount payable without interest	465
Short-term minimum capital lease payments (included in accrued liabilities)	258
Long-term minimum capital lease payments	$207

Contingencies
Periodically, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual or disclosure at December 31, 2019 and December 31, 2018 except for contingent liabilities related to asset acquisitions (see Note 11).
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
For the Years Ended December 31, 2019 and 2018

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
8.    Shareholders’ Equity
Under the Memorandum of Association and Articles of Association, or Articles, in effect as of December 31, 2019 and December 31, 2018, the Company had authorized an unlimited number of common shares with no par value.
As of December 31, 2019 and 2018, 21,057,040 and 20,672,025 shares, respectively, of common shares were issued and 20,648,970 and 20,263,955 shares, respectively, were outstanding.
During the year ended December 31, 2019, the Company issued common shares in connection with an exercise of outstanding warrants (see Note 9) and as consideration for certain assets acquired (see Note 11). The Company also granted stock options to employees and contractors (see Note 10).
The Company had reserved common shares for future issuances at December 31:

	2019	2018
Warrants to purchase shares	5,500	104,826
Options to purchase shares	1,837,576	1,486,363
Remaining shares available under the 2018 Equity Incentive Plan	1,312,648	1,015,148
Shares issuable on vesting of restricted stock awards	128,682	314,123
Remaining shares available under the 2018 ESPP	287,000	100,000
Total	3,571,406	3,020,460

9.    Warrants
In March 2017, the Company issued warrants for the purchase of 145,000 Class B ordinary shares to parties related to Rockport Ventures, with a fixed exercise price of $3.80 per share.
During the year ended December 31, 2019, warrants to purchase 92,231 shares were net exercised to obtain 87,321 shares. As of December 31, 2019 and 2018, 5,500 and 104,826 warrants to purchase the Company’s common shares, respectively, were outstanding and exercisable:

Warrant Holder	Issue Date	In Connection With	Warrant to Purchase	Shares	Exercise Price	Expiration Date
Rockport	3/3/2017	Loan agreement	Common	5,500	$3.80	8/28/2022

10.     Share-Based Compensation
In December 2015, the Board of Directors approved and adopted the 2015 Equity Incentive Plan, or 2015 Plan.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019 and 2018

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
Pursuant to the “evergreen” provision contained in the 2018 Plan, the number of common shares reserved for issuance under the 2018 Plan automatically increases on first day of each fiscal year, commencing on January 1, 2019, in an amount equal to the least of (1) 750,000 shares, (2) 4% of the total number of the Company’s common shares outstanding on the last day of the preceding fiscal year, or (3) a number of common shares as may be determined by the Company’s Board of Directors prior to any such increase date. On January 1, 2019, the number of common shares authorized for issuance increased automatically by 750,000 shares in accordance with the evergreen provision, increasing the number of common shares reserved under the 2018 Plan to 2,250,000. On January 1, 2020 the number of common shares authorized for issuance increased automatically by another 750,000 shares increasing the number of common shares reserved under the 2018 Plan to 3,000,000.
During the periods presented, the Company recorded the following share-based compensation expense for stock options and restricted stock awards:

	2019	2018

	(in thousands)
Sales, general and administrative	$5,021	$3,400
Research and development	1,505	3,920
Total	$6,526	$7,320

Stock Options

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2018	1,486,363	$11.43	8.74	$23,778
Granted (weighted-average fair value of $13.39 per share)	510,000	23.82
Exercised	(80,991)	8.78
Forfeited/canceled	(77,796)	22.02
Balances at December 31, 2019	1,837,576	$14.54	8.06	$24,122

As of December 31, 2019, 732,411 options were vested and exercisable with weighted-average exercise price of $7.72 per share and a total aggregate intrinsic value of $14.6 million.
During the year ended December 31, 2019, 80,991 options were exercised at a price of $8.78 per share. The intrinsic value of the options exercised during the years ended December 31, 2019 and 2018 was $1.5 million and

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019 and 2018

$3.0 million, respectively. Upon the exercise of stock options, the Company issued new shares from its authorized shares.
At December 31, 2019, unrecognized compensation expense was $6.6 million related to stock options granted to employees and Board of Directors and $3.2 million related to stock options granted to consultants. The weighted-average period over which such compensation expense will be recognized is 2.4 years.
Stock Options Granted to Employees
Share-based compensation expense for employees is based on the grant date fair value. The Company recognizes compensation expense for all share-based awards ratably on a straight-line basis over the requisite service period of the awards, which is generally the vesting term of four years. During the year ended December 31, 2019 and 2018, the Company recognized $2.2 million and $0.9 million, respectively, of stock-based compensation expense for stock options granted to employees.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019 and 2018

The fair value of stock options granted to employees was estimated using the following assumptions:

	2019	2018
Volatility	56.0%	56.0% - 57.0%
Risk-free interest rate	1.6%-2.6%	2.7% - 3.1%
Term (in years)	6.25	6.25
Dividend yield	0%	0%

Stock Options Granted to Non-Employees
Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned using an accelerated attribution method. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered. For the years ended December 31, 2019 and 2018, the Company recognized expense of $3.2 million and $4.3 million for stock options granted to consultants.
The fair value of stock options granted to consultants was estimated using the following assumptions during the following periods presented:

	2019	2018
Volatility	56.0% - 57.0%	58.0% - 59.0%
Risk-free interest rate	1.7% - 2.1%	2.8% - 3.1%
Term (in years)	10.0	10.0
Dividend yield	0.0%	0.0%

Restricted Stock
Each vested RSA entitles the holder to be issued one common share. These awards vest according to a vesting schedule determined by the Compensation Committee of the Company’s Board of Directors, generally over a one to four-year period.
The following table represents RSA activity for fiscal 2019:

	Restricted Stock Awards	Weighted- Average Grant Date Fair Value
Outstanding unvested at December 31, 2018	314,123	$8.57
Granted	—	—
Vested	(181,107)	8.88
Forfeited/canceled	(4,334)	9.63
Outstanding unvested at December 31, 2019	128,682	$11.81

The fair value of restricted stock is the grant date market value of common shares. The Company recognizes share-based compensation expense related to restricted stock using a straight-line method over the vesting term of the awards. The share-based compensation expense for RSAs that vested during the year ended December

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019 and 2018

31, 2019 and 2018, was $1.1 million and $2.1 million, which was calculated based on the market value of the Company’s common shares on the applicable date of vesting.
As of December 31, 2019, we had unrecognized share-based compensation cost of approximately $1.2 million associated with unvested restricted stock awards. This cost is expected to be recognized over a weighted-average period of approximately 1.6 years.
11.    Business Combinations and Asset Acquisitions
Business Combinations
On November 17, 2017, the Company and Femiline AB and Johan Anderson, or the Seller, entered into an agreement to purchase certain assets from the Seller. The assets purchased included all existing inventory previously sold by the Company to the Seller, all customer relationships and a covenant not to compete. The aggregate purchase price for the assets purchased was 100,000 Class A Ordinary shares of the Company, contingently issuable upon achievement of specific milestones. Based on the valuation of the Company’s shares performed by a valuation specialist, the contingently issuable shares had an aggregate value of $1.0 million. The book value of the inventory at the time of the acquisition was approximately $0.7 million, which was revalued on the transaction date to be the estimated selling price less the cost to sell, which increased the fair value of the inventory to approximately $1.5 million. As of December 2019, the Company has issued 66,666 shares to the Seller as the milestones for fiscal 2018 and 2019 were met. Concurrently, the Company entered into a Separation Agreement with Novaform Ltd, or Novaform, and Pantelis Ioannou. In April 2015, Novaform had become a distributor for Establishment Labs S.A., a wholly-owned subsidiary of the Company and subsequently sublicensed its distribution rights to Femiline AB. Under the Separation Agreement, Novaform agreed to relinquish the distribution rights back to the Company for $1.0 million in cash and 35,714 Class A ordinary shares. Based on the valuation of the Company’s shares performed by a valuation specialist, the fair value of the shares issued was $0.3 million.
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

As of December 31, 2019, the Company has fully paid for the business combination.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019 and 2018

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

As of December 31, 2019, the Company has fully paid for the Austria asset acquisition.
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
For the Years Ended December 31, 2019 and 2018

Allocation of Purchase Price:	(in thousands)
Inventory	$2,137
Customer relationships	428
Covenant not to compete	57
Total purchase price allocated	$2,622

Per the asset purchase agreement entered into with the German seller, the German Seller is entitled to three milestone payments in the next three fiscal years following the year ended December 31, 2018. The German Seller will receive annual payments of €360,000 (approximately $404,000), €420,000 (approximately $471,000) or €480,000 (approximately $538,000) if the German Seller meets none, one, or both of the required milestones, respectively. Only the present value of the guaranteed minimum milestone payments of €360,000 per year for the next three years were included in the purchase price. Contingent consideration will be recognized when the contingency is deemed probable and reasonably estimable.
As of December 31, 2018, the Company has fully paid for the German asset acquisition excluding the milestone payments of $1.2 million. The Company determined that it is probable that the Germany seller will achieve both of the fiscal 2019 milestones and accrued an additional €120,000 (approximately $135,000) as of December 31, 2019.
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

As of December 31, 2019, the Company has fully paid for the Spain asset acquisition.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019 and 2018

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
The purchase price and allocation of purchase price were as follows:

Purchase Price:	(in thousands)
Cash consideration	$100
Fair market value of common shares issued on effective date	120
Cash paid for inventory	123
Total purchase price	$343

Allocation of Purchase Price:	(in thousands)
Inventory	$235
Customer relationships	108
Total purchase price allocated	$343

As of December 31, 2019, the Company has fully paid for the U.K. asset acquisition excluding the future cash payment to be paid in April 2020.
12.    Income Taxes
For the years ended December 31, 2019 and 2018, loss before income tax provision consisted of the following:

	2019	2018
	(in thousands)
Costa Rica operations	$5,022	$3,422
Non-Costa Rica operations	(42,532)	(24,305)
	$(37,510)	$(20,883)

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019 and 2018

For the years ended December 31, the income tax provision consisted of the following:

	2019	2018
	(in thousands)
Current
Costa Rica	$—	$105
Non-Costa Rica	640	110
Total current	640	215
Deferred
Costa Rica	—	—
Non-Costa Rica	—	—
Total deferred	—	—
Total provision	$640	$215

The items accounting for the difference between income taxes computed at the Costa Rica statutory income tax rate and the income tax provision consisted of the following at December 31:

	2019		2018
	(in thousands)
Tax benefit at Costa Rica statutory rate	$(11,253)	30%	$(6,265)	30%
Foreign tax rate differential	10,623	(29)	4,335	(21)
Tax rate changes	6	—	42	—
Return to provision adjustment	391	(1)	553	(3)
Tax credits	(56)	—	(75)	—
Change in valuation allowance	2,271	(6)	2,439	(12)
Tax holiday benefit	(1,507)	4	(912)	4
Other	165	—	98	1
	$640	(2)%	$215	(1)%

The Company's tax holiday benefit was related to the Company’s subsidiary in Costa Rica which enjoyed a zero percent tax rate for the years ended December 31, 2019 and 2018. The zero percent tax holiday was granted in August 2018 for a period of 8 years through the year 2026.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019 and 2018

As of December 31, the components of the Company's deferred tax assets and liabilities are as follows:

	2019	2018
	(in thousands)
Accruals and reserves	$128	$62
Intangibles	93	73
Stock compensation	206	131
Net operating loss	7,842	5,738
R&D credits	85	97
Other	(93)	(46)
Valuation allowance	(8,261)	(6,055)
Total net deferred tax liabilities	$—	$—

As of December 31, 2019, the Company assessed that it is more-likely-than-not that it will not realize its deferred tax assets based on the absence of sufficient positive objective evidence that it would generate sufficient taxable income in its Costa Rica, Brazil and U.S. tax jurisdictions to realize the deferred tax assets. The Company intends to continue maintaining a full valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.
As of December 31, 2019, the Company had U.S. and California tax credit carryforwards of approximately $0.1 million in total. The federal research credits begin to expire in 2037. However, the California research credits can be carried forward indefinitely.
As of December 31, 2019, the Company had U.S. federal, states and Brazil net operating losses of approximately$18.4 million, $3.8 million and $11.2 million, respectively. The U.S. federal net operating losses of $4.5 million generated prior to 2018 and state net operating losses will begin to expire December 31, 2030. The U.S. federal net operating losses of $13.9 million generated in 2018 and 2019 will be carried forward indefinitely. Brazil net operating losses can be carried forward indefinitely. The United States federal and California laws impose restrictions on the utilization of net operating loss carryforwards and R&D credit carryforwards in the event of a change in ownership of the Company, which constitutes an “ownership change” as defined by Internal Revenue Code Sections 382 and 383. The Company has not performed a detailed analysis to determine whether an ownership change under Section 382 and 383 of the Code has previously occurred. As a result, the Company’s ability to utilize existing carryforwards could be substantially restricted.
The Company is incorporated as an international business company with limited liability under International Business Companies Act, 1984 of the British Virgin Islands. As of December 31, 2019, the company also conducted business in Costa Rica, Belgium, France, Brazil, United Kingdom, Sweden, Italy, Switzerland, Germany, Austria, Argentina, Spain and the United States and is subject to tax in these jurisdictions. As a result, the Company's worldwide income will be subject to the tax rates in which its income is generated and as such its effective tax rate may fluctuate based on the geographic distribution of its earned income or losses and the applicable tax laws in which those earnings or losses were generated.
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
Accounting for Uncertainty in Income Taxes
The Company has adopted ASC 740-10 Accounting for Uncertainty in Income Taxes (formerly FIN 48). ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019 and 2018

measurement of uncertain tax positions taken or expected to be taken in the Company's income tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. For the years ended December 31, 2019 and 2018 the Company has no material uncertain tax positions. The Company has R&D credits in the United States and has recorded reserves of $20,000 which offsets R&D credit deferred tax assets. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within the next 12 months. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.
As of December 31, 2019, the Company is subject to taxation in Belgium, Brazil, UK, Sweden, Germany, Spain, and the United States and the Company’s fiscal tax years 2015 through 2019 are subject to examination by the tax authorities.
Revenue From Contracts With Customers
The Company adopted ASC 606, Revenue From Contracts With Customers, in the first quarter of 2019. There is no material tax adjustment required due to the adoption of ASC 606.
13.    Net Loss Per Share
The following table summarizes the computation of basic and diluted net loss per share for the periods presented:

	Year Ended December 31,
	2019	2018

	(in thousands, except share and per share data)
Numerator:
Net loss	$(38,150)	$(21,098)
Denominator:
Weighted average common shares used for basic and diluted earnings per share	20,541,528	17,350,705

Loss per share:
Basic and diluted	$(1.86)	$(1.22)

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
The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares at December 31:

	2019	2018
Options to purchase shares	1,689,016	1,486,363
Shares issuable on vesting of restricted stock awards	128,682	314,123
Warrants to purchase shares	5,500	104,826
Total	1,823,198	1,905,312

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019 and 2018

14.    Related Party Transactions
During the years ended December 31, 2019 and 2018, the Company recorded revenue of $0.7 million and $0.9 million, respectively, for product sales to Herramientas Medicas, S.A., a distribution company owned by a family member of the Chief Executive Officer of the Company. Accounts receivable owed to the Company from this distribution company amounted to approximately $0.2 million as of December 31, 2019 and 2018.
In May 2016, the Company entered into a scientific board advisory agreement with Dr. Manuel Enrique Chacón Quirós pursuant to which Dr. Chacón Quirós joined the Company’s Scientific Advisory Board, provided general scientific advice, and served as a clinical investigator, among other services. In exchange for these services, Dr. Chacón Quirós was granted options to purchase 20,580 shares, vesting over four years in equal annual installments, provided that he continues to provide these services at such times. In September 2016, the Company entered into a separate agreement with Dr. Chacón Quirós to maintain his clinic in Costa Rica as a MotivaImagine Excellence Center and to host and train physicians in the use of the Company products in relevant procedures, among other services, in exchange for cash reimbursement of up to $4,500 per day that such services are rendered. Dr. Chacón Quirós resigned from the Company’s Scientific Advisory Board in November 2019. Dr. Chacón Quirós is the brother of our Chief Executive Officer, Juan José Chacón Quirós. During the years ended December 31, 2019 and 2018, the Company paid Dr. Chacón Quirós approximately $145,000 and $90,000, respectively, for services rendered.
During the years ended December 31, 2019 and 2018, the Company recorded revenue of approximately zero and $40,000, respectively, for product sales to Motiva Netherlands BV, a distribution and agency company owned by Erick Vogelanzeng, our Vice President of Sales, Europe. There were no accounts payable due to this distribution company at December 31, 2019 and December 31, 2018. As of July 8, 2019, Mr. Vogelanzeng transferred his ownership interest in Motiva Netherlands BV.
15.     Employee Benefits
Short-term employee benefits, including vacation (paid absences) and year-end bonuses (also known as 13th month salary), are current liabilities included in accrued liabilities on the consolidated balance sheets and are calculated at the non-discounted amount that the Company expects to pay as a result of uncharged employee salaries or retentions.
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
The 45 employees in Brazil are represented by a labor union.
16.    Subsequent Events
On January 29, 2020, the Company entered into an underwriting agreement with several underwriters relating to the issuance and sale of 2,285,714 common shares, no par value at a price of $26.25 per share. The underwriters have exercised their 30-day option to purchase an additional 342,857 common shares. The closing of the follow-on offering occurred February 3, 2020. The net proceeds to the Company from the offering is approximately $63.9 million, after deducting underwriting discounts and commissions and estimated offering expenses.
Between January 1, 2020 and March 16, 2020, the Board of Directors approved grants of 80,953 shares of stock options under the 2018 Plan.
The Company received notification from the U.S. Patent & Trademark Office that on March 24, 2020, the Company will be issued a key patent protecting its proprietary implant surface technology. The U.S. Patent No. 10,595,979 will cover breast implant surface architectures.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESTABLISHMENT LABS HOLDINGS INC.

Dated:	March 16, 2020	By:	/s/ Juan José Chacón Quirós

		Name:	Juan José Chacón Quirós
		Title:	Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Juan José Chacón Quirós	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2020
Juan José Chacón Quirós
/s/ Renee M. Gaeta	Chief Financial Officer (Principal Financial and Accounting Officer) (Authorized Representative in the United States)	March 16, 2020
Renee M. Gaeta
/s/ Nicholas Lewin	Chairman of the Board of Directors	March 16, 2020
Nicholas Lewin
/s/ Lisa N. Colleran	Director	March 16, 2020
Lisa N. Colleran
/s/ Dennis Condon	Director	March 16, 2020
Dennis Condon
/s/ Lisa Gersh	Director	March 16, 2020
Lisa Gersh
/s/ David Hung, M.D.	Director	March 16, 2020
David Hung, M.D.
/s/ Edward Schutter	Director	March 16, 2020
Edward Schutter