Form 10-Q
period 2020-03-31
ESTABLISHMENT LABS HOLDINGS INC.
filed 2020-05-08
CIK 1688757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
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
The number of the registrant’s common shares outstanding as of May 7, 2020 was 23,328,791.

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

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this report. Any statements that refer to projections of our future financial or operating performance, anticipated trends in our business (including the impact of the COVID-19 outbreak), our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about future operating results, are forward-looking statements.
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

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash	$93,596	$37,655
Accounts receivable, net of allowance for doubtful accounts of $1,575 and $1,026	21,615	22,767
Inventory, net	25,512	28,660
Prepaid expenses and other current assets	7,173	6,757
Total current assets	147,896	95,839
Long-term assets:
Property and equipment, net of accumulated depreciation	16,235	16,418
Goodwill	465	465
Intangible assets, net of accumulated amortization	3,465	3,441
Other non-current assets	362	368
Total assets	$168,423	$116,531
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$9,881	$10,366
Accrued liabilities	10,555	10,677
Other liabilities, short term	2,024	2,199
Total current liabilities	22,460	23,242
Long-term liabilities:
Note payable, Madryn, net of debt discount and issuance costs	48,529	48,142
Madryn put option	5,001	3,072
Other liabilities, long term	2,126	2,461
Total liabilities	78,116	76,917
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common shares - zero par value, unlimited amount authorized; 23,735,013 and 21,057,040 shares issued at March 31, 2020 and December 31, 2019, respectively; 23,326,943 and 20,648,970 shares outstanding at March 31, 2020 and December 31, 2019, respectively	211,734	147,688
Additional paid-in-capital	22,799	21,214
Treasury shares, at cost, 408,070 shares held at March 31, 2020 and December 31, 2019	(2,854)	(2,854)
Accumulated deficit	(144,884)	(127,125)
Accumulated other comprehensive income	3,512	691
Total shareholders’ equity	90,307	39,614
Total liabilities and shareholders’ equity	$168,423	$116,531

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue	$24,481	$20,778
Cost of revenue	9,003	9,526
Gross profit	15,478	11,252
Operating expenses:
Sales, general and administrative	18,984	16,056
Research and development	4,199	3,584
Total operating expenses	23,183	19,640
Loss from operations	(7,705)	(8,388)
Interest income	8	6
Interest expense	(2,146)	(2,242)
Change in fair value of derivative instruments	(1,929)	(32)
Change in fair value of contingent consideration	440	225
Other expense, net	(6,196)	(304)
Loss before income taxes	(17,528)	(10,735)
Provision for income taxes	(231)	(44)
Net loss	$(17,759)	$(10,779)

Basic and diluted net loss per share	$(0.79)	$(0.53)
Weighted average outstanding shares used for basic and diluted net loss per share	22,456,365	20,495,671

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net loss	$(17,759)	$(10,779)
Other comprehensive income:
Foreign currency translation gain	2,821	67
Other comprehensive gain	2,821	67
Comprehensive loss	$(14,938)	$(10,712)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statement of Shareholders’ Equity
(Unaudited) (In thousands, except share data)

	Common Shares		Treasury Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2020	21,057,040	$147,688	(408,070)	$(2,854)	$21,214	$(127,125)	$691	$39,614
Issuance of common stock, net of underwriters’ discount and issuance costs	2,628,571	63,855	—	—	—	—	—	63,855
Stock option exercises	39,723	181	—	—	—	—	—	181
Share-based compensation	11,062	11	—	—	1,618	—	—	1,629
Shares withheld to cover income tax obligation upon vesting of restricted stock	(1,383)	(1)	—	—	(33)	—	—	(34)
Foreign currency translation gain	—	—	—	—	—	—	2,821	2,821
Net loss	—	—	—	—	—	(17,759)	—	(17,759)
Balance at March 31, 2020	23,735,013	$211,734	(408,070)	$(2,854)	$22,799	$(144,884)	$3,512	$90,307

	Common Shares		Treasury Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2019	20,672,025	$145,709	(408,070)	$(2,854)	$15,156	$(88,975)	$449	$69,485
Issuance of shares in an asset acquisition	12,404	337	—	—	—	—	—	337
Stock option exercises	5,941	84	—	—	—	—	—	84
Warrant exercises	70,567	113	—	—	(57)	—	—	56
Share-based compensation	45,394	45	—	—	1,791	—	—	1,836
Shares withheld to cover income tax obligation upon vesting of restricted stock	(2,528)	(3)	—	—	(53)	—	—	(56)
Foreign currency translation gain	—	—	—	—	—	—	67	67
Net loss	—	—	—	—	—	(10,779)	—	(10,779)
Balance at March 31, 2019	20,803,803	$146,285	(408,070)	$(2,854)	$16,837	$(99,754)	$516	$61,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(17,759)	$(10,779)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	833	633
Provision for doubtful accounts	599	112
Provision for inventory obsolescence	137	(83)
Share-based compensation	1,629	1,836
Loss from disposal of property and equipment	5	8
Unrealized foreign currency loss, net	5,845	892
Change in fair value of derivative instruments	1,929	32
Change in fair value of contingent consideration	(440)	(225)
Amortization of debt discount	388	868
Changes in operating assets and liabilities:
Accounts receivable	(171)	(2,883)
Inventory	438	1,744
Prepaid expenses and other current assets	(660)	(826)
Other assets	—	(11)
Accounts payable	366	(619)
Accrued liabilities	40	1,142
Other liabilities	19	161
Net cash used in operating activities	(6,802)	(7,998)
Cash flows from investing activities:
Purchases of property and equipment	(687)	(685)
Cash used in asset acquisition	—	(767)
Cost incurred for intangible assets	(262)	(3)
Net cash used in investing activities	(949)	(1,455)
Cash flows from financing activities:
Repayments on capital leases	(76)	(102)
Proceeds from issuance of common shares, net of underwriters’ discount and issuance costs	63,855	—
Proceeds from stock option exercises	181	84
Proceeds from warrant exercises	—	58
Tax payments related to shares withheld upon vesting of restricted stock	(34)	(56)
Net cash provided by (used in) financing activities	63,926	(16)
Effect of exchange rate changes on cash	(234)	(35)
Net (decrease)/increase in cash	55,941	(9,504)
Cash at beginning of period	37,655	52,639
Cash at end of period	$93,596	$43,135

Supplemental disclosures:
Cash paid for interest	$1,734	$1,402
Cash paid for income taxes	$1	$87

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Supplemental disclosures of non-cash investing and financing activities:
Unpaid balance for property and equipment	$395	$705
Assets acquired under capital leases	$—	$69
Equity consideration in an asset acquisition	$—	$337
Inventory acquired in an asset acquisition	$—	$1,104
Consideration payable related to asset acquisition	$1,257	$1,257

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Formation and Business of the Company
Formation and Business of the Company
Establishment Labs Holdings Inc. and its wholly owned subsidiaries (collectively “the Company”, “we”, “us”, or “our”) is a global company that manufactures and markets innovative medical devices for aesthetic and reconstructive plastic surgery. The Company was established in the British Virgin Islands on October 9, 2013, at which time Establishment Labs, S.A., the Costa Rican manufacturing company, was reincorporated as a wholly-owned subsidiary. As of March 31, 2020, the Company also has wholly-owned subsidiaries in the United States (JAMM Technologies, Inc. and Motiva USA LLC), Brazil (Establishment Labs Produtos para Saude Ltda), Belgium (European Distribution Center Motiva BVBA), France (Motiva Implants France SAS), Sweden (Motiva Nordica AB), Switzerland (JEN-Vault AG), the United Kingdom (Motiva Implants UK Limited), Italy (Motiva Italy S.R.L), Spain (Motiva Implants Spain, S.L.), Austria (Motiva Austria GmbH), Germany (Motiva Germany GmbH) and Argentina (Motiva Argentina S.R.L). Substantially all of the Company’s revenues are derived from the sale of silicone gel-filled breast implants, branded as Motiva Implants.
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
The Company is pursuing regulatory approval to commercialize its products in the United States. The Company received approval for an investigational device exemption, or IDE, from the FDA in March 2018 to initiate a clinical trial in the United States for its Motiva Implants. In August 2019, we have completed all patient surgeries for the IDE aesthetic cohorts, which include primary augmentation and revision. As of March 31, 2020, we are continuing to enroll subjects in the remaining reconstruction cohorts.
The Company has been expanding its global operations through a series of acquisitions and establishing wholly-owned subsidiaries. In November 2015, the Company purchased certain assets from Magna Equities I, LLC and established its wholly-owned subsidiary, JAMM Technologies, Inc., in the United States. In January 2016, the Company purchased a distribution company in Brazil to support the application to sell its products in Brazil. In March 2016, the Company purchased a storage and distribution company in Belgium to support its continued growth in Europe. In September 2016, the Company purchased a distribution company in France, and it also established a wholly-owned subsidiary in Switzerland. In November 2017, the Company acquired certain assets from Femiline AB and established its wholly-owned subsidiary in Sweden, Motiva Nordica AB. During 2018, the Company established wholly-owned subsidiaries in the United Kingdom and Italy and purchased certain assets from Menke Med GmbH, Motiva Matrix Spain SL and Belle Health Ltd. In 2019, the Company purchased certain assets from AFS Medical GMBH and established wholly-owned subsidiaries in Austria, Spain and Germany. In 2020, the Company established a wholly-owned subsidiary in Argentina.
Follow-On Offering
On January 29, 2020, the Company entered into an underwriting agreement with several underwriters relating to the issuance and sale of 2,285,714 common shares, no par value at a price of $26.25 per share. The underwriters exercised their 30-day option to purchase an additional 342,857 common shares. The closing of the follow-on offering occurred February 3, 2020. The net proceeds to the Company from the offering were $63.9 million, after deducting underwriting discounts and offering expenses.
2.    Summary of Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2020 as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s audited consolidated financial statements as of December 31, 2019 and 2018 and for the years then ended. Below are those policies with current period updates.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the years ended December 31, 2019 and 2018 presented in the Company’s Form 10-K filed on March 16, 2020, with the U.S. Securities and Exchange Commission.
The condensed consolidated financial statements include the Company’s accounts and those of its wholly owned subsidiaries as of March 31, 2020 as follows:

Subsidiary	Incorporation/Acquisition Date
Establishment Labs, S.A. (Costa Rica)	January 18, 2004
Motiva USA, LLC (USA)	February 20, 2014
JAMM Technologies, Inc. (USA)	October 27, 2015
Establishment Labs Produtos par Saude Ltda (Brazil)	January 4, 2016
European Distribution Center Motiva BV (Belgium)	March 4, 2016
Motiva Implants France SAS (France)	September 12, 2016
JEN-Vault AG (Switzerland)	November 22, 2016
Motiva Nordica AB (Sweden)	November 2, 2017
Motiva Implants UK Limited (the United Kingdom)	July 31, 2018
Motiva Italy S.R.L (Italy)	July 31, 2018
Motiva Implants Spain, S.L. (Spain)	January 3, 2019
Motiva Austria GmbH (Austria)	January 14, 2019
Motiva Germany GmbH (Germany)	August 1, 2019
Motiva Argentina S.R.L (Argentina)	February 7, 2020

All intercompany accounts and transactions have been eliminated in consolidation.
Unaudited Interim Condensed Consolidated Financial Information
The accompanying interim condensed consolidated financial statements as of March 31, 2020 and for the three months ended March 31, 2020 and 2019, and the related interim information contained within the notes to the condensed consolidated financial statements, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to state fairly the Company’s financial position as of March 31, 2020, and the results of its operations and cash flows for the three months ended March 31, 2020 and 2019. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full fiscal year 2020, or for any future period.
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
For the three months ended March 31, 2020 and 2019, Brazil accounted for 10.0% and 17.7% of consolidated revenue and no other individual country exceeded 10% of consolidated revenue, on a ship-to destination basis.
The Company’s long-lived assets located in Costa Rica represented the majority of the total long-lived assets as of March 31, 2020 and December 31, 2019.
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
Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and accounts receivable. The majority of the Company’s cash is held at two financial institutions in the United States. Balances in the Company’s cash accounts exceed the Federal Deposit Insurance Corporation, or FDIC, limit of $250,000. The Company has not experienced any losses to its deposits of cash.
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
During the three months ended March 31, 2020 and 2019, no customers accounted for more than 10% of the Company’s revenue. Substantially all of the Company’s revenues are derived from the sale of Motiva Implants. One customer accounted for 12.0% and another customer accounted for 11.0% of the Company’s trade accounts receivable balance as of March 31, 2020. One customer accounted for 10.2% of the Company’s trade accounts receivable balance as of December 31, 2019.
The Company relies on NuSil Technology, LLC, or NuSil, as the sole supplier of medical-grade silicone used in Motiva Implants. During the three months ended March 31, 2020 and 2019, the Company had purchases of $5.0 million, or 64.9% of total purchases, and $3.7 million, or 62.9% of total purchases, respectively, from NuSil. As of March 31, 2020 and December 31, 2019, we had an outstanding balance owed to this vendor of $0.6 million and $2.7 million, respectively.
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
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus, or COVID-19, as a pandemic which has spread globally, including locations where the Company does business. The full extent of the outbreak, related business and travel restrictions and changes to behavior intended to reduce its spread are uncertain and continues to evolve globally. Therefore, the full extent to which COVID-19 may impact the Company’s results of operations, liquidity or financial position is uncertain. This outbreak has already had a material disruption on the operations of the Company and its suppliers and customers. Management continues to monitor the impact that the COVID-19 pandemic is having on the Company, the breast aesthetics and reconstruction market and the economies in which the Company operates. The Company anticipates that its future results of operations, including the results for 2020, will be materially impacted by the COVID-19 outbreak, but at this time does not currently expect that the impact from the COVID-19 outbreak will have a material effect on the Company’s liquidity or financial position. However, given the speed and frequency of continuously evolving developments with respect to this pandemic, the Company cannot reasonably estimate the magnitude of the impact to its results of operations. To the extent that the Company’s customers continue to be materially and adversely impacted by the COVID-19 outbreak, this could materially interrupt the Company’s business operations.
Cash
The Company’s cash consists of cash maintained in checking and interest-bearing accounts. The Company accounts for financial instruments with original maturities of three months or less at the date of purchase as cash equivalents. The Company held no cash equivalents as of March 31, 2020 and December 31, 2019.
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
Inventory and Cost of Revenue
Inventory is stated at the lower of cost to purchase or manufacture the inventory or the net realizable value of such inventory. Cost is determined using the standard cost method which approximates actual costs using the first-in, first-out basis. The Company regularly reviews inventory quantities considering actual losses, projected future demand, and remaining shelf life to record a provision for excess and slow-moving inventory. An inventory allowance of $0.5 million and $0.3 million has been recorded as of March 31, 2020 and December 31, 2019, respectively.
The Company recognizes the cost of inventory transferred to the customer in cost of revenue when revenue is recognized.
Shipping and Handling Costs
Shipping and handling costs are expensed as incurred and are included in selling, general and administrative, or SG&A, expenses. For the three months ended March 31, 2020 and 2019, shipping and handling costs were $0.8 million and $0.7 million, respectively.
Revenue Recognition
The Company recognizes revenue related to sales of products to distributors or directly to customers in markets where it has regulatory approval, net of discounts and allowances. The Company recognizes revenue in accordance with Accounting Standards Codification, or ASC, 606, Revenue from Contracts with Customers. ASC

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
Appropriate reserves are established for anticipated sales returns based on historical experience, recent gross sales and any notification of pending returns. The Company recognizes revenue when title to the product and risk of loss transfer to customers, provided there are no remaining performance obligations required of the Company or any written matters requiring customer acceptance. The Company allows for the return of product from direct customers in certain regions within fifteen days after the original sale and records estimated sales returns as a reduction of sales in the same period revenue is recognized. Sales return provisions are calculated based upon historical experience with actual returns. Actual sales returns in any future period are inherently uncertain and thus may differ from the estimates. If actual sales returns differ significantly from the estimates, an adjustment to revenue in the current or subsequent period is recorded. As of March 31, 2020 and December 31, 2019, an allowance of $44,000 and $36,000 was recorded for product returns.
A portion of the Company’s revenue is generated from the sale of consigned inventory maintained at physician, hospital, and clinic locations. For these products, revenue is recognized at the time the Company is notified by the consignee that the product has been implanted, not when the consigned products are delivered to the consignee’s warehouse.
Revenue was generated in these primary geographic markets:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Europe	$9,779	$9,407
Latin America	7,141	6,167
Asia-Pacific/Middle East	7,471	4,946
Other	90	258
	$24,481	$20,778

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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

During the year ended December 31, 2019, there was no impairment of goodwill or intangible assets based on the qualitative assessments performed by the Company. As of March 31, 2020, the Company determined that the economic impact of the global COVID-19 pandemic constituted a triggering event which would indicate that the acquired intangible asset values may not be recoverable. During the quarter ended March 31, 2020, there has been no impairment of goodwill or intangible assets based on the qualitative assessments performed by the Company.
Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. There were no impairment charges, or changes in estimated useful lives recorded during the year ended December 31, 2019 or the three months ended March 31, 2020.
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
There were no material uncertain tax positions in fiscal 2019 and for the three months ended March 31, 2020.
Foreign Currency
The financial statements of the Company’s foreign subsidiaries whose functional currencies are the local currencies are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, stockholders’ equity at the historical rates of exchange, and income and expense

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

amounts at the average exchange rate for the period. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in “Accumulated other comprehensive income (loss)” as equity in the condensed consolidated balance sheet. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses resulting from foreign currency transactions are included within “Other expense, net” in the condensed consolidated statement of operations. For the three months ended March 31, 2020, foreign currency transaction loss amounted to $6.2 million as compared to a foreign currency transaction loss of $0.4 million for the three months ended March 31, 2019.
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
3.     Balance Sheet Accounts
Inventory, Net

	March 31, 2020	December 31, 2019

	(in thousands)
Raw materials	$4,607	$5,506
Work in process	1,320	1,200
Finished goods	19,585	21,954
	$25,512	$28,660

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Property and Equipment, Net

	March 31, 2020	December 31, 2019

	(in thousands)
Machinery and equipment	$8,502	$8,045
Building improvements	6,456	6,443
Furniture and fixtures	3,532	3,614
Building	2,472	2,472
Leasehold improvements	1,996	2,101
Land	802	802
Vehicles	466	463
Total	24,226	23,940
Less: Accumulated depreciation and amortization	(7,991)	(7,522)
	$16,235	$16,418

For each of the three months ended March 31, 2020 and 2019, depreciation and amortization expense related to property and equipment was $0.6 million.
The Company entered into capital leases relating to equipment and vehicles and recorded the fair value of the lease payments on the initial contract date and is amortizing the assets over the term of the leases. As of each of March 31, 2020 and December 31, 2019, the gross asset value for capital lease assets was $1.5 million. Depreciation expense for assets under capital leases was $20,000 and $21,000 for the three months ended March 31, 2020 and 2019, respectively.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Accrued Liabilities
Accrued liabilities consisted of the following:

	March 31, 2020	December 31, 2019

	(in thousands)
Performance bonus	$1,181	$2,080
Payroll and related expenses	2,892	1,996
Bonus feature of stock option grants	4,490	4,212
Commissions	379	522
Professional and legal services	367	500
Short-term minimum lease payments under capital leases	184	258
Warranty reserve	326	313
Advisory board and board of director related expenses	145	124
Other	591	672
	$10,555	$10,677

Other Liabilities, Short Term
Other liabilities, short-term consisted of the following:

	March 31, 2020	December 31, 2019

	(in thousands)
Contingent equity consideration	$482	$922
Deferred revenue	669	785
Cash payable for asset acquisitions	873	492
	$2,024	$2,199

Other Liabilities, Long Term
Other liabilities, long-term consisted of the following:

	March 31, 2020	December 31, 2019

	(in thousands)
Deferred revenue	$1,405	$1,344
Cash payable for asset acquisitions	379	781
Other	342	336
	$2,126	$2,461

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
The Company’s goodwill and most intangibles at March 31, 2020 are the result of acquisitions of certain assets formerly owned by VeriTeQ Corporation in November 2015 and Femiline AB in November 2017, and business acquisitions of Establishment Labs Brasil Productos para Saude Ltda. in January 2016, European Distribution Center Motiva BVBA in March 2016 and Motiva Implants France in September 2016. Finite-lived intangibles are amortized over their estimated useful lives based on expected future benefit.
In addition to the intangibles acquired, the Company capitalized certain patent and license rights as identified intangibles based on patent and license rights agreements entered into over the past several years. Additionally, the Company capitalized certain software development costs.
There were no changes in the carrying amount of goodwill during the three months ended March 31, 2020:

	Balance as of January 1, 2020	Additions	Accumulated Impairment Losses	Balance as of March 31, 2020

	(in thousands)
Goodwill	$465	$—	$—	$465

The carrying amounts of these intangible assets other than goodwill as of March 31, 2020 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives

	(in thousands)			(in years)
Patents and license rights	$1,735	$(804)	$931	7-12
Customer relationships	1,896	(971)	925	4-10
510(k) authorization	567	(165)	402	15
Developed technology	62	(40)	22	10
Capitalized software development costs	980	(132)	848	2-5
Other	75	(29)	46	2-5
Capitalized patents and license rights not yet amortized	291	—	291
	$5,606	$(2,141)	$3,465

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

For each of the three months ended March 31, 2020 and 2019, amortization expense related to intangible assets was $0.2 million. Non-product related amortization is recorded in SG&A while product related amortization is recorded in cost of revenue.
As of March 31, 2020, the amortization expense related to identifiable intangible assets, with definite useful lives, in future periods is expected to be as follows:

Year Ending December 31,	(in thousands)
2020 (remaining)	$695
2021	863
2022	537
2023	293
2024	277
Thereafter	509
Total	$3,174

The Company evaluates the recoverability of goodwill and indefinite-lived intangible assets annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. As of March 31, 2020, there has been no impairment of goodwill or intangible assets based on the qualitative assessments performed by the Company.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy at period end:

	Fair Value Measurements at March 31, 2020
	Total	Level 1	Level 2	Level 3

	(in thousands)
Liabilities
Madryn put option liability	$5,001	$—	$—	$5,001
Acquisition-related contingent consideration	482	—	—	482
	$5,483	$—	$—	$5,483

	Fair Value Measurements at December 31, 2019
	Total	Level 1	Level 2	Level 3

	(in thousands)
Liabilities
Madryn put option liability	$3,072	$—	$—	$3,072
Acquisition-related contingent consideration	922	—	—	922
	$3,994	$—	$—	$3,994

The fair value measurement of derivatives and contingent consideration related to the business acquisition completed in fiscal 2017 is based on significant inputs not observed in the market and thus represents a Level 3 measurement.
In August 2017 the Company entered into a credit agreement, or the Madryn Credit Agreement, with Madryn Health Partners, LP, or Madryn, as administrative agent, and a syndicate of lenders (see Note 6). The Company determined that the Madryn Credit Agreement contained put options related to early redemption mandatory prepayment terms in case of change in control or an event of default and a call option related to voluntary repayment option. The Company allocated a fair value of $15.1 million for these identified embedded derivatives as a debt discount on the original commitment date. An additional $5.0 million and $1.6 million debt discount was recorded on respective borrowing dates when the Company met the required milestones and borrowed an additional $10.0 million in the fourth quarter of fiscal 2017 and $25.0 million on August 12, 2019 (see Note 6). The Company revalued the options as of each reporting period and recorded the change in the fair value in the consolidated statement of operations as other income or expense.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Valuation of the embedded derivatives is complex and requires interest rate simulation, estimating the resultant bond valuation and the resultant pay-off to the option holder. The Company estimated the fair value of the embedded redemption options based on a “with” and “without” approach using the Black-Derman-Toy model, a form of the Binomial Lattice Model that captures interest rate variability and the prepayment optionality. The Binomial Lattice Model allows for the possibility of exercise before the end of the option’s life and considers future interest rates, volatility and other data with regards to the Company’s credit rating and credit spread. The value of the embedded derivatives was based on the difference between the “with” and “without” analysis. The probability of a change in control occurring was determined to be 50% at March 31, 2020 and December 31, 2019.
The Company used the following assumptions to value Madryn derivatives:
Put Option Liability (Madryn)

	March 31, 2020	December 31, 2019
Interest rate volatility	21.6%	21.4%
Market yield rate	13.4%	10.1%
Term (in years)	5.50	5.75
Dividend yield	—%	—%

On November 17, 2017, the Company and Femiline AB and Johan Anderson, or the Seller, entered into an agreement to purchase certain assets from the Seller. The assets purchased included all existing inventory previously sold by the Company to the Seller, all customer relationships and a covenant not to compete. The aggregate purchase price for the assets purchased was 100,000 Class A Ordinary shares of the Company, contingently issuable upon achievement of specific milestones. Based on the valuation of the Company’s shares performed by a valuation specialist, the contingently issuable shares had an aggregate value of $1.0 million calculated as a product of contingently issuable shares and estimated fair value per share on the date of the agreement. As of March 31, 2020, the Company has issued 66,666 shares to the Seller after the milestones for fiscal 2018 and 2019 were met. As of March 31, 2020, the fair value of the contingently issuable shares was determined using the closing price of the Company’s publicly traded shares.
As of March 31, 2020 and December 31, 2019, the remaining contingent consideration liability was included in “Other liabilities, short term”.
The estimates are based, in part, on subjective assumptions and could differ materially in the future.
During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at fair value using Level 3 inputs. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the three months ended March 31, 2020 or during the year ended December 31, 2019.
The fair value of the debt redemption feature liability includes the estimated volatility and risk-free rate. The higher/lower the estimated volatility, the higher/lower the value of the debt redemption feature liability. The higher/lower the risk-free interest rate, the higher/lower the value of the debt conversion feature liability.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments as follows:

	Acquisition-related Contingent Consideration	Put Option Liability (Madryn)
Balance at December 31, 2018	$1,828	$4,768
Change in fair value	(225)	32
Balance at March 31, 2019	$1,603	$4,800

Balance at December 31, 2019	$922	$3,072
Change in fair value	(440)	1,929
Balance at March 31, 2020	$482	$5,001

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
Pursuant to the June 2019 amendment, the Company became eligible to borrow an additional $10.0 million (Term B-3) and $15.0 million (Term B-4) on or before September 30, 2019 and December 31, 2019, respectively. The Company borrowed the available funds under both tranches equal to $25.0 million on August 12, 2019, bringing up the total outstanding principal balance to $65.0 million as of March 31, 2020.
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
Prior to the effectiveness of the June 17, 2019 amendment, borrowings under the Madryn Credit Agreement bore interest at a rate equal to 3-month LIBOR plus 11.0% per annum. As of the amendment on June 17, 2019, borrowings under the Madryn Credit Agreement bear interest at a rate equal to 3-month LIBOR plus 8.0% per annum provided that no default has occurred. In an event of a default, the interest would increase by an additional

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4.0% per annum. The effective interest rate under the amended Madryn Credit Agreement is 18.4%, and the weighted average interest rate was approximately 10.6% at March 31, 2020. The Company incurred $1.7 million and $1.4 million in interest expense in connection with Madryn Credit Agreement during the three months ended March 31, 2020 and in 2019, respectively. No principal payments are due on the term loans until the final maturity date on September 30, 2025.
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
The Company recorded Madryn debt on the balance sheet as follows:

	March 31, 2020	December 31, 2019

	(in thousands)
Principal	$65,000	$65,000
Net unamortized debt discount and issuance costs	(16,471)	(16,858)
Net carrying value of Madryn debt	$48,529	$48,142

As of March 31, 2020, the Company is in compliance with all financial debt covenants.
7.     Commitments and Contingencies
Operating Leases
We lease certain facilities under various operating leases. Most of the lease agreements provide us with the option of renewing our leases at the end of the initial lease term, at fair market rates. In most cases, we expect that in the normal course of business, facility leases will be renewed or replaced by other leases.
For each of the three months ended March 31, 2020 and 2019 rent expense was $0.3 million.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Future minimum lease payments under the operating leases as of March 31, 2020 were as follows:

Years Ending December 31,	Operating Leases
(in thousands)
2020 (remaining)	$528
2021	588
2022	432
2023	381
2024	373
Thereafter	1,365
$3,667

Capital Leases
The Company entered into capital lease arrangements relating to software, equipment and vehicles. The lease periods are from three to seven years. The repayments are made monthly with an interest rates ranging from 7% to 12% per year.
Future minimum lease payments under these capital leases as of March 31, 2020 were as follows:

Years Ending December 31,	Capital Leases
(in thousands)
2020 (remaining)	$205
2021	178
2022	39
422
Interest included in the above payments	(32)
Amount payable without interest	390
Short-term minimum capital lease payments (included in accrued liabilities)	184
Long-term minimum capital lease payments	$206

Contingencies
Periodically, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual or disclosure at March 31, 2020 and December 31, 2019 except for contingent equity consideration related to past asset acquisitions (see Note 3).
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
8.    Shareholders’ Equity
Under the Memorandum of Association and Articles of Association, or Articles, in effect as of March 31, 2020 and December 31, 2019, the Company had authorized an unlimited number of common shares with no par value.
As of March 31, 2020 and December 31, 2019, 23,735,013 and 21,057,040 common shares, respectively, were issued and 23,326,943 and 20,648,970 common shares, respectively, were outstanding.
During the three months ended March 31, 2020, the Company granted stock options to employees and contractors (see Note 10).
The Company had reserved common shares for future issuances as follows:

	March 31, 2020	December 31, 2019
Warrants to purchase shares	5,500	5,500
Options to purchase shares	1,781,431	1,837,576
Remaining shares available under the 2018 Equity Incentive Plan	2,015,070	1,312,648
Shares issuable on vesting of restricted stock awards	108,472	128,682
Remaining shares available under the 2018 ESPP	474,000	287,000
Total	4,384,473	3,571,406

9.    Warrants
In March 2017, the Company issued warrants for the purchase of 145,000 Class B ordinary shares to parties related to Rockport Ventures, with a fixed exercise price of $3.80 per share.
During the three months ended March 31, 2020, no warrants were exercised. As of each of March 31, 2020 and December 31, 2019, 5,500 warrants to purchase the Company’s common shares were outstanding and exercisable:

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
In 2018, the Board of Directors terminated the 2015 Plan and approved the 2018 Equity Incentive Plan, or the

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2018 Plan, with an initial reserve of 1,500,000 shares of the Company’s common shares for issuance under the 2018 Plan. Under the 2018 Plan, the Company may grant share options, equity appreciation rights, and restricted shares and restricted share units. If an award granted under the 2018 Plan expires, terminates, is unexercised, or is forfeited, or if any shares are surrendered in connection with an incentive award, the shares subject to such award and the surrendered shares become available for further awards under the 2018 Plan.
Pursuant to the “evergreen” provision contained in the 2018 Plan, the number of common shares reserved for issuance under the 2018 Plan automatically increases on first day of each fiscal year, commencing on January 1, 2019, in an amount equal to the least of (1) 750,000 shares, (2) 4% of the total number of the Company’s common shares outstanding on the last day of the preceding fiscal year, or (3) a number of common shares as may be determined by the Company’s Board of Directors prior to any such increase date. On January 1, 2020, the number of common shares authorized for issuance increased automatically by 750,000 shares in accordance with the evergreen provision of the 2018 Plan, increasing the number of common shares reserved under the 2018 Plan to 3,000,000.
During the periods presented, the Company recorded the following share-based compensation expense for stock options and restricted stock awards:

	Three Months Ended March 31,
	2020	2019

	(in thousands)
Sales, general and administrative	$1,307	$1,268
Research and development	322	568
Total	$1,629	$1,836

Stock Options

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2019	1,837,576	$14.54	8.06	$24,122
Granted (weighted-average fair value of $14.20 per share)	70,953	25.03
Exercised	(39,723)	4.56
Forfeited/canceled	(87,375)	14.43
Balances at March 31, 2020	1,781,431	$15.18	8.00	$6,232

As of March 31, 2020, 742,711 options were vested and exercisable with weighted-average exercise price of $8.33 per share and a total aggregate intrinsic value of $5.3 million.
During the three months ended March 31, 2020, 39,723 options were exercised at a weighted-average price of $4.56 per share. The intrinsic value of the options exercised during the three months ended March 31, 2020 was $0.4 million. Upon the exercise of stock options, the Company issued new shares from its authorized shares.
At March 31, 2020, unrecognized compensation expense was $6.3 million related to stock options granted to employees and Board of Directors and $2.9 million related to stock options granted to consultants. The weighted-average period over which such compensation expense will be recognized is 2.2 years.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Stock Options Granted to Employees
Share-based compensation expense for employees is based on the grant date fair value. The Company recognizes compensation expense for all share-based awards ratably on a straight-line basis over the requisite service period of the awards, which is generally the vesting term of four years. During the three months ended March 31, 2020 and 2019, the Company recognized $0.6 million and $0.3 million, respectively, of stock-based compensation expense for stock options granted to employees.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The fair value of stock options granted to employees was estimated using the following assumptions:

	Three Months Ended March 31,
	2020	2019
Volatility	55%	56%
Risk-free interest rate	1.5%	2.5% - 2.6%
Term (in years)	6.25	6.25
Dividend yield	0%	0%

Stock Options Granted to Non-Employees
Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned using an accelerated attribution method. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered. For the three months ended March 31, 2020 and 2019, the Company recognized expense of $0.8 million and $1.1 million, respectively, for stock options granted to consultants.
The fair value of stock options granted to consultants was estimated using the following assumptions during the following periods presented:

	Three Months Ended March 31,
	2020	2019
Volatility	56%	—
Risk-free interest rate	1.6%	—
Term (in years)	10	—
Dividend yield	—	—

Restricted Stock
Each vested RSA entitles the holder to be issued one common share. These awards vest according to a vesting schedule determined by the Compensation Committee of the Company’s Board of Directors, generally over a one to four year period.
The following table represents RSA activity for fiscal 2020:

	Restricted Stock Awards	Weighted- Average Grant Date Fair Value
Outstanding unvested at December 31, 2019	128,682	$11.81
Granted	—	—
Vested	(11,062)	12.82
Forfeited/canceled	(9,148)	9.55
Outstanding unvested at March 31, 2020	108,472	$11.90

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The fair value of restricted stock is the grant date market value of common shares. The Company recognizes share-based compensation expense related to restricted stock using a straight-line method over the vesting term of the awards. The share-based compensation expense for RSAs that vested during the three months ended March 31, 2020 and 2019, was $0.1 million and $0.4 million, respectively, which was calculated based on the market value of the Company’s common shares on the applicable date of vesting.
As of March 31, 2020, we had unrecognized share-based compensation cost of approximately $0.9 million associated with unvested restricted stock awards. This cost is expected to be recognized over a weighted-average period of approximately 1.4 years.
11.    Asset Acquisitions
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

As of March 31, 2020, the Company has fully paid for the Austria asset acquisition.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

12.    Net Loss Per Share
The following table summarizes the computation of basic and diluted net loss per share for the periods presented:

	Three Months Ended March 31,
	2020	2019

	(in thousands, except share and per share data)
Numerator:
Net loss	$(17,759)	$(10,779)
Denominator:
Weighted average common shares used for basic and diluted earnings per share	22,456,365	20,495,671

Loss per share:
Basic and diluted	$(0.79)	$(0.53)

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
The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares:

	Three Months Ended March 31,
	2020	2019
Options to purchase common shares	1,632,871	1,536,422
Shares issuable on vesting of restricted stock awards	108,472	269,138
Warrants to purchase common shares	5,500	25,161
Total	1,746,843	1,830,721

13.    Related Party Transactions
During the three months ended March 31, 2020 and 2019, the Company recorded revenue of $0.2 million and $0.1 million, respectively, for product sales to Herramientas Medicas, S.A., a distribution company owned by a family member of the Chief Executive Officer of the Company. Accounts receivable owed to the Company from this distribution company amounted to approximately $0.2 million as of each of March 31, 2020 and December 31, 2019.
In May 2016, the Company entered into a scientific board advisory agreement with Dr. Manuel Enrique Chacón Quirós pursuant to which Dr. Chacón Quirós joined the Company’s Scientific Advisory Board, provides general scientific advice, and serves as a clinical investigator, among other services. In exchange for these services, Dr. Chacón Quirós was granted options to purchase 20,580 shares, vesting over four years in equal annual installments, provided that he continues to provide these services at such times. In September 2016, the Company entered into a separate agreement with Dr. Chacón Quirós to maintain his clinic in Costa Rica as a

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

MotivaImagine Excellence Center and to host and train physicians in the use of the Company products in relevant procedures, among other services, in exchange for cash reimbursement of up to $4,500 per day that such services are rendered. Dr. Chacón Quirós resigned from the Company’s Scientific Advisory Board in November 2019. Dr. Chacón Quirós is the brother of our Chief Executive Officer, Juan José Chacón Quirós. During the three months ended March 31, 2020 and 2019, the Company paid Dr. Chacón Quirós approximately $20,000 and $30,000, respectively, for services rendered.
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
Forward-Looking Statements
The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning the impact of the COVID-19 outbreak, our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements.
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
These risks and uncertainties arise from (among other factors):

•	our expectations and estimates concerning future financial performance, financing plans and the impact of competition;

•
the impact that the COVID-19 pandemic may have with respect to deferrals of procedures using our products, disruptions or restrictions on the ability of many of our employees and of third parties on which we rely to work effectively, and temporary closures of our facilities and of the facilities of our customers and suppliers;

•
the full extent to which the COVID-19 pandemic will, directly or indirectly, impact our business, results of operations and financial condition, including our sales, expenses, supply chain integrity, manufacturing capability, research and development activities, clinical activities, and employee-related compensation, including as a result of (1) a resurgence in COVID-19 transmission and infection after the loosening of “stay at home” restrictions or resumption of surgical procedures, (2) actions required or recommended to contain or treat COVID-19, in light of any or all of the foregoing or other as-yet unanticipated developments, and (3) the direct and indirect economic impact, both domestically and abroad, of COVID-19 as a result of any or all of the foregoing, including actions taken by local, state, national and international governmental agencies, whether such impact affects customers, suppliers, or markets generally, all of which currently are highly uncertain;

•	our ability to continue to invest in medical education and training, product development, and/or sales and commercial marketing initiatives at levels sufficient to drive future revenue growth;

•
unexpected expenses and delay and our ability to manage timelines and costs related to manufacturing our products including as a result of litigation or developing and supporting the full commercial launch of new products;

•	our ability to obtain additional debt and equity financing to fund capital expenditures and working capital requirements and acquisitions;

•	our ability to complete acquisitions, integrate operations post-acquisition and maintain relationships with customers of acquired entities;

•	our ability to support the safety and efficacy of our products with long-term clinical data;

•	existing and future regulations affecting our business, both in the United States and internationally, and enforcement of those regulations;

•	our ability to protect our intellectual property, including unpatented trade secrets, and to operate without infringing or misappropriating the proprietary rights of others;

•	general economic and business conditions, in both domestic and international markets; and

•
other risk factors described in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II, Item 1A of our Quarterly Reports on Form 10-Q for quarters ended after December 31, 2019.

These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements included in this report.
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
Our revenue for the three months ended March 31, 2020 and 2019 was $24.5 million and $20.8 million, respectively, an increase of $3.7 million, or 17.8%. Net losses increased to $17.8 million for the three months ended March 31, 2020 from $10.8 million for the three months ended March 31, 2019. As of March 31, 2020, we had an accumulated deficit of $144.9 million.
Our cash balance as of March 31, 2020 was $93.6 million.
We are pursuing proposals related to the expansion of our manufacturing facilities and corporate offices in the Coyol Free Zone in Costa Rica. The initial $35.3 million project estimate includes approximately 170,000 square feet of facility space and would initially increase our manufacturing capacity by approximately 400,000 units per year, and potentially increase capacity by 800,000 units with an additional incremental $4.6 million investment in manufacturing equipment. Currently we are in the design phase and anticipate to breaking ground in the fourth quarter of 2020 or the first quarter of 2021. All plans are subject to final approval by the Board of Directors and the negotiation and execution of definitive agreements.

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
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus, or COVID-19, as a pandemic which has spread to various jurisdictions, including locations where the Company does business. The full extent of the outbreak, related business and travel restrictions and changes to behavior intended to reduce its spread are uncertain and continues to evolve globally. Therefore, the full extent to which COVID-19 may impact the Company’s results of operations, liquidity or financial position is uncertain. This outbreak has already had a material disruption on the operations of the Company and its suppliers and customers. Management continues to monitor the impact that the COVID-19 pandemic is having on the Company, the breast aesthetics and reconstruction market and the economies in which the Company operates. The Company anticipates that its future results of operations, including the results for 2020, will be materially impacted by the COVID-19 outbreak, but at this time does not currently expect that the impact from the COVID-19 outbreak will have a material effect on the Company’s liquidity or financial position. However, given the speed and frequency of continuously evolving developments with respect to this pandemic, the Company cannot reasonably estimate the magnitude of the impact to its results of operations. To the extent that the Company’s customers continue to be materially and adversely impacted by the coronavirus outbreak, this could materially interrupt the Company’s business operations.
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
We commenced sales of our Motiva Implants in October 2010 and these products have historically accounted for the majority of our revenues. Sales of our Motiva breast implants accounted for over 94% of our revenues for the three months ended March 31, 2020, and we expect our revenues to continue to be driven primarily by sales of these products. We primarily derive revenue from sales of our Motiva Implants to two types of customers: (1) medical distributors and (2) direct sales to physicians, hospitals, and clinics.
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
We expect our revenue to increase as we enter new markets, expand awareness of our products in existing markets, and grow our distributor network and direct sales force. We also expect our revenue to fluctuate from quarter to quarter due to a variety of factors, including seasonal fluctuations in demand for Motiva Implants. We are also affected by foreign currency fluctuations.
Cost of Revenue and Gross Margin
Our implants are manufactured at our two facilities in Costa Rica. Cost of revenue is primarily the cost of silicone but also includes other raw materials, packaging, components, quality assurance, labor costs, as well as manufacturing and overhead expenses. Cost of revenue also includes depreciation expense for production equipment, and amortization of certain intangible assets.
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
We expect our R&D expenses to continue to increase in absolute dollars and as a percentage of revenue for the foreseeable future as we continue to advance our products under development, as well as initiate and prepare for additional clinical studies. We received an approval of an investigational device exemption, or IDE, from the FDA in March 2018 to initiate a clinical trial and enrolled the first patient during the first half of 2018. In August 2019, we completed all patient surgeries for the IDE aesthetic cohorts, which include primary augmentation and revision. As of March 31, 2020, we are continuing to enroll subjects in the remaining reconstruction cohorts. Although we continue to activate trial sites and secure Institutional Review Board approvals, the COVID-19 pandemic has delayed enrollment in the reconstruction cohorts for our Motiva pivotal trial, which could add at least six months to our planned regulatory timeline. We plan to enroll 800 patients in the study across 40 sites in the United States, Germany and Sweden. The results of the study are expected to support a pre-market approval, or PMA, submission to the FDA. We estimate that total costs for this IDE clinical trial will be between $30.0 million and $40.0 million over ten years. We also have other products under development for which we may be required to conduct clinical trials in future periods in order to receive regulatory approval to market these products.
Interest Expense
Interest expense consists primarily of cash and non-cash interest related to outstanding debt and amortization of debt discounts. As of March 31, 2020, we had $65.0 million in outstanding principal and accrued interest.
Change in Fair Value of Derivative Instruments
Change in fair value of derivative instruments consists of changes in the fair value of the put and call option liabilities associated with outstanding debt instruments.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration consists of changes in the fair value of contingent equity consideration related to past asset acquisitions.
Other Expense, Net
Other expense, net primarily consists foreign currency gains/losses and interest income.
Income Tax Expense
Income tax expense consists primarily of income taxes in foreign jurisdictions in which we conduct business. Due to our history of losses, we maintain a full valuation allowance for deferred tax assets including net operating loss carry-forwards, R&D tax credits, capitalized R&D and other book versus tax differences.

Business Update Regarding COVID-19
The COVID-19 pandemic has presented a substantial public health and economic challenge around the world and has materially and adversely affected our business. We continue to closely monitor developments related to the COVID-19 pandemic and our decisions will continue to be driven by the health and well-being of our employees, our distributor and plastic surgeon customers, and their patients while maintaining operations to support our customers and their patients in the near-term.

•
Surgery Deferrals: To date, among other impacts on our business related to the pandemic, plastic surgeons and their patients are required, or are choosing, to defer surgery procedures in which our products otherwise would be used and many facilities that specialize in the procedures in which our products otherwise would be used have closed or have reduced operating hours. The duration of surgery deferrals and the timing and extent of the economic impact of the pandemic, and the pace at which the economy recovers therefrom, cannot be determined at this time. We continue to work closely with our plastic surgeon customers, distributors and suppliers to navigate through this unforeseen event while maintaining flexible operations.

•
Operations: Our sales, marketing and research and development efforts have continued since the outbreak of the pandemic, but steps we have taken in response to the pandemic have adversely affected our business. To protect the safety, health and well-being of our employees, distributor and plastic surgeon customers, and communities, we implemented preventative measures including travel restrictions and requiring all office-based employees to work from home, except for those related to manufacturing and select others, as permitted under governmental orders. Similarly, most of our sales force currently is working largely using virtual and online engagement tools and tactics, instead of in-person sales and marketing programs.

Our manufacturing, distribution and supply chain has largely been uninterrupted, but could be disrupted as a result of the pandemic due to staffing shortages, production slowdowns, stoppages, or disruptions in delivery systems.

•
Cost Containment: We continue to carefully manage expenses and cash spend to preserve liquidity and we initiated actions to generate savings in areas such as travel, events and consulting. We also reduced our headcount by 15% and implemented a 25% reduction in base salaries of most personnel from April 20, 2020 through June 30, 2020, including our CEO, who voluntarily agreed to a 50% reduction in base salary for this period.

•
Quarterly Results: Given that the onset of COVID-19 occurred toward the end of the first quarter of 2020, we expect the negative financial impacts of COVID-19 to be significantly greater in the second quarter of 2020 compared to the first quarter of 2020.

•
Outlook: There is considerable uncertainty and lack of visibility regarding our near-term revenue growth due to the rapidly evolving environment and continued uncertainties resulting from the COVID-19 pandemic. At this time, the full extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations is uncertain and cannot be predicted with reasonable accuracy and will depend on future developments that are also uncertain and cannot be predicted with reasonable accuracy, including new information that may emerge concerning the degree to which COVID-19 is both contagious and virulent and the actions required to contain COVID-19 or to treat its impact. For these reasons, at this time, we cannot provide guidance as to our expectations for our revenue for the full-year 2020 or any other full-year 2020 financial performance measure.

For additional information on the various risks posed by the COVID-19 pandemic on our business, financial condition and results of operations, please see Item 1A. Risk Factors in this report.

Consolidated Results of Operations
The following tables set forth our results of operations for the periods presented, in dollars:

	Three Months Ended March 31,
	2020	2019

	(unaudited) (in thousands)
Revenue	$24,481	$20,778
Cost of revenue	9,003	9,526
Gross profit	15,478	11,252
Operating expenses:
Sales, general and administrative	18,984	16,056
Research and development	4,199	3,584
Total operating expenses	23,183	19,640
Loss from operations	(7,705)	(8,388)
Interest expense	(2,146)	(2,242)
Change in fair value of derivative instruments	(1,929)	(32)
Change in fair value of contingent consideration	440	225
Other expense, net	(6,188)	(298)
Loss before income taxes	(17,528)	(10,735)
Provision for income taxes	(231)	(44)
Net loss	$(17,759)	$(10,779)

Comparison of the Three Months Ended March 31, 2020 and 2019

	Three Months Ended March 31,
	2020	2019

	(unaudited) (in thousands)
Revenue	$24,481	$20,778
Cost of revenue	9,003	9,526
Gross profit	$15,478	$11,252
Gross margin	63.2%	54.2%

Revenue
Revenue increased $3.7 million, or 17.8%, to $24.5 million for the three months ended March 31, 2020 as compared to $20.8 million for the three months ended March 31, 2019. The increase was primarily due to increased sales of Motiva Implants, with the increase driven by greater market penetration in existing geographies and commencement of sales in new geographies.
Given that the onset of COVID-19 occurred toward the end of the first quarter of 2020, we expect the negative financial impacts of COVID-19 to be significantly greater in the second quarter of 2020 compared to the first quarter of 2020.
Cost of Revenue and Gross Margin
Cost of revenue decreased $0.5 million, or 5.5%, to $9.0 million for the three months ended March 31, 2020 compared to $9.5 million for the three months ended March 31, 2019. The decrease was due to cost savings from increased efficiencies in our manufacturing operations.
The gross margin increased to 63.2% for the three months ended March 31, 2020 compared to 54.2% for the three months ended March 31, 2019, primarily due to cost savings from increased efficiencies in our manufacturing operations partially offset by the increase in amortization related to the fair value of inventory recorded from our asset acquisitions from certain distributors in 2018. The amortization decreased our gross margin by 1.1% quarter-to-date.
Operating Expenses

	Three Months Ended March 31,
	2020	2019

	(unaudited) (in thousands)
Operating expenses:
Sales, general and administrative	$18,984	$16,056
Research and development	4,199	3,584
Total operating expenses	$23,183	$19,640

Sales, General and Administrative Expense
SG&A expense increased $2.9 million, or 18.2%, to $19.0 million for the three months ended March 31, 2020, compared to $16.1 million for the three months ended March 31, 2019. The increase in SG&A was primarily due to $1.4 million increase in personnel and related costs as a result of the hiring of additional sales, marketing and administrative employees, $0.7 million increase in insurance, $0.3 million increase in marketing expenses, $0.3 million increase in software and $0.1 million increase in freight partially offset by a $0.6 million decrease in sales and administrative consulting fees, including stock compensation.
Research and Development Expense
R&D expense increased $0.6 million, or 17.2%, to $4.2 million for the three months ended March 31, 2020, compared to $3.6 million for the three months ended March 31, 2019. The increase in R&D expenses was primarily due to $0.5 million increase in expenditures related to our IDE clinical study in the United States, primarily consisting of fees to third parties to manage the clinical trial.
Interest Expense
Interest expense remained consistent at $2.1 million for the three months ended March 31, 2020 compared to $2.2 million for the three months ended March 31, 2019.
Change in Fair Value of Derivative Instruments
Change in fair value of derivative instruments for the three months ended March 31, 2020 resulted in a loss of $1.9 million, compared to a loss of $32,000 for the three months ended March 31, 2019. The change in fair value of derivative instruments was due to changes in the fair value of Madryn derivatives embedded in the Madryn Credit Agreement we entered into in August 2017.
Change in Fair Value of Contingent Consideration
Change in the fair value of contingent consideration for the three months ended March 31, 2020 resulted in a gain of $0.4 million, compared to a gain of $0.2 million for the three months ended March 31, 2019. The change in fair value of contingent consideration was due to changes in our stock price at reporting period-end and the number of remaining contingently-issuable shares.
Provision for Income Taxes
Provision for income taxes increased $187,000, or 425.0%, to $231,000 for the three months ended March 31, 2020, compared to $44,000 for the three months ended March 31, 2019. The change in the provision for income taxes is primarily due to increased pre-tax income in foreign jurisdictions.
Other Expense, Net
Other expense, net increased $5.9 million to $6.2 million for the three months ended March 31, 2020, compared to $0.3 million for the three months ended March 31, 2019. The increase was primarily due to the weakening of Brazilian real as compared to the U.S. dollar in fiscal 2020 resulting in a foreign currency transaction loss of $6.2 million as of March 31, 2020 compared to $0.4 million for the three months ended March 31, 2019.

Liquidity and Capital Resources
As of March 31, 2020, we had an accumulated deficit of $144.9 million. Since our inception, we have generated losses and expect to continue to generate losses in the intermediate term. We have financed our operations through a combination of private equity financings and debt financings, and from cash generated from operations, primarily from the collection of accounts receivable resulting from sales. Our historical cash outflows have primarily been associated with cash used for operating activities such as expansion of our sales and marketing and distributor infrastructure, investing in inventory, R&D activities, asset acquisitions, capital improvements and other working capital needs. As of March 31, 2020 and December 31, 2019, we had cash of $93.6 million and $37.7 million, respectively.
On February 3, 2020, the Company completed a public follow-on offering and received net proceeds of $63.9 million, after deducting underwriting discounts and expenses. During the three months ended March 31, 2020, the Company also received $0.2 million from the exercise of stock options.
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
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Three Months Ended March 31,
	2020	2019
	(unaudited) (in thousands)
Net cash provided by (used in):
Operating activities	$(6,802)	$(7,998)
Investing activities	(949)	(1,455)
Financing activities	63,926	(16)
Effect of exchange rate changes on cash	(234)	(35)
Net (decrease) increase in cash	$55,941	$(9,504)

Net Cash Used in Operating Activities
Net cash used in operating activities of $6.8 million for the three months ended March 31, 2020 was comprised of net loss of $17.8 million partially offset by $5.8 million unrealized foreign currency loss, $1.9 million change in fair value of financial instruments, $1.6 million of share-based compensation expense, $0.8 million of non-cash depreciation expense, and $0.4 million of non-cash interest expense due to accretion of debt discounts, as well as changes in operating assets and liabilities of $32,000.
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
Net Cash Used in Investing Activities
Net cash used in investing activities of $0.9 million for the three months ended March 31, 2020 primarily consisted of $0.7 million in purchases of property and equipment and $0.3 million purchases of intangibles.
Net cash used in investing activities of $1.5 million for the three months ended March 31, 2019 primarily consisted of $0.7 million in purchases of property and equipment and $0.8 million cash used in an asset acquisition.
Net Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities of $63.9 million for the three months ended March 31, 2020 primarily reflected $63.9 million in proceeds received from the issuance of common shares in the follow-on public offering, net of underwriters’ discount and issuance costs, $0.2 million in proceeds received for stock option exercises, which were partially offset by $0.1 million in repayment of capital leases and a $34,000 tax payment related to shares withheld upon vesting of restricted stock.
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
Pursuant to the June 2019 amendment, the Company became eligible to borrow an additional $10.0 million (Term B-3) and $15.0 million (Term B-4) on or before September 30, 2019 and December 31, 2019, respectively. The Company had an outstanding principal balance of $65.0 million as of March 31, 2020.
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
Contractual Obligations and Commitments
Our contractual obligations have not changed materially from those included in the Form 10-K filed with the SEC on March 16, 2020.
Off-Balance Sheet Arrangements
As of March 31, 2020 and December 31, 2019, we did not have any off-balance sheet arrangements.
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
We identified certain critical accounting policies that affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements in the Form 10-K filed with the SEC on March 16, 2020. We have not made any material changes to these policies as previously disclosed in the Form 10-K.
The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including sales, operational expenses, manufacturing, research and development costs, clinical trial enrollment and related costs, and employee-related compensation, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets. We have made estimates of the impact of COVID-19 within our financial statements and there may be changes to those estimates in future periods. Actual results may differ from these estimates.
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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We had cash of $93.6 million and $37.7 million as of March 31, 2020 and December 31, 2019, respectively. We manage our cash portfolio for operating and working capital purposes. Our cash balances are held in bank checking accounts, and we believe that we do not have any material exposure to changes in the fair value of our cash portfolio as a result of changes in interest rates.
Foreign Currency Exchange Risk
To date, the majority of our revenue has been denominated in U.S. dollars, Brazilian reals and euros. Some of our operating expenses are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro and Brazilian real. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations. For the three months ended March 31, 2020, foreign currency transaction loss amounted to $6.2 million primarily related to the remeasurement of transactions denominated in the U.S. dollar into the Brazilian real as part of the financial reporting consolidation process under GAAP. The Brazilian real has been experiencing a weakening since December 31, 2017 as compared to the U.S. dollar which recently has been exacerbated by the current economic impact of the global COVID-19 pandemic. We have not engaged in any foreign currency hedging activities. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in foreign currency exchange rates. During the year ended December 31, 2019, the effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts as of December 31, 2019 would have had an impact of approximately 10.7% on revenues and would have impacted our net loss by a commensurate amount.
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
Material Weakness in Internal Control over Financial Reporting
We disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, that the following material weakness in our internal control over financial reporting existed as of December 31, 2019: a lack of adequate review over the manual consolidation process, resulting in an audit adjustment, or the Material Weakness.
Changes in Internal Control over Financial Reporting
Other than with respect to the remediation efforts discussed below, there was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Plan for Remediation of the Material Weakness
We have implemented and are continuing to implement a number of measures to address the Material Weakness identified as of December 31, 2019. We improved policies and procedures and designed and documented more effective controls that addressed the relevant risks in order to remediate the previously identified Material Weakness in addition to engaging a third-party consulting firm to assist us with the implementation of SAP, which is a global information technology solution designed to address, among other items, the elements which gave rise to the Material Weakness. We will continue to implement additional measures to address the Material Weakness.
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
Risk Related to COVID-19
The COVID-19 pandemic has, and may for the foreseeable future, materially and adversely affected our business and our financial results.

The recent outbreak of COVID-19 originated in Wuhan, China, in December 2019 and has since spread to globally, including all of the countries where we sell our Motiva Implants. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. Such events have resulted in a period of business disruption, including reduced sales as patients have canceled or deferred elective procedures or otherwise avoided medical facilities, resulting in reduced patient volumes and operating revenues. The spread of COVID-19 has also resulted in travel restrictions impacting medical tourism and our sales professionals’ ability to travel and hospitals have limited access for non-patients, including our sales professionals, which has negatively impacted our access to physicians. Governmental agencies and hospital administrators have also instructed hospitals to postpone many elective procedures in preparation for COVID-19-related hospitalizations.

Additionally, the continued spread of COVID-19 has adversely impact our clinical trial operations in the United States, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, have heightened exposure to COVID-19. We anticipate that the COVID-19 pandemic may impact the FDA and comparable foreign regulatory agencies, which may have slower response times or be under-resourced and, as a result, review, inspection and other timelines may be materially delayed.

Stay-at-home orders and other government mandates related to the COVID-19 outbreak continue to impact the ability of our work force to perform the same duties as compared to before the outbreak. We have reduced our headcount by 15% and implemented a 25% reduction in base salaries of most personnel through June 30, 2020. These actions may negatively impact the morale of our workforce, leading to a decrease in the quality of work or the voluntary departure of additional employees. Although we expect the roles of former employees will be performed by others for the time being, their skills sets may not allow them to perform the work as proficiently or efficiently as others. As a result of the actions we have taken to preserve cash, our workforce may become strained, morale may decline and the quality of work may suffer, all of which could negatively affect the Company’s business operations and adversely impact its revenue as a result. The spread of COVID-19 has also resulted in delays and disruptions in our supply chain and adversely affected our manufacturing facilities and personnel. The COVID-19 outbreak continues to be fluid and uncertain, making it difficult to forecast the final impact it will have on our future operations.

The ultimate impact of COVID-19 is highly uncertain and subject to change. This impact could have a material, adverse impact on our liquidity, capital resources, operations and business and those of the third parties on which we rely. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. We do not yet know the full extent of potential delays or impacts on our business, financial condition and results of operations. Additionally, while the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact of COVID-19 on the global financial markets may reduce our ability to access capital or may impact our ability to meet the financial covenants in our existing debt arrangements, which could negatively impact our short-term and long-term liquidity and our ability to operate.
Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, could result in a variety of risks to our business, including general economic pressure on our customers’ patients. Elective aesthetic procedures are less of a priority than other items for those patients that have lost their jobs, are furloughed, have reduced work hours or have to allocate their cash to other priorities. A weak or declining economy could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers or distributors to delay making payments for our products. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the economic climate and financial market conditions could adversely affect our business.
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
Our success in implementing our business strategy depends largely on the skills, experience and performance of key members of our executive management team and others in key management positions, including Juan José Chacón Quirós, our Chief Executive Officer, Salvador Dada, our Chief Operating Officer, Roberto de Mezerville, our Chief Technology Officer, Eddie de Oliveira, our Chief Commercial Officer and Renee M. Gaeta, our Chief Financial Officer. The collective efforts of each of these persons, and others working with them as a team, are critical as we continue to develop our tests and technologies and pursue our research and development and sales programs. As a result of the difficulty in locating qualified new management, the loss or incapacity of existing members of our executive management team could adversely affect our operations. If we were to lose one or more of these key employees, we could experience difficulties in finding qualified successors, competing effectively, developing our technologies and implementing our business strategy. We do not have “key person” life insurance on our senior executives, and the loss of any of the key members of our team would have a negative impact to our business and financial results.
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
As of March 31, 2020, we had 559 employees. Over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of manufacturing, regulatory affairs, clinical and sales and marketing. We also intend to continue to improve our operational, financial and management controls, reporting systems and procedures, which may require additional personnel. Such growth could place a strain on our administrative and operational infrastructure, and/or our managerial abilities, and we may not be able to make improvements to our management information and control systems in an efficient or timely manner. We may discover deficiencies in existing systems and controls.
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
In June 2016, a referendum was held in the U.K. which resulted in a majority voting in favor of the U.K. withdrawing from the E.U. (commonly referred to as “Brexit”). Pursuant to legislation approved by the U.K. Parliament and the E.U. Parliament in January 2020, the U.K. withdrew from the E.U. with effect from 11 p.m. (GMT) on January 31, 2020 on the terms of a withdrawal agreement agreed between the U.K. and the E.U. in October 2019 (the “Withdrawal Agreement”). The Withdrawal Agreement provides that the U.K.’s withdrawal is followed by a “transition period”, during which, in summary, the U.K. is not a member of the E.U. but most E.U. rules and regulations continue to apply to the U.K. During the transition period, the U.K. and the E.U. will seek to negotiate the terms of a long-term trading relationship between the U.K. and the E.U. based on a “Political Declaration” agreed between the U.K. and the E.U. in October 2019. The transition period provided for in the Withdrawal Agreement will expire on December 31, 2020 (unless both the U.K. and the E.U. agree to extend the period of transition by one or two years). The political negotiation surrounding the terms of the U.K.’s withdrawal from the E.U. has created significant uncertainty about the future relationship between the U.K. and the E.U., including with respect to the laws and regulations that will apply. This is because, once the “transition period” expires then, subject to the terms of any long-term trading relationship agreed between the U.K. and the E.U., the U.K. will determine which E.U.-derived laws to replace or replicate. The U.K.’s withdrawal from the E.U. has also given rise to calls for the governments of other E.U. member states to consider withdrawal, while the U.K.’s withdrawal negotiation process has increased the risk of the possibility of a further referendum concerning Scotland’s independence from the rest of the U.K. If no long-term trading relationship is agreed between the U.K. and the E.U. by the end of the transition period provided for in the Withdrawal Agreement, the U.K.’s membership of the E.U. could ultimately terminate under a so-called “hard Brexit”. Under this scenario, there could be increased costs from the imposition of tariffs on trade or non-tariff barriers between the U.K. and E.U., shipping delays because of the need for customs inspections and temporary shortages of certain goods.
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
We have incurred net operating losses since our inception, and we continue to incur significant research and development and general and administrative expenses related to our operations. We do not expect to be profitable in 2020, and in future years we expect to incur significant research and development expenses related to, among other things, the IDE clinical study of Motiva Implants in the United States. Investment in medical device product development, particularly clinical studies, is highly speculative. It entails substantial upfront capital expenditures and significant risk that any potential planned product will fail to demonstrate adequate accuracy or clinical utility. We may not be profitable for some time. As of March 31, 2020, we had an accumulated deficit of $144.9 million.
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
We have identified a material weakness in our internal control over financial reporting as of December 31, 2019 and may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our consolidated financial statements. If we fail to remedy our material weakness, or if we fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.
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
In connection with the preparation and audit of our 2019 financial statements, we had one material weakness. It was determined that we did not perform an adequate review over the manual consolidation process, resulting in audit adjustments. We have implemented and are continuing to implement a number of measures to address the material weakness; however, there is no guarantee that we will be able to remediate the material weakness on a timely basis, or at all.
If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, it may materially adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner and impact investor confidence in our Company.
The actions we have taken are subject to continued review, supported by confirmation and testing by management as well as audit committee oversight. While we have implemented a plan to remediate this material weakness, we cannot assure you that we will be able to remediate it, which could impair our ability to accurately and timely report our consolidated financial position, results of operations, or cash flows. Our failure to remediate the material weakness identified above or the identification and remediation of additional material weaknesses in the future, could adversely affect our ability to report financial information, including our filing of quarterly or annual reports with the SEC on a timely and accurate basis. Moreover, our failure to remediate the material weakness identified above or the identification of additional material weaknesses, could prohibit us from producing timely and accurate consolidated financial statements, which may adversely affect our share price and we may be unable to maintain compliance with Nasdaq listing requirements.

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
As of March 31, 2020, our executive officers, directors and shareholders who own more than 5% of our outstanding common shares, in the aggregate, assuming the exercise of all options held by such persons, beneficially owned shares representing approximately 35.5% of our common shares. As a result, if these shareholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our shareholders for approval, as well as our management and affairs. For example, these shareholders, if they choose to act together, will control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other shareholders may desire.
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

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. MINE SAFETY DISCLOSURES
None
ITEM 5. OTHER INFORMATION
On March 24, 2020, the Company was issued a key patent protecting its proprietary implant surface technology associated with increased biocompatibility. The U.S. Patent No. 10,595,979 secures breast implant surface architectures expected to cover the Company’s Motiva Implants, which will be available in the U.S. only after the Food and Drug Administration approval is obtained.
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

ESTABLISHMENT LABS HOLDINGS INC.

		By:	/s/ Juan José Chacón Quirós

Date:	May 8, 2020	By:	Juan José Chacón Quirós
		Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 8, 2020	By:	/s/ Renee M. Gaeta

		Name:	Renee M. Gaeta
		Title:	Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)