Form 10-Q
period 2020-06-30
ESTABLISHMENT LABS HOLDINGS INC.
filed 2020-08-10
CIK 1688757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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
The number of the registrant’s common shares outstanding as of August 6, 2020 was 23,367,033.

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

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash	$86,382	$37,655
Accounts receivable, net of allowance for doubtful accounts of $1,954 and $1,026	17,142	22,767
Inventory, net	29,057	28,660
Prepaid expenses and other current assets	3,841	6,757
Total current assets	136,422	95,839
Long-term assets:
Property and equipment, net of accumulated depreciation	16,085	16,418
Goodwill	465	465
Intangible assets, net of accumulated amortization	3,480	3,441
Other non-current assets	360	368
Total assets	$156,812	$116,531
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$8,293	$10,366
Accrued liabilities	10,517	10,677
Other liabilities, short term	1,742	2,199
Total current liabilities	20,552	23,242
Long-term liabilities:
Note payable, Madryn, net of debt discount and issuance costs	48,939	48,142
Madryn put option	3,509	3,072
Other liabilities, long term	2,026	2,461
Total liabilities	75,026	76,917
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common shares - zero par value, unlimited amount authorized; 23,762,787 and 21,057,040 shares issued at June 30, 2020 and December 31, 2019, respectively; 23,354,717 and 20,648,970 shares outstanding at June 30, 2020 and December 31, 2019, respectively	211,932	147,688
Additional paid-in-capital	24,338	21,214
Treasury shares, at cost, 408,070 shares held at June 30, 2020 and December 31, 2019	(2,854)	(2,854)
Accumulated deficit	(155,355)	(127,125)
Accumulated other comprehensive income	3,725	691
Total shareholders’ equity	81,786	39,614
Total liabilities and shareholders’ equity	$156,812	$116,531

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$10,474	$21,684	$34,955	$42,462
Cost of revenue	3,240	8,672	12,243	18,198
Gross profit	7,234	13,012	22,712	24,264
Operating expenses:
Sales, general and administrative	14,438	18,394	33,422	34,450
Research and development	2,399	4,001	6,598	7,585
Total operating expenses	16,837	22,395	40,020	42,035
Loss from operations	(9,603)	(9,383)	(17,308)	(17,771)
Interest income	2	4	10	10
Interest expense	(2,130)	(2,521)	(4,276)	(4,763)
Change in fair value of derivative instruments	1,492	2,640	(437)	2,608
Change in fair value of contingent consideration	(141)	137	299	362
Other expense, net	103	118	(6,093)	(186)
Loss before income taxes	(10,277)	(9,005)	(27,805)	(19,740)
Provision for income taxes	(194)	(35)	(425)	(79)
Net loss	$(10,471)	$(9,040)	$(28,230)	$(19,819)

Basic and diluted net loss per share	$(0.45)	$(0.44)	$(1.23)	$(0.97)
Weighted average outstanding shares used for basic and diluted net loss per share	23,482,031	20,448,643	22,969,162	20,407,912

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(10,471)	$(9,040)	$(28,230)	$(19,819)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	213	(154)	3,034	(87)
Other comprehensive gain (loss)	213	(154)	3,034	(87)
Comprehensive loss	$(10,258)	$(9,194)	$(25,196)	$(19,906)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statement of Shareholders’ Equity
(Unaudited) (In thousands, except share data)

	Common Shares		Treasury Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2020	21,057,040	$147,688	(408,070)	$(2,854)	$21,214	$(127,125)	$691	$39,614
Issuance of common stock, net of underwriters’ discount and issuance costs	2,628,571	63,855	—	—	—	—	—	63,855
Stock option exercises	39,723	181	—	—	—	—	—	181
Share-based compensation	11,062	11	—	—	1,618	—	—	1,629
Shares withheld to cover income tax obligation upon vesting of restricted stock	(1,383)	(1)	—	—	(33)	—	—	(34)
Foreign currency translation gain	—	—	—	—	—	—	2,821	2,821
Net loss	—	—	—	—	—	(17,759)	—	(17,759)
Balance at March 31, 2020	23,735,013	211,734	(408,070)	(2,854)	22,799	(144,884)	3,512	90,307
Stock option exercises	22,734	193	—	—	—	—	—	193
Share-based compensation	5,802	6	—	—	1,551	—	—	1,557
Shares withheld to cover income tax obligation upon vesting of restricted stock	(762)	(1)	—	—	(12)	—	—	(13)
Foreign currency translation gain	—	—	—	—	—	—	213	213
Net loss	—	—	—	—	—	(10,471)	—	(10,471)
Balance at June 30, 2020	23,762,787	$211,932	(408,070)	$(2,854)	$24,338	$(155,355)	$3,725	$81,786
The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statement of Shareholders’ Equity
(Unaudited) (In thousands, except share data)

	Common Shares		Treasury Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2019	20,672,025	$145,709	(408,070)	$(2,854)	$15,156	$(88,975)	$449	$69,485
Issuance of shares in an asset acquisition	12,404	337	—	—	—	—	—	337
Stock option exercises	5,941	84	—	—	—	—	—	84
Warrant exercises	70,567	113	—	—	(57)	—	—	56
Share-based compensation	45,394	45	—	—	1,791	—	—	1,836
Shares withheld to cover income tax obligation upon vesting of restricted stock	(2,528)	(3)	—	—	(53)	—	—	(56)
Foreign currency translation gain	—	—	—	—	—	—	67	67
Net loss	—	—	—	—	—	(10,779)	—	(10,779)
Balance at March 31, 2019	20,803,803	146,285	(408,070)	(2,854)	16,837	(99,754)	516	61,030
Stock option exercises	22,289	92	—	—	—	—	—	92
Warrant exercises	16,754	16	—	—	(16)	—	—	—
Share-based compensation	41,024	41	—	—	1,853	—	—	1,894
Shares withheld to cover income tax obligation upon vesting of restricted stock	(1,451)	(1)	—	—	(34)	—	—	(35)
Foreign currency translation loss	—	—	—	—	—	—	(154)	(154)
Net loss	—	—	—	—	—	(9,040)	—	(9,040)
Balance at June 30, 2019	20,882,419	$146,433	(408,070)	$(2,854)	$18,640	$(108,794)	$362	$53,787
The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(28,230)	$(19,819)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,629	1,416
Provision for doubtful accounts	971	(17)
Provision for inventory obsolescence	564	(22)
Share-based compensation	3,186	3,730
Loss from disposal of property and equipment	114	24
Unrealized foreign currency loss, net	5,647	67
Change in fair value of derivative instruments	437	(2,608)
Change in fair value of contingent consideration	(299)	(362)
Amortization of debt discount	797	1,731
Changes in operating assets and liabilities:
Accounts receivable	4,150	(3,715)
Inventory	(3,235)	(725)
Prepaid expenses and other current assets	2,667	(234)
Other assets	4	(56)
Accounts payable	(1,289)	2,413
Accrued liabilities	(5)	2,709
Other liabilities	(5)	407
Net cash used in operating activities	(12,897)	(15,061)
Cash flows from investing activities:
Purchases of property and equipment	(1,290)	(4,882)
Cash used in asset acquisition	(497)	(767)
Cost incurred for intangible assets	(495)	(17)
Net cash used in investing activities	(2,282)	(5,666)
Cash flows from financing activities:
Repayments on capital leases	(139)	(185)
Proceeds from issuance of common shares, net of underwriters’ discount and issuance costs	63,855	—
Proceeds from stock option exercises	374	176
Proceeds from warrant exercises	—	58
Tax payments related to shares withheld upon vesting of restricted stock	(48)	(91)
Net cash provided by (used in) financing activities	64,042	(42)
Effect of exchange rate changes on cash	(136)	—
Net (decrease)/increase in cash	48,727	(20,769)
Cash at beginning of period	37,655	52,639
Cash at end of period	$86,382	$31,870

Supplemental disclosures:
Cash paid for interest	$3,464	$2,724
Cash paid for income taxes	$2	$146

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Supplemental disclosures of non-cash investing and financing activities:
Unpaid balance for property and equipment	$327	$622
Assets acquired under capital leases	$—	$69
Equity consideration in an asset acquisition	$—	$337
Inventory acquired in an asset acquisition	$—	$1,257
Consideration payable related to asset acquisition	$779	$1,277
The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Formation and Business of the Company
Formation and Business of the Company
Establishment Labs Holdings Inc. and its wholly owned subsidiaries (collectively “the Company”, “we”, “us”, or “our”) is a global company that manufactures and markets innovative medical devices for aesthetic and reconstructive plastic surgery. The Company was established in the British Virgin Islands on October 9, 2013, at which time Establishment Labs, S.A., the Costa Rican manufacturing company, was reincorporated as a wholly-owned subsidiary. As of June 30, 2020, the Company also has wholly-owned subsidiaries in the United States (JAMM Technologies, Inc. and Motiva USA LLC), Brazil (Establishment Labs Produtos para Saude Ltda), Belgium (European Distribution Center Motiva BVBA), France (Motiva Implants France SAS), Sweden (Motiva Nordica AB), Switzerland (JEN-Vault AG), the United Kingdom (Motiva Implants UK Limited), Italy (Motiva Italy S.R.L), Spain (Motiva Implants Spain, S.L.), Austria (Motiva Austria GmbH), Germany (Motiva Germany GmbH) and Argentina (Motiva Argentina S.R.L). Substantially all of the Company’s revenues are derived from the sale of silicone gel-filled breast implants, branded as Motiva Implants.
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
The Company is pursuing regulatory approval to commercialize its products in the United States. The Company received approval for an investigational device exemption, or IDE, from the FDA in March 2018 to initiate a clinical trial in the United States for its Motiva Implants. In August 2019, we completed all patient surgeries for the IDE aesthetic cohorts, which include primary augmentation and revision. As of June 30, 2020, we are continuing to enroll subjects in the remaining reconstruction cohorts.
The Company has been expanding its global operations through a series of acquisitions and establishing wholly-owned subsidiaries. In November 2015, the Company purchased certain assets from Magna Equities I, LLC and established its wholly-owned subsidiary, JAMM Technologies, Inc., in the United States. In January 2016, the Company purchased a distribution company in Brazil to support the application to sell its products in Brazil. In March 2016, the Company purchased a storage and distribution company in Belgium to support its continued growth in Europe. In September 2016, the Company purchased a distribution company in France, and it also established a wholly-owned subsidiary in Switzerland. In November 2017, the Company acquired certain assets from Femiline AB and established its wholly-owned subsidiary in Sweden, Motiva Nordica AB. During 2018, the Company established wholly-owned subsidiaries in the United Kingdom and Italy and purchased certain assets from Menke Med GmbH, Motiva Matrix Spain, S.L. and Belle Health Ltd. In 2019, the Company purchased certain assets from AFS Medical GMBH and established wholly-owned subsidiaries in Austria, Spain and Germany. In 2020, the Company established a wholly-owned subsidiary in Argentina.
2. Summary of Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2020 as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s audited consolidated financial statements as of December 31, 2019 and 2018 and for the years then ended. Below are those policies with current period updates.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
December 31, 2019 and 2018 presented in the Company’s Form 10-K filed on March 16, 2020, with the U.S. Securities and Exchange Commission.
The condensed consolidated financial statements include the Company’s accounts and those of its wholly owned subsidiaries as of June 30, 2020 as follows:

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
Unaudited Interim Condensed Consolidated Financial Information
The accompanying interim condensed consolidated financial statements as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019, and the related interim information contained within the notes to the condensed consolidated financial statements, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to state fairly the Company’s financial position as of June 30, 2020, and the results of its operations and cash flows for the six months ended June 30, 2020 and 2019. Such adjustments are of a normal and recurring nature. The results for the six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full fiscal year 2020, or for any future period.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Asia, and has not yet received approval to sell its products in the United States.
For the six months ended June 30, 2020 and 2019, Brazil accounted for 9.6% and 16.1% of consolidated revenue and no other individual country exceeded 10% of consolidated revenue, on a ship-to destination basis.
The Company’s long-lived assets located in Costa Rica represented the majority of the total long-lived assets as of June 30, 2020 and December 31, 2019.
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
During the six months ended June 30, 2020 and 2019, no customers accounted for more than 10% of the Company’s revenue. Substantially all of the Company’s revenues are derived from the sale of Motiva Implants. One customer accounted for 13.0% and another customer accounted for 11.5% of the Company’s trade accounts receivable balance as of June 30, 2020. One customer accounted for 10.2% of the Company’s trade accounts receivable balance as of December 31, 2019.
The Company relies on NuSil Technology, LLC, or NuSil, as the sole supplier of medical-grade silicone used in Motiva Implants. During the six months ended June 30, 2020 and 2019, the Company had purchases of $8.1 million, or 67.4% of total purchases, and $8.1 million, or 62.1% of total purchases, respectively, from NuSil. As of June 30, 2020 and December 31, 2019, the Company had an outstanding balance owed to this vendor of $2.0 million and $2.7 million, respectively.
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
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus, or COVID-19, as a pandemic which has spread globally, including locations where the Company does business. The full extent of the outbreak, related business and travel restrictions and changes to behavior intended to reduce its spread are uncertain and continues to evolve globally. Therefore, the full extent to which COVID-19 may impact the

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Company’s results of operations, liquidity or financial position is uncertain. This outbreak has already had a material disruption on the operations of the Company and its suppliers and customers. Management continues to monitor the impact that the COVID-19 pandemic is having on the Company, the breast aesthetics and reconstruction market and the economies in which the Company operates. The Company anticipates that its future results of operations, including the results for 2020, will be materially impacted by the COVID-19 outbreak, but, at this time, does not currently expect that the impact from the COVID-19 outbreak will have a material effect on the Company’s liquidity or financial position. However, given the speed and frequency of continuously evolving developments with respect to this pandemic, the Company cannot reasonably estimate the magnitude of the impact to the results of its operations. To the extent that the Company’s customers continue to be materially and adversely impacted by the COVID-19 outbreak, this could materially interrupt the Company’s business operations.
Cash
The Company’s cash consists of cash maintained in checking and interest-bearing accounts. The Company accounts for financial instruments with original maturities of three months or less at the date of purchase as cash equivalents. The Company held no cash equivalents as of June 30, 2020 and December 31, 2019.
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
Inventory and Cost of Revenue
Inventory is stated at the lower of cost to purchase or manufacture the inventory or the net realizable value of such inventory. Cost is determined using the standard cost method which approximates actual costs using the first-in, first-out basis. The Company regularly reviews inventory quantities considering actual losses, projected future demand, and remaining shelf life to record a provision for excess and slow-moving inventory. An inventory reserve of $0.9 million and $0.3 million has been recorded as of June 30, 2020 and December 31, 2019, respectively.
The Company recognizes the cost of inventory transferred to the customer in cost of revenue when revenue is recognized.
Shipping and Handling Costs
Shipping and handling costs are expensed as incurred and are included in selling, general and administrative, or SG&A, expenses. For the three months ended June 30, 2020 and 2019, shipping and handling costs were $0.6 million and $0.7 million, respectively. For each of the six months ended June 30, 2020 and 2019, shipping and handling costs were $1.4 million.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Appropriate reserves are established for anticipated sales returns based on historical experience, recent gross sales and any notification of pending returns. The Company recognizes revenue when title to the product and risk of loss transfer to customers, provided there are no remaining performance obligations required of the Company or any written matters requiring customer acceptance. The Company allows for the return of product from direct customers in certain regions within fifteen days after the original sale and records estimated sales returns as a reduction of sales in the same period revenue is recognized. Sales return provisions are calculated based upon historical experience with actual returns. Actual sales returns in any future period are inherently uncertain and thus may differ from the estimates. If actual sales returns differ significantly from the estimates, an adjustment to revenue in the current or subsequent period is recorded. As of June 30, 2020 and December 31, 2019, an allowance of $24,000 and $36,000 was recorded for product returns, respectively.
A portion of the Company’s revenue is generated from the sale of consigned inventory maintained at physician, hospital, and clinic locations. For these products, revenue is recognized at the time the Company is notified by the consignee that the product has been implanted, not when the consigned products are delivered to the consignee’s warehouse.
Revenue was generated in these primary geographic markets:

	Six Months Ended June 30,		Three Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Europe	$15,932	$18,687	$6,153	$9,280
Latin America	8,508	12,184	1,366	6,017
Asia-Pacific/Middle East	10,350	11,222	2,880	6,276
Other	165	369	75	111
	$34,955	$42,462	$10,474	$21,684

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
During the year ended December 31, 2019, there was no impairment of goodwill or intangible assets based on the qualitative assessments performed by the Company. As of June 30, 2020, the Company determined that the economic impact of the global COVID-19 pandemic constituted a triggering event which would indicate that the acquired intangible asset values may not be recoverable. During the six months ended June 30, 2020, there has been no impairment of goodwill or intangible assets based on the qualitative assessments performed by the Company.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. There were no impairment charges, or changes in estimated useful lives recorded during the year ended December 31, 2019 or the six months ended June 30, 2020.
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
There were no material uncertain tax positions in fiscal 2019 and for the six months ended June 30, 2020.
Foreign Currency
The financial statements of the Company’s foreign subsidiaries whose functional currencies are the local currencies are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, stockholders’ equity at the historical rates of exchange, and income and expense amounts at the average exchange rate for the period. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in “Accumulated other comprehensive income (loss)” as equity in the condensed consolidated balance sheet. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses resulting from foreign currency transactions are included within “Other expense, net” in the

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
condensed consolidated statement of operations. For the six months ended June 30, 2020, foreign currency transaction loss amounted to $5.8 million as compared to a foreign currency transaction loss of $0.3 million for the six months ended June 30, 2019.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU replaces the impairment methodology in current GAAP, which delays recognition of credit losses until it is probable a loss has been incurred, with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For non-public business entities and emerging growth companies the standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently assessing the impact the adoption of ASU 2016-13 will have on its consolidated financial statements and footnote disclosures.
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
3.  Balance Sheet Accounts
Inventory, Net

	June 30, 2020	December 31, 2019

	(in thousands)
Raw materials	$6,510	$5,506
Work in process	1,265	1,200
Finished goods	21,282	21,954
	$29,057	$28,660

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Property and Equipment, Net

	June 30, 2020	December 31, 2019

	(in thousands)
Machinery and equipment	$8,450	$8,045
Building improvements	6,456	6,443
Furniture and fixtures	3,820	3,614
Building	2,472	2,472
Leasehold improvements	1,978	2,101
Land	802	802
Vehicles	464	463
Construction in Process	113	—
Total	24,555	23,940
Less: Accumulated depreciation and amortization	(8,470)	(7,522)
	$16,085	$16,418

For the three months ended June 30, 2020 and 2019, depreciation and amortization expense related to property and equipment was $0.6 million and $0.7 million, respectively. For the six months ended June 30, 2020 and 2019, depreciation and amortization expense related to property and equipment was $1.2 million and $1.3 million, respectively.
The Company entered into capital leases relating to equipment and vehicles and recorded the fair value of the lease payments on the initial contract date and is amortizing the assets over the term of the leases. As of each of June 30, 2020 and December 31, 2019, the gross asset value for capital lease assets was $1.5 million. Depreciation expense for assets under capital leases was $21,000 for each of the three months ended June 30, 2020 and 2019. Depreciation expense for assets under capital leases was $42,000 for each of the six months ended June 30, 2020 and 2019.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Accrued Liabilities
Accrued liabilities consisted of the following:

	June 30, 2020	December 31, 2019

	(in thousands)
Performance bonus	$1,148	$2,080
Payroll and related expenses	2,702	1,996
Bonus feature of stock option grants	5,102	4,212
Commissions	246	522
Professional and legal services	494	500
Short-term minimum lease payments under capital leases	118	258
Warranty reserve	264	313
Advisory board and board of director related expenses	3	124
Other	440	672
	$10,517	$10,677

Other Liabilities, Short Term
Other liabilities, short-term consisted of the following:

	June 30, 2020	December 31, 2019

	(in thousands)
Contingent equity consideration	$623	$922
Deferred revenue	728	785
Cash payable for asset acquisitions	391	492
	$1,742	$2,199

Other Liabilities, Long Term
Other liabilities, long-term consisted of the following:

	June 30, 2020	December 31, 2019

	(in thousands)
Deferred revenue	$1,290	$1,344
Cash payable for asset acquisitions	388	781
Other	348	336
	$2,026	$2,461

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
The Company’s goodwill and most intangibles at June 30, 2020 are the result of acquisitions of certain assets formerly owned by VeriTeQ Corporation in November 2015 and Femiline AB in November 2017, and business acquisitions of Establishment Labs Brasil Productos para Saude Ltda. in January 2016, European Distribution Center Motiva BVBA in March 2016 and Motiva Implants France in September 2016. Finite-lived intangibles are amortized over their estimated useful lives based on expected future benefit.
In addition to the intangibles acquired, the Company capitalized certain patent and license rights as identified intangibles based on patent and license rights agreements entered into over the past several years. Additionally, the Company capitalized certain software development costs.
There were no changes in the carrying amount of goodwill during the six months ended June 30, 2020:

	Balance as of January 1, 2020	Additions	Accumulated Impairment Losses	Balance as of June 30, 2020

	(in thousands)
Goodwill	$465	$—	$—	$465

The carrying amounts of these intangible assets other than goodwill as of June 30, 2020 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives

	(in thousands)			(in years)
Patents and license rights	$1,731	$(851)	$880	7-12
Customer relationships	1,896	(1,086)	810	4-10
510(k) authorization	567	(175)	392	15
Developed technology	62	(42)	20	10
Capitalized software development costs	1,217	(176)	1,041	2-5
Other	75	(29)	46	2-5
Capitalized patents and license rights not yet amortized	291	—	291
	$5,839	$(2,359)	$3,480

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

For each of the three months ended June 30, 2020 and 2019, amortization expense related to intangible assets was $0.2 million. For each of the six months ended June 30, 2020 and 2019, amortization expense related to intangible assets was $0.4 million. Non-product related amortization is recorded in SG&A while product related amortization is recorded in cost of revenue.
As of June 30, 2020, the amortization expense related to identifiable intangible assets, with definite useful lives, in future periods is expected to be as follows:

Year Ending December 31,	(in thousands)
2020 (remaining)	$509
2021	910
2022	585
2023	340
2024	324
Thereafter	521
Total	$3,189

The Company evaluates the recoverability of goodwill and indefinite-lived intangible assets annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. As of June 30, 2020, there has been no impairment of goodwill or intangible assets based on the qualitative assessments performed by the Company.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.
The fair value hierarchy defines a three-level valuation hierarchy for disclosure of fair value measurements as follows:
•Level I Unadjusted quoted prices in active markets for identical assets or liabilities;
•Level II Inputs other than quoted prices included within Level I that are observable, unadjusted quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities; and
•Level III Unobservable inputs that are supported by little or no market activity for the related assets or liabilities.
The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy at period end:

	Fair Value Measurements at June 30, 2020
	Total	Level 1	Level 2	Level 3

	(in thousands)
Liabilities
Madryn put option liability	$3,509	$—	$—	$3,509
Acquisition-related contingent consideration	623	—	—	623
	$4,132	$—	$—	$4,132

	Fair Value Measurements at December 31, 2019
	Total	Level 1	Level 2	Level 3

	(in thousands)
Liabilities
Madryn put option liability	$3,072	$—	$—	$3,072
Acquisition-related contingent consideration	922	—	—	922
	$3,994	$—	$—	$3,994

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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Valuation of the embedded derivatives is complex and requires interest rate simulation, estimating the resultant bond valuation and the resultant pay-off to the option holder. The Company estimated the fair value of the embedded redemption options based on a “with” and “without” approach using the Black-Derman-Toy model, a form of the Binomial Lattice Model that captures interest rate variability and the prepayment optionality. The Binomial Lattice Model allows for the possibility of exercise before the end of the option’s life and considers future interest rates, volatility and other data with regards to the Company’s credit rating and credit spread. The value of the embedded derivatives was based on the difference between the “with” and “without” analysis. The probability of a change in control occurring was determined to be 50% at June 30, 2020 and December 31, 2019.
The Company used the following assumptions to value Madryn derivatives:
Put Option Liability (Madryn)

	June 30, 2020	December 31, 2019
Interest rate volatility	21.8%	21.4%
Market yield rate	11.1%	10.1%
Term (in years)	5.25	5.75
Dividend yield	—	—

On November 17, 2017, the Company and Femiline AB and Johan Anderson, or the Seller, entered into an agreement to purchase certain assets from the Seller. The assets purchased included all existing inventory previously sold by the Company to the Seller, all customer relationships and a covenant not to compete. The aggregate purchase price for the assets purchased was 100,000 Class A Ordinary shares of the Company, contingently issuable upon achievement of specific milestones. Based on the valuation of the Company’s shares performed by a valuation specialist, the contingently issuable shares had an aggregate value of $1.0 million calculated as a product of contingently issuable shares and estimated fair value per share on the date of the agreement. As of June 30, 2020, the Company has issued 66,666 shares to the Seller after the milestones for fiscal 2018 and 2019 were met. As of June 30, 2020, the fair value of the contingently issuable shares was determined using the closing price of the Company’s publicly traded shares.
As of June 30, 2020 and December 31, 2019, the remaining contingent consideration liability was included in “Other liabilities, short term”.
The estimates are based, in part, on subjective assumptions and could differ materially in the future.
During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at fair value using Level 3 inputs. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the six months ended June 30, 2020 or during the year ended December 31, 2019.
The fair value of the debt redemption feature liability includes the estimated volatility and risk-free rate. The higher/lower the estimated volatility, the higher/lower the value of the debt redemption feature liability. The higher/lower the risk-free interest rate, the higher/lower the value of the debt conversion feature liability.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments as follows:

	Acquisition-related Contingent Consideration	Put Option Liability (Madryn)
Balance at December 31, 2018	$1,828	$4,768
Change in fair value	(362)	(2,608)
Balance at June 30, 2019	$1,466	$2,160

Balance at December 31, 2019	$922	$3,072
Change in fair value	(299)	437
Balance at June 30, 2020	$623	$3,509

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
Prior to amending the Madryn Credit Agreement on June 17, 2019, the Company’s ability to borrow the remaining term loans under the Madryn Credit Agreement was subject to the Company achieving certain revenue milestones. The Company met milestones sufficient to borrow and borrowed an additional $5.0 million (Term B-1) on October 31, 2017 and $5.00 million (Term B-2) on December 15, 2017, increasing the total outstanding principal balance to $40.0 million as of December 31, 2017.
Pursuant to the June 2019 amendment, the Company became eligible to borrow an additional $10.0 million (Term B-3) and $15.0 million (Term B-4) on or before September 30, 2019 and December 31, 2019, respectively. The Company borrowed the available funds under both tranches equal to $25.0 million on August 12, 2019, bringing up the total outstanding principal balance to $65.0 million as of June 30, 2020.
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
Prior to the effectiveness of the June 17, 2019 amendment, borrowings under the Madryn Credit Agreement bore interest at a rate equal to 3-month LIBOR plus 11.0% per annum. As of the amendment on June 17, 2019, borrowings under the Madryn Credit Agreement bear interest at a rate equal to 3-month LIBOR plus 8.0% per annum provided that no default has occurred. In an event of a default, the interest would increase by an additional

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
4.0% per annum. The effective interest rate under the amended Madryn Credit Agreement is 18.4%, and the weighted average interest rate was approximately 10.6% at June 30, 2020. The Company incurred $3.5 million and $3.0 million in interest expense in connection with Madryn Credit Agreement during the six months ended June 30, 2020 and in 2019, respectively, including $0.3 million of direct costs to amend the Madryn Credit Agreement in June 2019, which were expensed as interest expense. No principal payments are due on the term loans until the final maturity date on September 30, 2025.
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
The Company recorded Madryn debt on the balance sheet as follows:

	June 30, 2020	December 31, 2019

	(in thousands)
Principal	$65,000	$65,000
Net unamortized debt discount and issuance costs	(16,061)	(16,858)
Net carrying value of Madryn debt	$48,939	$48,142

As of June 30, 2020, the Company is in compliance with all financial debt covenants.
7.  Commitments and Contingencies
Operating Leases
We lease certain facilities under various operating leases. Most of the lease agreements provide us with the option of renewing our leases at the end of the initial lease term, at fair market rates. In most cases, we expect that in the normal course of business, facility leases will be renewed or replaced by other leases.
For the three months ended June 30, 2020 and 2019 rent expense was $0.2 million and $0.4 million, respectively. For the six months ended June 30, 2020 and 2019 rent expense was $0.5 million and $0.7 million, respectively.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Future minimum lease payments under the operating leases as of June 30, 2020 were as follows:

Years Ending December 31,	Operating Leases
(in thousands)
2020 (remaining)	$284
2021	483
2022	413
2023	381
2024	373
Thereafter	1,179
$3,113

Capital Leases
The Company entered into capital lease arrangements relating to software, equipment and vehicles. The lease periods are from three to seven years. The repayments are made monthly with an interest rates ranging from 7% to 12% per year.
Future minimum lease payments under these capital leases as of June 30, 2020 were as follows:

Years Ending December 31,	Capital Leases
(in thousands)
2020 (remaining)	$129
2021	180
2022	39
348
Interest included in the above payments	(22)
Amount payable without interest	326
Short-term minimum capital lease payments (included in accrued liabilities)	118
Long-term minimum capital lease payments	$208

Contingencies
Periodically, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual or disclosure at June 30, 2020 and December 31, 2019 except for contingent equity consideration related to past asset acquisitions (see Note 3).
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
8. Shareholders’ Equity
Under the Memorandum of Association and Articles of Association, or Articles, in effect as of June 30, 2020 and December 31, 2019, the Company had authorized an unlimited number of common shares with no par value.
As of June 30, 2020 and December 31, 2019, 23,762,787 and 21,057,040 common shares, respectively, were issued and 23,354,717 and 20,648,970 common shares, respectively, were outstanding.
During the six months ended June 30, 2020, the Company granted stock options to employees and contractors (see Note 10).
The Company had reserved common shares for future issuances as follows:

	June 30, 2020	December 31, 2019
Warrants to purchase shares	5,500	5,500
Options to purchase shares	2,044,634	1,837,576
Remaining shares available under the 2018 Equity Incentive Plan	1,731,133	1,312,648
Shares issuable on vesting of restricted stock awards	102,670	128,682
Remaining shares available under the 2018 ESPP	474,000	287,000
Total	4,357,937	3,571,406

9. Warrants
In March 2017, the Company issued warrants for the purchase of 145,000 Class B ordinary shares to parties related to Rockport Ventures, with a fixed exercise price of $3.80 per share.
During the six months ended June 30, 2020, no warrants were exercised. As of each of June 30, 2020 and December 31, 2019, 5,500 warrants to purchase the Company’s common shares were outstanding and exercisable:

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
During the periods presented, the Company recorded the following share-based compensation expense for stock options and restricted stock awards:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands)
Sales, general and administrative	$1,139	$1,413	$2,446	$2,681
Research and development	418	481	740	1,049
Total	$1,557	$1,894	$3,186	$3,730

Stock Options

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2019	1,837,576	$14.54	8.06	$24,122
Granted (weighted-average fair value of $10.64 per share)	367,265	19.11
Exercised	(62,457)	5.99
Forfeited/canceled	(97,750)	15.70
Balances at June 30, 2020	2,044,634	$15.57	8.04	$10,046

As of June 30, 2020, 835,046 options were vested and exercisable with weighted-average exercise price of $9.98 per share and a total aggregate intrinsic value of $8.0 million.
During the six months ended June 30, 2020, 62,457 options were exercised at a weighted-average price of $5.99 per share. The intrinsic value of the options exercised during the six months ended June 30, 2020 was $0.8 million. Upon the exercise of stock options, the Company issued new shares from its authorized shares.
At June 30, 2020, unrecognized compensation expense was $8.4 million related to stock options granted to employees and Board of Directors and $2.3 million related to stock options granted to consultants. The weighted-average period over which such compensation expense will be recognized is 2.4 years.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Stock Options Granted to Employees
Share-based compensation expense for employees is based on the grant date fair value. The Company recognizes compensation expense for all share-based awards ratably on a straight-line basis over the requisite service period of the awards, which is generally the vesting term of four years. During the six months ended June 30, 2020 and 2019, the Company recognized $1.4 million and $0.9 million, respectively, of stock-based compensation expense for stock options granted to employees.
The Company uses the Black-Scholes option valuation model to value options granted to employees and consultants, which requires the use of highly subjective assumptions to determine the fair value of share-based awards. The assumptions used in the Company’s option-pricing model represent management’s best estimates. These estimates are complex, involve a number of variables, uncertainties and assumptions and the application of management’s judgment. If factors change and different assumptions are used, the Company’s share-based compensation expense could be materially different in the future. The assumptions and estimates that the Company uses in the Black-Scholes model are as follows:
▪Fair Value of Common Shares. Following the IPO, the closing price of the Company’s publicly-traded common shares on the date of grant is used as the fair value of the shares. Prior to the IPO, the fair value of ordinary shares was estimated on a periodic basis by the Company’s Board of Directors, with the assistance of an independent third-party valuation firm. The Board of Directors intended all options granted to be exercisable at a price per share not less than the estimated per share fair value of the shares underlying those options on the date of grant.
▪Risk-Free Interest Rate. The Company bases the risk-free interest rate used in the Black-Scholes valuation model on the implied yield available on U.S. Treasury zero-coupon issues with a term equivalent to that of the term of the options for each option group on the measurement date.
▪Term. For employee stock options, the expected term represents the period that the Company’s share-based awards are expected to be outstanding. Because of the limitations on the sale or transfer of the Company’s shares during the period the Company was a privately held company, the Company does not believe its historical exercise pattern is indicative of the pattern it will experience as a publicly traded company. The Company consequently uses the Staff Accounting Bulletin 110, or SAB 110, simplified method to calculate the expected term of employee stock options, which is the average of the contractual term and vesting period. The Company plans to continue to use the SAB 110 simplified method until it has sufficient trading history as a publicly traded company. For consultant stock options, the term used is equal to the remaining contractual term on the measurement date.
▪Volatility. The Company determines the price volatility based on the historical volatilities of industry peers as it does not have sufficient trading history for its shares. Industry peers consist of several public companies in the medical device industry with comparable characteristics, including revenue growth, operating model and working capital requirements. The Company intends to continue to consistently apply this process using the same or a similar peer group of public companies until a sufficient amount of historical information regarding the volatility of its own shares becomes available, or unless circumstances change such that the identified peer companies are no longer similar, in which case other suitable peer companies whose common share prices are publicly available would be utilized in the calculation. The volatility is calculated based on the term on the measurement date.
▪Dividend Yield. The expected dividend assumption is based on the Company’s current expectations about its anticipated dividend policy. The Company has no expectation that it will declare dividends on its common shares, and therefore has used an expected dividend yield of zero.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The fair value of stock options granted to employees was estimated using the following assumptions:

	Six Months Ended June 30,
	2020	2019
Volatility	55% - 60%	56%
Risk-free interest rate	0.4% - 1.5%	1.9% - 2.6%
Term (in years)	6.25	6.25
Dividend yield	—	—

Stock Options Granted to Non-Employees
Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned using an accelerated attribution method. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered. For the six months ended June 30, 2020 and 2019, the Company recognized expense of $1.5 million and $2.1 million, respectively, for stock options granted to consultants.
The fair value of stock options granted to consultants was estimated using the following assumptions during the following periods presented:

	Six Months Ended June 30,
	2020	2019
Volatility	56% - 60%	57%
Risk-free interest rate	0.6% - 1.6%	2.1%
Term (in years)	10	10
Dividend yield	—	—

Restricted Stock
Each vested RSA entitles the holder to be issued one common share. These awards vest according to a vesting schedule determined by the Compensation Committee of the Company’s Board of Directors, generally over a one to four year period.
The following table represents RSA activity for fiscal 2020:

	Restricted Stock Awards	Weighted- Average Grant Date Fair Value
Outstanding unvested at December 31, 2019	128,682	$11.81
Granted	—	—
Vested	(16,864)	12.53
Forfeited/canceled	(9,148)	9.55
Outstanding unvested at June 30, 2020	102,670	$11.90

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The fair value of restricted stock is the grant date market value of common shares. The Company recognizes share-based compensation expense related to restricted stock using a straight-line method over the vesting term of the awards. The share-based compensation expense for RSAs that vested during the six months ended June 30, 2020 and 2019, was $0.3 million and $0.7 million, respectively, which was calculated based on the market value of the Company’s common shares on the applicable date of vesting.
As of June 30, 2020, we had unrecognized share-based compensation cost of approximately $0.8 million associated with unvested restricted stock awards. This cost is expected to be recognized over a weighted-average period of approximately 1.2 years.
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

As of June 30, 2020, the Company has fully paid for the Austria asset acquisition.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
12. Net Loss Per Share
The following table summarizes the computation of basic and diluted net loss per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands, except share and per share data)
Numerator:
Net loss	$(10,471)	$(9,040)	$(28,230)	$(19,819)
Denominator:
Weighted average common shares used for basic and diluted earnings per share	23,482,031	20,448,643	22,969,162	20,407,912

Loss per share:
Basic and diluted	$(0.45)	$(0.44)	$(1.23)	$(0.97)

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
The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares:

	Six Months Ended June 30,
	2020	2019
Options to purchase common shares	1,896,074	1,840,057
Shares issuable on vesting of restricted stock awards	102,670	228,114
Warrants to purchase common shares	5,500	5,500
Total	2,004,244	2,073,671

13. Related Party Transactions
During the six months ended June 30, 2020 and 2019, the Company recorded revenue of $0.3 million and $0.4 million, respectively, for product sales to Herramientas Medicas, S.A., a distribution company owned by a family member of the Chief Executive Officer of the Company. Accounts receivable owed to the Company from this distribution company amounted to approximately $0.1 million and $0.2 million as of June 30, 2020 and December 31, 2019, respectively.
In May 2016, the Company entered into a scientific board advisory agreement with Dr. Manuel Enrique Chacón Quirós pursuant to which Dr. Chacón Quirós joined the Company’s Scientific Advisory Board, provides general scientific advice, and serves as a clinical investigator, among other services. In exchange for these services, Dr. Chacón Quirós was granted options to purchase 20,580 shares, vesting over four years in equal annual installments, provided that he continues to provide these services at such times. In September 2016, the Company entered into a separate agreement with Dr. Chacón Quirós to maintain his clinic in Costa Rica as a

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
MotivaImagine Excellence Center and to host and train physicians in the use of the Company products in relevant procedures, among other services, in exchange for cash reimbursement of up to $4,500 per day that such services are rendered. Dr. Chacón Quirós resigned from the Company’s Scientific Advisory Board in November 2019. Dr. Chacón Quirós is the brother of our Chief Executive Officer, Juan José Chacón Quirós. During the six months ended June 30, 2020 and 2019, the Company paid Dr. Chacón Quirós approximately $46,000 and $72,000, respectively, for services rendered.
14. Subsequent Events
On August 1, 2020, Motiva Italy S.r.l, a wholly owned subsidiary of the Company, entered into an asset purchase agreement with Orion Trading S.r.l, or the Italy Seller, to purchase certain assets from the Italy Seller. The assets purchased included all existing inventory previously sold by the Company to the Italy Seller and all customer relationships and contracts. The aggregate purchase price for the assets purchased was the aggregate sum of book value of the inventory at the time of the transaction estimated to be €0.7 million, or approximately $0.8 million, a cash payment of €0.3 million, or approximately $0.3 million, and, if applicable, a cash payment equal to the true-up value of the inventory not to exceed €0.1 million, or approximately $0.1 million.

On August 5, 2020, the Company amended the Madryn Credit Agreement to adjust the minimum product revenue milestone previously applicable to December 31, 2020 to September 31, 2021 and to add Motiva Implants UK Limited, Motiva Implants France SAS, Motiva Implants Spain, S.L. and Motiva Germany GmbH, wholly-owned subsidiaries of the Company, as guarantors to the Madryn Credit Agreement.

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
These risks and uncertainties arise from (among other factors):
•our expectations and estimates concerning future financial performance, financing plans and the impact of competition;

•the impact that the COVID-19 pandemic may have with respect to deferrals of procedures using our products, disruptions or restrictions on the ability of many of our employees and of third parties on which we rely to work effectively, and temporary closures of our facilities and of the facilities of our customers and suppliers;
•the full extent to which the COVID-19 pandemic will, directly or indirectly, impact our business, results of operations and financial condition, including our sales, expenses, supply chain integrity, manufacturing capability, research and development activities, clinical activities, and employee-related compensation, including as a result of (1) a resurgence in COVID-19 transmission and infection after the loosening of “stay at home” restrictions or resumption of surgical procedures, (2) actions required or recommended to contain or treat COVID-19, in light of any or all of the foregoing or other as-yet unanticipated developments, and (3) the direct and indirect economic impact, both domestically and abroad, of COVID-19 as a result of any or all of the foregoing, including actions taken by local, state, national and international governmental agencies, whether such impact affects customers, suppliers, or markets generally, all of which currently are highly uncertain;
•our ability to continue to invest in medical education and training, product development, and/or sales and commercial marketing initiatives at levels sufficient to drive future revenue growth;
•unexpected expenses and delay and our ability to manage timelines and costs related to manufacturing our products including as a result of litigation or developing and supporting the full commercial launch of new products;
•our ability to obtain additional debt and equity financing to fund capital expenditures and working capital requirements and acquisitions;
•our ability to complete acquisitions, integrate operations post-acquisition and maintain relationships with customers of acquired entities;
•our ability to support the safety and efficacy of our products with long-term clinical data;
•existing and future regulations affecting our business, both in the United States and internationally, and enforcement of those regulations;
•our ability to protect our intellectual property, including unpatented trade secrets, and to operate without infringing or misappropriating the proprietary rights of others;
•general economic and business conditions, in both domestic and international markets; and
•other risk factors described in our other SEC filings, including in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II, Item 1A of our Quarterly Reports on Form 10-Q for quarters ended after December 31, 2019.
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
Our revenue for the six months ended June 30, 2020 and 2019 was $35.0 million and $42.5 million, respectively, a decrease of $7.5 million, or 17.7%. Net losses increased to $28.2 million for the six months ended June 30, 2020 from $19.8 million for the six months ended June 30, 2019. As of June 30, 2020 we had an accumulated deficit of $155.4 million.
Our cash balance as of June 30, 2020 was $86.4 million.
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
Components of Results of Operations
Revenue
We commenced sales of our Motiva Implants in October 2010 and these products have historically accounted for the majority of our revenues. Sales of our Motiva breast implants accounted for over 95% of our revenues for the six months ended June 30, 2020, and we expect our revenues to continue to be driven primarily by sales of these products. We primarily derive revenue from sales of our Motiva Implants to two types of customers: (1) medical distributors and (2) direct sales to physicians, hospitals, and clinics.

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
We expect our R&D expenses to continue to increase in absolute dollars and as a percentage of revenue for the foreseeable future as we continue to advance our products under development, as well as initiate and prepare for additional clinical studies. We received an approval of an investigational device exemption, or IDE, from the FDA in March 2018 to initiate a clinical trial and enrolled the first patient during the first half of 2018. In August 2019, we completed all patient surgeries for the IDE aesthetic cohorts, which include primary augmentation and revision. As of June 30, 2020, we successfully completed enrollment in the revision reconstruction sub-cohort and we are continuing to enroll subjects in the remaining reconstruction cohorts. Although we continue to activate trial sites and secure Institutional Review Board approvals, the COVID-19 pandemic has delayed enrollment in the reconstruction cohorts for our IDE clinical trial, which could add at least six months to our planned regulatory timeline. We plan to enroll 800 patients in the study across 40 sites in the United States, Germany and Sweden. The results of the study are expected to support a pre-market approval, or PMA, submission to the FDA. We estimate that total costs for this IDE clinical trial will be between $30.0 million and $40.0 million over ten years. We also have other products under development for which we may be required to conduct clinical trials in future periods in order to receive regulatory approval to market these products.
Interest Expense
Interest expense consists primarily of cash and non-cash interest related to outstanding debt and amortization of debt discounts. As of June 30, 2020, we had $65.0 million in outstanding principal and accrued interest.
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
•Surgery Deferrals: From late March 2020 to mid-May 2020, among other impacts on our business related to the pandemic, plastic surgeons and their patients deferred surgical procedures in which our products otherwise could have been used. This decrease in demand for our products recovered to varying degrees in the latter half of May and into June 2020, though still below pre-pandemic levels, as certain geographies reopened after an initial improvement in COVID-19 infection rates and allowed plastic surgeons to resume providing procedures. However, a resurgence of infections has been observed, which may further restrict demand similar to early phases of the pandemic. As a result, we expect to see continued volatility through at least the duration of the pandemic as geographies respond to current local conditions. The duration of further deferrals of surgical procedures, the magnitude of such deferrals, the timing and extent of the economic impact of the pandemic, and the pace at which the economy recovers therefrom, cannot be determined at this time. We continue to work closely with our plastic surgeon customers, distributors and suppliers to navigate through this unforeseen event while maintaining flexible operations and investing for future growth.
•Operations: Our sales, marketing and research and development efforts have continued since the outbreak of the pandemic. However, the pandemic has adversely affected our business despite the steps taken to mitigate its impact. To protect the safety, health and well-being of our employees, distributor and plastic surgeon customers, and communities, we implemented preventative measures including travel restrictions and requiring all office-based employees to work from home, except for those related to manufacturing and select others, as permitted under governmental orders.
Our manufacturing, distribution and supply chain has largely been uninterrupted, but could be disrupted as a result of the pandemic due to staffing shortages, production slowdowns, stoppages, or disruptions in delivery systems.

•Cost Containment: We continue to carefully manage expenses and cash spend to preserve liquidity and we initiated actions to generate savings in areas such as travel, events and consulting. Production at our manufacturing locations has been reduced based on our current forecasts and at the end of June 2020, we reduced our manufacturing headcount by approximately 70 positions.
•First Half 2020 Results: Given that the onset of COVID-19 occurred toward the end of the first quarter of 2020, our total revenue for the second quarter of 2020 was significantly lower compared to the same period in 2019.
•Outlook: At this time, the full extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations is uncertain and cannot be predicted with reasonable accuracy and will depend on future developments that are also uncertain and cannot be predicted with reasonable accuracy.
For additional information on the various risks posed by the COVID-19 pandemic on our business, financial condition and results of operations, please see Item 1A. Risk Factors in this report.
Consolidated Results of Operations
The following tables set forth our results of operations for the periods presented, in dollars:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(unaudited) (in thousands)
Revenue	$10,474	$21,684	$34,955	$42,462
Cost of revenue	3,240	8,672	12,243	18,198
Gross profit	7,234	13,012	22,712	24,264
Operating expenses:
Sales, general and administrative	14,438	18,394	33,422	34,450
Research and development	2,399	4,001	6,598	7,585
Total operating expenses	16,837	22,395	40,020	42,035
Loss from operations	(9,603)	(9,383)	(17,308)	(17,771)
Interest expense	(2,130)	(2,521)	(4,276)	(4,763)
Change in fair value of derivative instruments	1,492	2,640	(437)	2,608
Change in fair value of contingent consideration	(141)	137	299	362
Other expense, net	105	122	(6,083)	(176)
Loss before income taxes	(10,277)	(9,005)	(27,805)	(19,740)
Provision for income taxes	(194)	(35)	(425)	(79)
Net loss	$(10,471)	$(9,040)	$(28,230)	$(19,819)

Comparison of Three Months Ended June 30, 2020 and 2019

	Three Months Ended June 30,
	2020	2019

	(unaudited) (in thousands)
Revenue	$10,474	$21,684
Cost of revenue	3,240	8,672
Gross profit	$7,234	$13,012
Gross margin	69.1%	60.0%

Revenue
Revenue decreased $11.2 million, or 51.7%, to $10.5 million for the three months ended June 30, 2020 as compared to $21.7 million for the three months ended June 30, 2019. The decrease was primarily due to the global COVID-19 pandemic as multiple geographies experienced a restriction of elective surgical procedures and a shut-down or slow-down in business activity deemed to be non-essential.
Cost of Revenue and Gross Margin
Cost of revenue decreased $5.4 million, or 62.6%, to $3.2 million for the three months ended June 30, 2020 compared to $8.7 million for the three months ended June 30, 2019. The decrease in cost of revenue is in line with the decrease in revenue due to COVID-19 pandemic.
Gross margin increased to 69.1% for the three months ended June 30, 2020 as compared to 60.0% for the three months ended June 30, 2019 due to the benefit of geographic mix, greater operating efficiencies, and enhanced manufacturing planning capabilities.
Operating Expenses

	Three Months Ended June 30,
	2020	2019

	(unaudited) (in thousands)
Operating expenses:
Sales, general and administrative	$14,438	$18,394
Research and development	2,399	4,001
Total operating expenses	$16,837	$22,395

Sales, General and Administrative Expense
SG&A expense decreased $4.0 million, or 21.5%, to $14.4 million for the three months ended June 30, 2020, compared to $18.4 million for the three months ended June 30, 2019. The decrease in SG&A was primarily due to a $1.8 million decrease in consulting fees, a $1.0 million decrease in marketing expense, a $0.8 million decrease in sales commissions and a $0.6 million decrease in personnel and related costs. This decrease was partially offset by a $0.6 million increase in insurance and a $0.4 million increase in software costs. The decrease in SG&A expenses was primarily driven by the Company's efforts to cut costs given the projected loss of revenue due to the global COVID-19 pandemic.
Research and Development Expense
R&D expense decreased $1.6 million, or 40.0%, to $2.4 million for the three months ended June 30, 2020, compared to $4.0 million for the three months ended June 30, 2019 primarily due to a $1.2 million decrease in personnel costs and a $0.4 million decrease in expenditures related to our IDE clinical study in the United States. The decrease in R&D expenses was primarily driven by COVID-19 related delayed clinical trial enrollment and the Company's efforts to cut costs given the projected loss of revenue due to the global COVID-19 pandemic.

Interest Expense
Interest expense for the three months ended June 30, 2020 was $2.1 million as compared to $2.5 million for the three months ended June 30, 2019. The decrease was primarily due to a decrease in the contractual interest rate in the Madryn Credit Agreement, which was amended in June 2019.
Change in Fair Value of Derivative Instruments
Change in fair value of derivative instruments for the three months ended June 30, 2020 resulted in a gain of $1.5 million as compared to a gain of $2.6 million for the three months ended June 30, 2019. The change in fair value of derivative instruments was primarily due to changes in the fair value of Madryn derivatives embedded in the Madryn Credit Agreement we entered into in August 2017.
Provision for Income Taxes
Provision for income taxes increased $159,000, or 454.3%, to $194,000 for the three months ended June 30, 2020, compared to a benefit of $35,000 for the three months ended June 30, 2019. The change in the provision for income taxes is primarily due to increased pre-tax income in foreign jurisdictions.
Other Expense, Net
Other expense, net remained stable at $0.1 million for the three months ended June 30, 2020 and 2019.

Comparison of the Six Months Ended June 30, 2020 and 2019

	Six Months Ended June 30,
	2020	2019

	(unaudited) (in thousands)
Revenue	$34,955	$42,462
Cost of revenue	12,243	18,198
Gross profit	$22,712	$24,264
Gross margin	65.0%	57.1%

Revenue
Revenue decreased $7.5 million, or 17.7%, to $35.0 million for the six months ended June 30, 2020 as compared to $42.5 million for the six months ended June 30, 2019. The decrease was primarily due to the global COVID-19 pandemic as multiple geographies experienced a restriction on elective surgical procedures and a shut-down or slow down in business activity deemed to be non-essential.
Cost of Revenue and Gross Margin
Cost of revenue decreased $6.0 million, or 32.7%, to $12.2 million for the six months ended June 30, 2020 compared to $18.2 million for the six months ended June 30, 2019. The decrease in cost of revenue is in line with the decrease in revenue due to COVID-19 pandemic.
Gross margin increased to 65.0% for the six months ended June 30, 2020 compared to 57.1% for the six months ended June 30, 2019, primarily due to the benefit of geographic mix, greater operating efficiencies, and enhanced manufacturing planning capabilities.
Operating Expenses

	Six Months Ended June 30,
	2020	2019

	(unaudited) (in thousands)
Operating expenses:
Sales, general and administrative	$33,422	$34,450
Research and development	6,598	7,585
Total operating expenses	$40,020	$42,035

Sales, General and Administrative Expense
SG&A expense decreased $1.0 million, or 3.0%, to $33.4 million for the six months ended June 30, 2020, compared to $34.5 million for the six months ended June 30, 2019. The decrease in SG&A was primarily due to a $2.4 million decrease in consulting fees, a $0.8 million decrease in commissions and a $0.7 million decrease in marketing expenses, partially offset by a $1.2 million increase in insurance, a $0.8 million increase in software, and a $0.8 million increase in personnel and related costs.
Research and Development Expense
R&D expense decreased $1.0 million, or 13.0%, to $6.6 million for the six months ended June 30, 2020, compared to $7.6 million for the six months ended June 30, 2019. The decrease in R&D expense was primarily due to a $1.2 million decrease in personnel cost, COVID-19 related delayed IDE clinical trial enrollment and the Company's efforts to cut costs given the projected loss of revenue due to the global COVID-19 pandemic, and was partially offset by a $0.1 million increase in expenditures related to our IDE clinical trial in the United States, primarily consisting of fees to third parties to manage the clinical trial. The decrease in R&D expenses was primarily driven by COVID-19 related delayed clinical trial enrollment and the Company's efforts to cut costs given the projected loss of revenue due to the global COVID-19 pandemic.

Interest Expense
Interest expense decreased to $4.3 million for the six months ended June 30, 2020 compared to $4.8 million for the six months ended June 30, 2019. The decrease was primarily due to a decrease in the contractual interest rate in the Madryn Credit Agreement, which was amended in June 2019.
Change in Fair Value of Derivative Instruments
Change in fair value of derivative instruments for the six months ended June 30, 2020 resulted in a loss of $0.4 million, compared to a gain of $2.6 million for the six months ended June 30, 2019. The change in fair value of derivative instruments was due to changes in the fair value of Madryn derivatives embedded in the Madryn Credit Agreement we entered into in August 2017.
Change in Fair Value of Contingent Consideration
Change in the fair value of contingent consideration for the six months ended June 30, 2020 resulted in a gain of $0.3 million, compared to a gain of $0.4 million for the six months ended June 30, 2019. The change in fair value of contingent consideration was due to changes in our stock price at reporting period-end and the number of remaining contingently-issuable shares.
Provision for Income Taxes
Provision for income taxes increased $346,000, or 438.0%, to $425,000 for the six months ended June 30, 2020, compared to $79,000 for the six months ended June 30, 2019. The change in the provision for income taxes is primarily due to increased pre-tax income in foreign jurisdictions.
Other Expense, Net
Other expense, net increased $5.9 million to $6.1 million for the six months ended June 30, 2020, compared to $0.2 million for the six months ended June 30, 2019. The increase was primarily due to the weakening of Brazilian real as compared to the U.S. dollar in fiscal 2020 resulting in a foreign currency transaction loss of $5.8 million as of June 30, 2020, compared to $0.3 million for the six months ended June 30, 2019.

Liquidity and Capital Resources
As of June 30, 2020, we had an accumulated deficit of $155.4 million. Since our inception, we have generated losses and expect to continue to generate losses in the intermediate term. We have financed our operations through a combination of private equity financings and debt financings, and from cash generated from operations, primarily from the collection of accounts receivable resulting from sales. Our historical cash outflows have primarily been associated with cash used for operating activities such as expansion of our sales and marketing and distributor infrastructure, investing in inventory, R&D activities, asset acquisitions, capital improvements and other working capital needs. As of June 30, 2020 and December 31, 2019, we had cash of $86.4 million and $37.7 million, respectively.
On February 3, 2020, the Company completed a public follow-on offering and received net proceeds of $63.9 million, after deducting underwriting discounts and expenses. During the six months ended June 30, 2020, the Company also received $0.4 million from the exercise of stock options.
The global economy continues to be impacted by the COVID-19 pandemic, the ultimate extent and duration of which is not presently known, and our liquidity may be negatively impacted. As a result, we have taken significant actions to minimize the operational and financial impacts of the COVID-19 pandemic, including adjusting our cost structure, reducing discretionary capital and operating expenditures and improving working capital management in order to preserve our financial flexibility and liquidity position. We believe that our available cash, cash from operations, and the additional borrowing will be sufficient to satisfy our liquidity requirements for at least the next twelve months from the date of the issuance of the financial statements, inclusive of the impacts of COVID-19. Our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:
▪the degree and rate of market adoption of our products;
▪the cost and timing of our regulatory activities, especially the IDE clinical trial to obtain regulatory approval for our Motiva Implants in the United States;
▪the emergence of new competing technologies and products;
▪the costs of R&D activities we undertake to develop and expand our products;
▪the costs of commercialization activities, including sales, marketing and manufacturing;
▪the level of working capital required to support our growth; and
▪our need for additional personnel, information technology or other operating infrastructure to support our growth and operations as a public company.
We may need to raise additional capital to execute our business plan. If we are unable to raise additional capital when desired, or on terms acceptable to us, our business, results of operations, and financial condition would be adversely affected.
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Six Months Ended June 30,
	2020	2019
	(unaudited) (in thousands)
Net cash provided by (used in):
Operating activities	$(12,897)	$(15,061)
Investing activities	(2,282)	(5,666)
Financing activities	64,042	(42)
Effect of exchange rate changes on cash	(136)	—
Net (decrease) increase in cash	$48,727	$(20,769)

Net Cash Used in Operating Activities
Net cash used in operating activities of $12.9 million for the six months ended June 30, 2020 was comprised of a net loss of $28.2 million partially offset by $5.6 million of unrealized foreign currency loss, a $0.4 million change in fair value of financial instruments, $3.2 million of share-based compensation expense, a $0.6 million change in provision for inventory obsolescence, $1.6 million of non-cash depreciation expense, a $1.0 million change in provision for doubtful accounts, and $0.8 million of non-cash interest expense due to accretion of debt discounts, as well as changes in operating assets and liabilities of $2.3 million.
Net cash used in operating activities of $15.1 million for the six months ended June 30, 2019 was comprised of a net loss of $19.8 million and a $2.6 million change in fair value of financial instruments, partially offset by $1.4 million of non-cash depreciation expense, $3.7 million of share-based compensation expense, and $1.7 million of non-cash interest expense due to accretion of debt discounts, as well as changes in operating assets and liabilities of $0.8 million.
Net Cash Used in Investing Activities
Net cash used in investing activities of $2.3 million for the six months ended June 30, 2020 primarily consisted of $1.3 million in purchases of property and equipment, $0.5 million of cash paid for past asset acquisitions and $0.5 million of purchases of intangibles.
Net cash used in investing activities of $5.7 million for the six months ended June 30, 2019 primarily consisted of $4.9 million in purchases of property and equipment including $3.2 million to purchase our manufacturing facility in Costa Rica and $0.8 million of cash used in an asset acquisition.
Net Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities of $64.0 million for the six months ended June 30, 2020 primarily reflected $63.9 million in proceeds received from the issuance of common shares in the follow-on public offering, net of underwriters’ discount and issuance costs, $0.4 million in proceeds received for stock option exercises, which were partially offset by $0.1 million in repayment of capital leases and a $48,000 tax payment related to shares withheld upon vesting of restricted stock.
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
Pursuant to the June 2019 amendment, the Company became eligible to borrow an additional $10.0 million (Term B-3) and $15.0 million (Term B-4) on or before September 30, 2019 and December 31, 2019, respectively. The Company had an outstanding principal balance of $65.0 million as of June 30, 2020.
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
The Company has estimated the negative impact of COVID-19 on its financial position, results of operations and cash flows, and believes it will continue to maintain compliance with these covenants. However, due to the inherent uncertainty of COVID-19 on the Company’s business, the Company’s estimates of compliance with these covenants could change in the future.
The Company also determined that the Madryn Credit Agreement contained put options which are mandatory repayment provisions related to liquidity events or an event of default and a call option related to voluntary repayment option. The Company allocated a fair value of $15.1 million for these embedded derivatives as a debt discount on the original commitment date in August 2017. An additional $5.0 million and $1.6 million debt discount were recorded on respective borrowing dates when the Company met the required milestones and borrowed an additional $10.0 million in the fourth quarter of fiscal 2017 and August 2019. The Company revalues the embedded derivatives as of each reporting period and records the change in the fair value in the consolidated statement of operations as other income or expense (see Note 5). The Company also incurred legal expenses of $1.3 million the third quarter of fiscal 2017 and $0.3 million in August 2019, which were recorded as a debt discount and are being amortized over the term of the Madryn Credit Agreement.
Contractual Obligations and Commitments
Our contractual obligations have not changed materially from those included in the Form 10-K filed with the SEC on March 16, 2020.
Off-Balance Sheet Arrangements
As of June 30, 2020 and December 31, 2019, we did not have any off-balance sheet arrangements.
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
The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including sales, operational expenses, manufacturing, research and development costs, IDE clinical trial enrollment and related costs, and employee-related compensation, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets. We have made estimates of the impact of COVID-19 within our financial statements and there may be changes to those estimates in future periods. Actual results may differ from these estimates.
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
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We had cash of $86.4 million and $37.7 million as of June 30, 2020 and December 31, 2019, respectively. We manage our cash portfolio for operating and working capital purposes. Our cash balances are held in bank checking accounts, and we believe that we do not have any material exposure to changes in the fair value of our cash portfolio as a result of changes in interest rates.
Foreign Currency Exchange Risk
To date, the majority of our revenue has been denominated in U.S. dollars, Brazilian reals and euros. Some of our operating expenses are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro and Brazilian real. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations. For the six months ended June 30, 2020, foreign currency transaction loss amounted to $5.8 million primarily related to the remeasurement of transactions denominated in the U.S. dollar into the Brazilian real as part of the financial reporting consolidation process under GAAP. The Brazilian real has been experiencing a weakening since December 31, 2017 as compared to the U.S. dollar which recently has been exacerbated by the current economic impact of the global COVID-19 pandemic. We have not engaged in any foreign currency hedging activities. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in foreign currency exchange rates. During the year ended December 31, 2019, the effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts as of December 31, 2019 would have had an impact of approximately 10.7% on revenues and would have impacted our net loss by a commensurate amount.
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

Changes in Internal Control over Financial Reporting
Other than with respect to the remediation efforts discussed below, there was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Although we have altered some work routines due to the COVID-19 pandemic, the changes in our work environment, including remote work arrangements, have not materially impacted our internal controls over financial reporting and have not adversely affected the Company’s ability to maintain operations.
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

The COVID-19 pandemic has materially and adversely impacted our business and we expect the impact to continue through at least the duration of the pandemic as regions respond to local conditions. To date, the impact includes:

•the deferral of procedures using our products;
•disruptions or restrictions on the ability of many of our employees and of third parties on which we rely, to work effectively, including “stay-at-home” orders and similar government actions; and
•temporary closures of our facilities and of the facilities of our customers and suppliers.

As jurisdictions throughout the world continue to respond to the pandemic, the degree of the foregoing impacts may increase in scope or magnitude or we may experience additional adverse effects in one or more regions. Any other outbreaks of contagious diseases or other adverse public health developments in countries where we operate or where our customers or suppliers are located could also have a material and adverse effect on our business, financial condition and results of operations.

Due to the COVID-19 pandemic, surgeons and their patients have been, and in certain regions continue to be, required, or are choosing, to defer elective procedures in which our products otherwise could be used, and many facilities that specialize in the procedures in which our products otherwise could be used have temporarily closed and in some cases continue to be temporarily closed or operating at reduced hours. In addition, even after the pandemic subsides or governmental orders no longer prohibit or recommend against performing such procedures, patients may continue to defer such procedures due to personal concerns. Further, facilities at which our products typically are used may not reopen or, even if they reopen, patients may elect to have procedures performed at facilities that are, or are perceived to be, lower-risk, such as private surgery centers, and our products may not be approved at such facilities, and we may be unable to have our products approved for use at such facilities on a timely basis, or at all. The effect of the pandemic on the broader economy could also negatively affect demand for elective procedures using our products, both in the near- and long-term.
Workforce limitations and travel restrictions resulting from government actions taken to contain the spread of COVID-19 have and will continue to adversely affect almost every aspect of our business. If a significant percentage of our workforce, or of the workforce of third parties on which we rely, cannot work, including because of illness or travel or government restrictions, our operations will be negatively affected. Because of government restrictions and social distancing guidelines in many countries around the world, there is an increased reliance on working from home for our workforce and on the workforce of third parties on which we rely. For example, most of our sales personnel and third party agents currently are working largely using virtual and online engagement tools and tactics, which may be less effective than our typical in-person sales and marketing programs. In addition, we reduced access to our hands-on surgeon trainings, which, in turn, adversely impacted our ability to educate and train surgeons on the proper use of our products, which may make surgeons less comfortable using, and therefore less likely to use, our products. We expect that “stay-at-home” orders will also limit our ability to develop, and therefore launch, the products we believe will drive our future revenue growth on the timelines we anticipated previously, or at all, and could also delay the planned launch of products in 2021 and beyond. It may also cause us not to submit required filings on our previous time tables, including with the FDA, or other regulatory bodies, both in the U.S. and outside the U.S. The continued spread of COVID-19 has adversely impacted our IDE clinical trial operations in the United States, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, have heightened exposure to COVID-19. In addition, changes impacting workforce function at the FDA and other regulatory bodies, as well as changes impacting workforce function at the facilities at which we seek to have new products approved for use, could adversely impact the timing of when our new products are cleared for marketing and approved for use, either of which would adversely impact the timing of our ability to sell these new products and would have a material and adverse effect on our revenue growth.
Further, disruptions in the manufacture and distribution of our products or in our supply chain may occur as a result of the COVID-19 pandemic, including for the reasons above, or other events that result in staffing shortages, production slowdowns, stoppages, or disruptions in delivery systems, any of which could materially and adversely affect our ability to manufacture or distribute our products, or to obtain the raw materials and supplies necessary to manufacture and distribute our products, in a timely manner, or at all.
We may also experience other unknown adverse impacts from COVID-19 that cannot be predicted. For example, hospitals and other facilities at which we sell our products may renegotiate their purchase prices, including as a result of, or the perception that they may be suffering, financial difficulty as a result of the pandemic. Similarly, facilities at which we seek to sell our products in the future may require price reductions relative to the price at which we previously expected to sell our products. Reduction in the prices at which we sell products to existing customers may have a material and adverse effect on our future financial results and reductions in the prices at which we expected to sell products would have a material and adverse effect on our expectations for revenue growth.
Further, the global capital markets experienced, and we expect will continue to experience, disruption and volatility due to the COVID-19 pandemic, adversely impacting access to capital not only for us, but also for our customers and suppliers who need access to capital. Their inability to access capital in a timely manner, or at all, could adversely impact demand for our products and/or adversely impact our ability to manufacture or supply our products, any of which could have a material and adverse effect on our business.
The full extent to which the COVID-19 pandemic will, directly or indirectly, impact our business, results of operations and financial condition, including our sales, expenses, supply chain integrity, manufacturing capability, research and development activities, and employee-related compensation, is currently highly uncertain and cannot be predicted with reasonable accuracy at this time and will depend on future developments that are also highly uncertain and cannot be predicted with reasonable accuracy at this time, including, without limitation:
•new information that may emerge concerning COVID-19, its contagiousness or virulence;
•resurgences in COVID-19 transmission and infection following the easing or lifting of “stay-at-home” or other restrictions or following resumption of surgical procedures, whether as a result thereof, as a result of reinfection, as a result of a delay in the emergence of symptoms following infection (or reinfection) by COVID-19, or as a result of COVID-19’s ability to lay dormant following infection (or reinfection), and the adverse impact the foregoing may have on our business and financial condition, including because of the adverse impact on patients’ willingness to undergo procedures in which our products could be used;
•actions required or recommended to contain or treat COVID-19, in light of any or all of the foregoing or other as-yet unanticipated developments, whether related to COVID-19 directly or indirectly; and
•the direct and indirect economic impact, both domestically and abroad, of the COVID-19 pandemic as a result of any or all of the foregoing, including actions taken by local, state, national and international governmental agencies, whether such impact affects customers, suppliers, or markets generally.

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
Our ability to successfully market Motiva Implants and our other current and future offerings depends on numerous factors, including but not limited to:
•the outcomes of current and future clinical studies of Motiva Implants, including our ongoing IDE clinical trial, to demonstrate our products’ value in improving safety outcomes and/or patient satisfaction;
•acceptance of Motiva Implants as safe and effective by patients, caregivers and the medical community;
•an acceptable safety profile of Motiva Implants in the global market;
•whether key thought leaders in the medical community accept that such clinical studies are sufficiently meaningful to influence their or their patients’ choices of product;
•maintenance of our existing regulatory approvals and expansion of the geographies in which we have regulatory approvals;
•designing commercially viable processes at a scale sufficient to meet anticipated demand at an adequate cost of manufacturing, and that are compliant with ISO 13485 Quality Management System requirements and/or good manufacturing practice, or GMP, requirements, as set forth in the FDA’s Quality System Regulation, Brazilian and other international regulations;
•our success in educating physicians and patients about the benefits, administration and use of Motiva Implants;
•the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;
•the willingness of patients to pay out-of-pocket for breast augmentation and reconstruction procedures in the absence of coverage and reimbursement for such procedures;
•the success of our internal sales and marketing organization and the sales forces of our distributors; and
•continued demand for breast augmentation and reconstruction procedures using silicone implants, which may be adversely affected by events involving either our products or those of our competitors, including

FDA warnings to patients regarding Breast Implant-Associated Anaplasic Large Cell Lymphoma, or BIA-ALCL.
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
Numerous unforeseen events during, or as a result of, preclinical and clinical studies could occur, which would delay or prevent our ability to receive regulatory approval or commercialize Motiva Implants or any of our planned products, including the following:
•clinical studies may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical studies or abandon product development programs;
•the number of patients required for clinical studies may be larger than we anticipate, enrollment in these clinical studies may be insufficient or slower than we anticipate, or patients may drop out of these clinical studies at a higher rate than we anticipate;
•the cost of clinical studies may be greater than we anticipate;
•third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•we might suspend or terminate clinical studies of our planned products for various reasons, including a finding that our planned products have unanticipated serious side effects or other unexpected characteristics, or that the study subjects are being exposed to unacceptable health risks;
•regulators may not approve our proposed clinical development plans;
•regulators or independent institutional review boards, or IRBs, may not authorize us or our investigators to commence a clinical study or conduct a clinical study at a prospective study site;

•regulators or IRBs may require that we, or our investigators, suspend or terminate clinical studies for various reasons, including noncompliance with regulatory requirements;
•regulators may determine that the clinical data submitted to support our request for approval is unreliable or incomplete as a result of any number of factors, including potential financial bias associated with equity holdings in the Company by study investigators, or significant payments by the Company to study investigators for consulting work, which may result in regulators requesting further data analysis or other confirmatory studies to be performed, or determining the data does not support regulatory approval;
•regulators in countries where Motiva Implants are currently marketed may require that we suspend commercial distribution if there is noncompliance with regulatory requirements or safety concerns;
•regulators in countries where Motiva Implants are currently marketed may suspend commercial distribution of silicone breast implants due to safety or other concerns generally applicable to the product category;
•the supply or quality of our planned products or other materials necessary to conduct clinical studies of our planned products may be insufficient or inadequate; and/or
•the enactment of new regulatory requirements in Europe under the new Medical Device Regulation may make approval times longer and standards more difficult to pass.
If we, or any future collaboration partner, are required to conduct additional clinical trials or other testing of Motiva Implants or any planned products, those clinical studies or other testing may not be successfully completed. Additionally, if the results of these studies or tests are not positive, or if they raise safety concerns, we may:
•be delayed in obtaining marketing approvals for Motiva Implants or our planned products;
•not obtain marketing approval at all;
•obtain approval for indications that are not as broad as intended;
•have a product removed from the market after obtaining marketing approval;
•be subject to additional post-marketing testing requirements; and/or
•be subject to restrictions on how the product is distributed or used.
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
An important part of our sales process includes educating plastic surgeons about the benefits and advantages of our Motiva Implants and MotivaImagine products as well as training them on the safe and appropriate use of our products. As part of our effort to educate and train plastic surgeons through our MotivaEDGE educational platform, we completed 244 and 51 in-person medical training sessions worldwide during 2019 and 2018, respectively. If we are unable to train potential new plastic surgeon customers at these medical training sessions, we may be unable to achieve our expected growth. Although since the outbreak of the global COVID-19 pandemic we have offered virtual training sessions through our MotivaEDGE platform, the limited ability to train surgeons in-person may harm our ability to properly train surgeons on our products.
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
Our Motiva Implants have been marketed in countries outside of the United States since October 2010, and as such, we have a limited operating history upon which to evaluate our business and forecast our future net sales and operating results. In assessing our business prospects, you should consider the various risks and difficulties frequently encountered by companies early in their commercialization in competitive markets, particularly companies that develop and sell medical devices. These risks include our ability to:
•implement and execute our business strategy;
•expand and improve the productivity of our direct sales force, distributors and marketing programs to grow sales of our products;
•increase awareness of our brands and build loyalty among plastic surgeons and patients;
•manage expanding operations;
•respond effectively to competitive pressures and developments;
•enhance our existing products and develop new products;
•maintain and obtain regulatory clearance or approval of our existing products and commercialize new products;
•respond to changing regulations associated with medical devices across all geographies;
•perform clinical trials with respect to our existing products and any new products;

•attract, retain and motivate qualified personnel in various areas of our business; and
•obtain and maintain coverage and adequate levels of reimbursement for our products.
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
Furthermore, FDA regulatory approval is not a guarantee, and the filing and approval process itself is expensive and may take several years. The FDA also has substantial discretion in the approval process. Despite the time and expense exerted, failure may occur at any stage, and we could encounter problems that cause us to abandon or repeat clinical studies, including our ongoing IDE clinical trial that commenced in April 2018. The FDA can delay, limit, or deny approval of a product candidate for many reasons, including, but not limited, to:
•a product candidate may not be deemed to be safe and effective;
•FDA officials may not find the data from clinical and preclinical studies sufficient;
•the FDA may not approve our or our suppliers’ processes or facilities;
•the FDA may consider clinical studies inadequate and the data inadequate if, among other things, appropriate steps have not been taken in the design, conduct, reporting and analysis of the studies to minimize bias; or
•the FDA may change its approval policies or adopt new regulations.
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
Our leading competitors are large, multi-national companies with significant resources and capabilities. Three of these companies, Sientra, Inc., Mentor Worldwide LLC (a division of Johnson & Johnson), and Allergan plc (recently acquired by AbbVie Inc.), have conducted large prospective clinical studies that started in the United States in 2002, 2000 and 1998, respectively, and they use this data extensively to promote their products. This can put us at a disadvantage when promoting our products to physicians and patients, even outside the United States. In addition, the significant financial and staff resources and brand recognition that our competitors possess mean they may be able to compete with us regardless of the differentiating features of our products. If we are not successful in capturing market share, even outside the United States, or if physicians or patients do not perceive our products to be safer or more favorable, our revenues and/or our operating margins may be significantly impaired.
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
We face an inherent risk of product liability exposure related to the sale of Motiva Implants and any planned products in clinical studies. The marketing, sale and use of Motiva Implants and our planned products could lead to the filing of product liability claims against us if someone alleges that our products failed to perform as designed or caused significant adverse events in patients. We may also be subject to liability for a misunderstanding of, or inappropriate reliance upon, the information we provide. If we cannot successfully defend ourselves against claims that Motiva Implants or our planned products caused injuries, we may incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:
•decreased demand for any planned products we may develop;
•injury to our reputation and significant negative media attention;
•withdrawal of patients from clinical studies or cancellation of studies;
•significant costs to defend the related litigation and distraction to our management team;
•substantial monetary awards to plaintiffs;
•loss of revenue; and
•the inability to commercialize any products that we may develop.
We currently hold $25.0 million in product liability insurance coverage, which may not be adequate to cover all liabilities we may incur. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.
Our success depends, in part, on our ability to continue to enhance our existing products and services and develop or commercialize new products and services that respond to customer needs and preferences, which we expect will require us to incur significant expenses.
In recent years, we have incurred significant costs in connection with the development of Motiva Implants, the MotivaImagine platform, including the Divina 3D simulation system, and other products and services. We expect our research and development expenses to increase significantly in 2020 and beyond, as we continue with our IDE clinical trial in the United States. We will also incur significant expenses to expand our sales and marketing organization to support sales of Motiva Implants, including but not limited to a direct sales force in Brazil and several European countries, as well as MotivaImagine products outside the United States and Canada.

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
In addition, several of the countries in which we sell our products or conduct our operations are, to some degree, subject to political, economic or social instability. Doing business in Costa Rica and other countries outside the United States involves a number of other risks, including:
•compliance with the free zone regime regulations under which the manufacturing sites operate;
•different regulatory requirements for device approvals in international markets;
•multiple, conflicting and changing laws and regulations such as tariffs and tax laws, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;
•potential failure by us or our distributors to obtain and/or maintain regulatory approvals for the sale or use of our products in various countries;
•difficulties in managing global operations;
•logistics and regulations associated with shipping products, including infrastructure conditions and transportation delays;
•limits on our ability to penetrate international markets if our distributors do not execute successfully;
•governmental price controls, differing reimbursement regimes and other market regulations;
•financial risks, such as longer payment cycles, difficulty enforcing contracts and collecting accounts receivable, and exposure to currency exchange rate fluctuations;
•reduced protection for intellectual property rights, or lack of them in certain jurisdictions, forcing more reliance on our trade secrets, if available;
•economic weakness, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions;
•the British exit from the EU, including with respect to its effect on the value of the British pound relative to other currencies;
•failure to comply with the Foreign Corrupt Practices Act, including its books and records provisions and its anti-bribery provisions, by maintaining accurate information and control over sales activities and distributors’ activities;
•failure to comply with restrictions on the ability of companies to do business in foreign countries, including restrictions on foreign ownership of telecommunications providers imposed by the U.S. Office of Foreign Assets Control;
•unexpected changes in tariffs, trade barriers and regulatory requirements;
•compliance with tax, employment, immigration and labor laws;
•taxes, including withholding of payroll taxes;
•currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
•workforce uncertainty in countries where labor unrest is more common than in the United States;
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•business and shipping interruptions resulting from natural or other disasters including earthquakes, volcanic activity, hurricanes, floods and fires.

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
Legal proceedings may significantly harm our business.
From time to time, we may become involved in litigation or other proceedings in the ordinary course of business. It is possible that such litigation or proceedings may significantly harm our future results of operations or financial condition due to expenses we may incur to defend ourselves or the ramifications of an adverse decision.
For instance, on June 18, 2020, our and Puregraft LLC’s relationship terminated under the Exclusive Distribution Agreement by and between us, Puregraft LLC and its parent Bimini Technologies, LLC, dated September 7, 2016 (as amended, the "Distribution Agreement"). Pursuant to the Distribution Agreement, we were the exclusive distributor, outside the United States and Canada, of the Puregraft line of products for autologous adipose tissue harvesting and redistribution. We and Puregraft remain in discussions regarding the terms of the termination of the Distribution Agreement; however, if the discussions fail to resolve all outstanding matters, we may become subject to legal proceedings and be unable to sell our current inventory of Puregraft products. As of June 30, 2020, we had $2.2 million of Puregraft products in inventory.
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
We currently purchase components for the Divina scanners and QInside Safety Technology microtransponders under purchase orders and do not have long-term contracts with most of the suppliers of the materials included in these products. We rely on NuSil Technology, LLC, or NuSil, as the sole supplier of medical-grade silicone used in our Motiva Implants as well as other products that we manufacture under contract to other customers. See the risk factor below titled “We rely on a single-source, third-party supplier for medical-grade silicone, which is the primary raw material used in these products. If this supplier were to increase prices for these raw materials over time or experience interruptions in their ability to supply us with this raw material, our business, financial condition and results of operations could be adversely affected.” In addition, the suppliers of certain packaging components and the surgical tools that we sell with Motiva Implants, including the cannulas, retractors, and insertion sleeves, are all purchased by us from single-source suppliers.
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
The manufacturing, sterilization and distribution of our Motiva Implants and other products are technically challenging. Changes that our suppliers may make, or additional requirements from regulatory agencies, are outside of our direct control and can have an impact on our processes, on quality, and on the successful delivery of products to our customers. Mistakes and mishandling are not uncommon and can affect supply and delivery. Some of these risks include:
•failure to complete sterilization on time or in compliance with the required regulatory standards;
•transportation and import and export risk, particularly given the global nature of our supply and distribution chains;
•delays in analytical results or failure of analytical techniques that we depend on for quality control and release of products;
•natural or other disasters, labor disputes, financial distress, lack of raw material supply, issues with facilities and equipment or other forms of disruption to business operations affecting our manufacturer or its suppliers;
•latent defects that may become apparent after products have been released and that may result in a recall of such products;
•contamination of our raw materials or manufactured products; and
•inclusion of vendors of raw materials not in compliance with ISO-13485 requirements.
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
As of June 30, 2020, we had 487 employees. Unless it is necessary for us to continue to make reductions to our workforce as a cost management strategy due to the impact of the global COVID-19 pandemic on our business, over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of manufacturing, regulatory affairs, clinical and sales and marketing. We also intend to continue to improve our operational, financial and management controls, reporting systems and procedures, which may require additional personnel. Such growth could place a strain on our administrative and operational infrastructure, and/or our managerial abilities, and we may not be able to make improvements to our management information and control systems in an efficient or timely manner. We may discover deficiencies in existing systems and controls.
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
•managing our clinical trials effectively, which we anticipate being conducted at numerous clinical sites;
•identifying, recruiting, maintaining, motivating and integrating additional employees with the expertise and experience we will require, in multiple countries;
•managing our internal development efforts effectively while complying with our contractual obligations to licensors, licensees, contractors and other third parties;
•managing additional relationships with various distributors, suppliers, and other third parties;
•improving our managerial, development, operational and finance reporting systems and procedures; and
•expanding our facilities.
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
We have incurred net operating losses since our inception, and we continue to incur significant research and development and general and administrative expenses related to our operations. We do not expect to be profitable in 2020, and in future years we expect to incur significant research and development expenses related to, among other things, the IDE clinical study of Motiva Implants in the United States. Investment in medical device product development, particularly clinical studies, is highly speculative. It entails substantial upfront capital expenditures and significant risk that any potential planned product will fail to demonstrate adequate accuracy or clinical utility. We may not be profitable for some time. As of June 30, 2020, we had an accumulated deficit of $155.4 million.
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
We rely on NuSil, as the sole supplier of medical-grade silicone used in our Motiva Implants as well as other products that we manufacture under contract to other customers. To our knowledge, NuSil is the only supplier of such raw materials with the appropriate filings with the FDA and other regulatory bodies to enable the manufacturing of products with our requirements. NuSil supplies our major competitors with raw material as well, and at least two of these are larger-volume customers of NuSil than we are.
If NuSil becomes unable or unwilling to supply sufficient quantities of medical-grade silicone of the specifications required for our products, we may not be able to replace this supply source quickly, or at all. Similarly, they may become unable or unwilling to manufacture our needed raw materials in compliance with regulatory requirements, or their manufacturing facilities may not be able to maintain compliance with regulatory requirements. Any replacement supplier would have to be qualified with the relevant regulatory authorities, which is an expensive and time-consuming process during which we may experience an interruption in our manufacturing operations. We may also be unsuccessful in negotiating favorable terms with such a supplier. Any of these contingencies would likely affect the financial results of our operations and may have a negative impact on our share price. In particular, if we are not able to establish a replacement vendor for our medical-grade silicone, we would be unable to manufacture our Motiva Implants as well as other products that we manufacture under contract to other customers until such time as a replacement vendor is identified, which would likely significantly affect the financial results of our operations and have a significantly negative impact on our share price.
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
In addition, our relationship with NuSil involves other risks, including but not limited to the following:
•it may not be able, or willing, to manufacture silicone raw materials with our agreed-upon specifications;
•it may not be able, or willing, to manufacture our needed raw materials in compliance with regulatory requirements, or our its manufacturing facilities may not be able to maintain compliance with regulatory requirements;
•it may not be able to supply sufficient quantities of each raw material quickly enough for us to respond to rapid increases in demand;
•it may unintentionally convey information to our competitors that is helpful in understanding our proprietary compositions and other trade secrets of our manufacturing processes;
•we may be subject to price fluctuations if we fail to meet certain minimum order requirements, or if our existing contract expires or is renegotiated;
•it may lose access to critical services and components, resulting in interruption in manufacture or shipment of medical-grade silicone;
•its facilities may be affected by earthquakes, wildfires, mud slides or other natural disasters, which could delay or impede production of our raw materials;
•we may be required to obtain regulatory approvals related to any change in our supply chain;
•NuSil may wish to discontinue supply of products to us due to its existing relationships with our competitors;
•NuSil may stop supply and claim ownership of intellectual property on materials associated with future products; and
•NuSil or its parent entity may encounter financial or other hardships unrelated to our demand for products, which could negatively impact their ability to fulfill our orders and support our regulatory approvals.
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
Breast implants have been associated with higher rates, as compared to the general population, of BIA-ALCL, an uncommon type of cancer affecting cells of the immune system. In January 2011, the FDA indicated that there was a possible association between certain saline and silicone gel-filled breast implants and higher rates of BIA-ALCL, with the causal links neither yet understood nor confirmed. In March 2015, France’s National Cancer Institute, or NCI, noted that there is a clearly established link between ALCL and certain breast implants, which is referred to as breast implant-associated ALCL, or BIA-ALCL. The NCI noted in that report that most of the reported cases occurred in women with textured implants.
In August 2017, the FDA updated its advisory on BIA-ALCL and subsequently requested all breast implant manufacturers to revise their physician and patient labeling with the most current information. The August 2017 update described BIA-ALCL as “rare” and stated “we have strengthened our understanding of this condition and concur with the World Health Organization designation of BIA-ALCL as a rare T-cell lymphoma that can develop following breast implants. The exact number of cases remains difficult to determine due to significant limitations in world-wide reporting and lack of global implant sales data. At this time, most data suggest that BIA-ALCL occurs more frequently following implantation of breast implants with textured surfaces rather than those with smooth surfaces.” The FDA noted it does not recommend prophylactic breast implant removal in a patient without symptoms or other abnormalities.
In March 2018, the FDA further updated its advisory on BIA-ALCL stating “we are reporting that we are aware of 414 total cases of BIA-ALCL. Additionally, studies reported in medical literature estimate that the lifetime risk of developing BIA-ALCL for patients with textured breast implants ranges from 1 in 3,817 to 1 in 30,000.” The FDA noted that the update did not change the agency’s recommendation and that choosing to obtain a breast implant is a personal decision that patients and providers should make with the most complete information available. In the fourth quarter of 2018, following the non-renewal of its textured breast implant CE Mark licenses in Europe, Allergan plc suspended sales of textured breast implants in Europe and withdrew its remaining textured breast implants on the market within Europe.
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
In July 2019, the FDA requested that Allergan plc recall its Biocell® textured implants in the U.S. market and Allergan subsequently announced the global recall of its Biocell® textured breast implants and tissue expanders. In the FDA announcement, it noted that it had reviewed 573 unique cases globally of BIA-ALCL, including 33 patient deaths, of which 12 of the 13 known deaths were attributed to Biocell® implants. The FDA further noted that it will continue to monitor the incidence of BIA-ALCL across other textured and smooth breast implants and tissue expanders as well as other devices intended for use in the breast. The FDA subsequently identified the recall as a Class I recall in September 2019 and stated that use of the recalled devices may cause serious injuries and death. As the BIA-ALCL risk continues to become more highly publicized, this could have a significant negative impact on demand for breast implants globally, including our Motiva Implants. In June 2020, the FDA released draft guidance on breast implant labeling recommendations, including the addition of a boxed warning, a patient decision checklist, material and device descriptions, implant rupture screening recommendations and a patient device card.
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
Patent litigation is prevalent in the medical device and diagnostic sectors. Our commercial success depends in part upon our ability and that of our distributors, contract manufacturers, and suppliers to manufacture, to market, to sell our planned products, and to use our proprietary technologies without infringing, misappropriating or otherwise violating the proprietary rights or intellectual property of third parties. We may become party to, or be threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology. Third parties may assert infringement claims against us based on existing or future intellectual property rights. If we are found to infringe a third-party’s intellectual property rights, we could be required to obtain a license from such third-party to continue developing and marketing our products and technology. We may also elect to enter into such a license in order to settle pending or threatened litigation. However, we may not be able to obtain any required license on commercially reasonable terms, or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us and could require us to pay significant royalties and other fees. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages. A finding of infringement could prevent us from commercializing our planned products in commercially important territories, or force us to cease some of our business operations, which could harm our business. Many of our employees were previously employed at, and many of our current advisors and consultants are employed by, universities or other biotechnology, medical device or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees, advisors and consultants do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we, or these employees, have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer. These and other claims that we have misappropriated the confidential information or trade secrets of third parties can have a similar negative impact on our business to the infringement claims discussed above.
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
The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of medical devices are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, where regulations differ from country to country. Our products are registered to be sold in more than 80 countries, but we are not permitted to market our planned products in the United States until we receive the requisite approval or clearance from the FDA. We have not submitted an application or received marketing approval for Motiva Implants or any planned products in the United States. Obtaining PMA approval for sale of a medical device from the FDA can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA and other applicable U.S. and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions, including the following:
•warning letters;
•civil or criminal penalties and fines;
•injunctions;
•suspension or withdrawal of regulatory approval;
•suspension of any ongoing clinical studies;
•voluntary or mandatory product recalls and publicity requirements;

•refusal to accept or approve applications for marketing approval of new devices or supplements to approved applications filed by us;
•restrictions on operations, including costly new manufacturing requirements; or
•seizure or detention of our products or import bans.
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
Certain federal and state health care laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. If we are approved by the FDA to market our products in the United States, we could be subject to health care fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business. The regulations that may affect our ability to operate include, without limitation:
•the federal Anti-Kickback Statute, which prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal health care programs, such as the Medicare and Medicaid programs;
•the federal physician self-referral law, commonly known as the Stark Law, which prohibits, among other things, physicians who have a financial relationship, including an investment, ownership or compensation relationship with an entity, from referring Medicare and Medicaid patients to that entity for designated health services, unless an exception applies. Similarly, entities may not bill Medicare, Medicaid or any other party for services furnished pursuant to a prohibited referral. Unlike the federal Anti-Kickback Statute, the Stark Law is a strict liability statute, meaning that all of the requirements of a Stark Law exception must be met in order to be compliant with the law;
•the federal civil and criminal false claims and civil monetary penalties laws, including the federal False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, false claims, or knowingly using false statements, to obtain payment from the federal government;
•HIPAA, which prohibits, executing a scheme to defraud any health care benefit program or making false statements relating to health care matters;
•the federal transparency requirements under the PPACA which requires certain manufacturers of drugs, devices, biologics and medical supplies to annual report to the HHS information related to physician payments and other transfers of value made to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, which governs the conduct of certain electronic health care transactions and protects the security and privacy of protected health information;
•state law equivalents of each of the above federal laws, such as anti-kickback, transparency and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, as well as state post-marketing compliance laws; and
•state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
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
•our ability to successfully commercialize, and realize revenues from sales of, Motiva Implants;
▪the success of competitive products or technologies;
▪results of clinical studies of Motiva Implants or planned products or those of our competitors;
•regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our products;
•introductions and announcements of new products by us, our commercialization partners, or our competitors, and the timing of these introductions or announcements;
•actions taken by regulatory agencies with respect to our products, clinical studies, manufacturing processes or sales and marketing terms;
•variations in our financial results or those of companies that are perceived to be similar to us;
•the success of our efforts to acquire or in-license additional products or planned products;
•developments concerning our collaborations, including but not limited to those with our sources of manufacturing supply and our commercialization partners;
•developments concerning our ability to bring our manufacturing processes to scale in a cost-effective manner;
•announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our products;
•our ability or inability to raise additional capital and the terms on which we raise it;
•the recruitment or departure of key personnel;
•changes in the structure of health care payment systems;
•negative shifts in the economy effecting the number of aesthetic breast procedures;
•market conditions in the pharmaceutical and biotechnology sectors;
•actual or anticipated changes in earnings estimates or changes in securities analyst recommendations regarding our common shares, other comparable companies or our industry generally;
•trading volume of our common shares;

•sales of our common shares by us or our shareholders;
•general economic, industry and market conditions; and
•the other risks described in this “Risk Factors” section.
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
As of June 30, 2020, our executive officers, directors and shareholders who own more than 5% of our outstanding common shares, in the aggregate, assuming the exercise of all options held by such persons, beneficially owned shares representing approximately 36.1% of our common shares. As a result, if these shareholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our shareholders for approval, as well as our management and affairs. For example, these shareholders, if they choose to act together, will control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other shareholders may desire.
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
Provisions in our amended and restated memorandum and articles of association may discourage, delay or prevent a merger, acquisition or other change in control of us that shareholders may consider favorable, including transactions in which shareholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for our common shares, thereby depressing the market price of our common shares. In addition, these provisions may frustrate or prevent any attempts by our shareholders to replace or remove our current management by making it more difficult for shareholders to replace members of our Board of Directors. Because our Board of Directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our shareholders to replace current members of our management team. Among others, these provisions include the following:
•our Board of Directors is divided into three classes with staggered three-year terms which may delay or prevent a change of our management or a change in control;
•our Board of Directors has the right to elect directors to fill a vacancy created by the expansion of our Board of Directors or the resignation, death or removal of a director, which will prevent shareholders from being able to fill vacancies on our Board of Directors;
•our shareholders are not be able to act by written consent, as a result, a holder, or holders, controlling a majority of our shares are not be able to take certain actions other than at annual shareholders’ meetings or special shareholders’ meetings;
•our amended and restated memorandum and articles of association do not allow cumulative voting in the election of directors, which limits the ability of minority shareholders to elect director candidates;
•amendments of our amended and restated memorandum and articles of association will require the approval of shareholders holding 66 2/3% of our outstanding voting shares (unless amended by the Board of Directors);
•our shareholders are required to provide advance notice and additional disclosures in order to nominate individuals for election to our Board of Directors or to propose matters that can be acted upon at a shareholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of our company; and
•our Board of Directors is able to issue, without shareholder approval, preferred shares with voting or other rights or preferences that could impede the success of any attempt to acquire us.
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

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. MINE SAFETY DISCLOSURES
None
ITEM 5. OTHER INFORMATION
On June 10, 2020, June 12, 2020 and June 16, 2020, Juan José Chacón Quirós, Salvador Dada and Roberto de Mezerville, respectively, (the “Executives”) adopted Rule 10b5-1 trading plans to, over time, automatically sell Company’s common shares in accordance with each plan’s specifications. 100,000 common shares (in the case of Juan José Chacón Quirós), 50,000 common shares (in the case of Salvador Dada) and 30,000 common shares (in the case of Roberto de Mezerville) are subject to the trading plans. The trading plans were established as part of the Executives’ investment strategies for asset diversification and liquidity over time. The trading plans were adopted during an “open window” in accordance with guidelines specified by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and as permitted by the Company’s insider trading policy. Sales under the trading plans may commence on August 10, 2020, are based upon pre-established stock price thresholds and will expire once all of the shares have been sold or on April 9, 2022, whichever is earlier. Actual sale transactions will be disclosed publicly through Form 144 and Form 4 filings with the Securities and Exchange Commission, as required.
Rule 10b5-1 allows persons who may be considered insiders to adopt pre-arranged written plans for trading specified amounts of stock. A plan establishes predetermined trading parameters that, among other things, do not permit the person adopting the plan to exercise subsequent influence over how, when or whether to effect trades. Once a plan has been properly adopted, trades may be executed pursuant to the terms of the plan at times when the person would otherwise be restricted from trading. Trading plans are designed to allow persons to sell shares in an orderly fashion for asset diversification, liquidity, tax planning and other purposes when they might otherwise be restricted from doing so due to material, non-public information that they might possess at the time of the sale.

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)  Exhibits.

Exhibits	Description	Incorporation by Reference
10.1
Fourth Amendment to Credit Agreement, by and among Establishment Labs Holdings Inc., the subsidiary guarantors party thereto, the lenders party thereto and Madryn Health Partners LP, as administrative agent.

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

ESTABLISHMENT LABS HOLDINGS INC.

		By:	/s/ Juan José Chacón Quirós

Date:	August 7, 2020	By:	Juan José Chacón Quirós
		Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 7, 2020	By:	/s/ Renee M. Gaeta

		Name:	Renee M. Gaeta
		Title:	Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)