Form 10-K/A
period 2019-12-31
ESTABLISHMENT LABS HOLDINGS INC.
filed 2020-09-25
CIK 1688757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-K/A
(Amendment No. 1)
(Mark One)
☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
_____________________________________________
Commission file number: 001-38593
Establishment Labs Holdings Inc.
(Exact name of registrant as specified in its charter)

British Virgin Islands	Not applicable
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

Building B15 and 25 Coyol Free Zone Alajuela Costa Rica	Not applicable
Address of Principal Executive Offices	Zip Code
Registrant’s telephone number, including area code: +506 2434 2400
_____________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, No Par Value	ESTA	The NASDAQ Capital Market
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes  ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided, pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant on June 28, 2019 was approximately $299,678,686. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose. The registrant has no non-voting equity.
As of March 13, 2020, the number of the registrant’s common shares outstanding was 23,326,060.

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

This Form 10-K/A (Amendment No. 1) is being filed by Establishment Labs Holdings Inc. (the “Company”) to amend the Company’s Form 10-K (“Initial 10-K”) for the year ended December 31, 2019 filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2020 (the “Original Filing”) as a result of comments received from the SEC in connection with its review of the Company’s periodic reports. This Form 10-K/A (Amendment No. 1) is being filed to amend the Original Filing by supplementing certain disclosures in Item 9A “Controls and Procedures – Disclosure Controls and Procedures.”
Other than as set forth in amended Item 9A, this Form 10−K/A (Amendment No. 1) does not reflect events occurring after the filing of the Original Filing, and no other information in the Original Filings is amended hereby. Other events or circumstances occurring after the date of the Original Filing or other disclosures necessary to reflect subsequent events have not been updated subsequent to the date of the Original Filing. Accordingly, this Form 10−K/A (Amendment No. 1) should be read in conjunction with the Original Filing and our filings with the SEC subsequent to the Original Filing.

TABLE OF CONTENTS

		Page
PART III

	Item 9A. Directors, Controls and Procedures	5

PART IV

	Item 15. Exhibits, Financial Statement Schedules	7

	Signatures	8

PART III
Item 9A.     Controls and Procedures

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 using the criteria established in “Internal Control—Integrated Framework” (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on that assessment, our management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2019 because the material weakness in internal control over financial reporting discussed below continues to exist as of December 31, 2019.

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

PART IV
Item 15.     Exhibits, Financial Statement Schedules
(3)    Exhibits

Exhibit Number	Description	Incorporated by Reference From Form
31.3	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.4	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
104	The cover page from this Amendment No. 1 on Form 10-K/A, formatted in Inline XBRL.	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ESTABLISHMENT LABS HOLDINGS INC.
Dated:	September 25, 2020	By:	/s/ Juan José Chacón Quirós
Juan José Chacón Quirós
Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Juan José Chacón Quirós	Chief Executive Officer (Principal Executive Officer); Director	September 25, 2020
Juan José Chacón Quirós
/s/ Renee M. Gaeta	Chief Financial Officer (Principal Financial and Accounting Officer)	September 25, 2020
Renee M. Gaeta
/s/ Nicholas Lewin	Chairman of the Board of Directors	September 25, 2020
Nicholas Lewin
/s/ Lisa N. Colleran	Director	September 25, 2020
Lisa N. Colleran
/s/ Dennis Condon	Director	September 25, 2020
Dennis Condon
/s/ Lisa Gersh	Director	September 25, 2020
Lisa Gersh
/s/ David Hung, M.D.	Director	September 25, 2020
David Hung, M.D.
/s/ Edward Schutter	Director	September 25, 2020
Edward Schutter

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by Reference From Form
31.3	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.4	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
104	The cover page from this Amendment No. 1 on Form 10-K/A, formatted in Inline XBRL.	Filed herewith