Form 10-Q
period 2020-09-30
ESTABLISHMENT LABS HOLDINGS INC.
filed 2020-11-09
CIK 1688757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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
The number of the registrant’s common shares outstanding as of November 6, 2020 was 23,438,160.

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

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash	$81,431	$37,655
Accounts receivable, net of allowance for doubtful accounts of $1,665 and $1,026	18,756	22,767
Inventory, net	28,400	28,660
Prepaid expenses and other current assets	5,431	6,757
Total current assets	134,018	95,839
Long-term assets:
Property and equipment, net of accumulated depreciation	16,263	16,418
Goodwill	465	465
Intangible assets, net of accumulated amortization	3,537	3,441
Other non-current assets	401	368
Total assets	$154,684	$116,531
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$6,954	$10,366
Accrued liabilities	12,092	10,677
Other liabilities, short term	1,095	2,199
Total current liabilities	20,141	23,242
Long-term liabilities:
Note payable, Madryn, net of debt discount and issuance costs	49,374	48,142
Madryn put option	2,630	3,072
Other liabilities, long term	2,582	2,461
Total liabilities	74,727	76,917
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common shares - zero par value, unlimited amount authorized; 23,827,680 and 21,057,040 shares issued at September 30, 2020 and December 31, 2019, respectively; 23,419,610 and 20,648,970 shares outstanding at September 30, 2020 and December 31, 2019, respectively	212,752	147,688
Additional paid-in-capital	25,658	21,214
Treasury shares, at cost, 408,070 shares held at September 30, 2020 and December 31, 2019	(2,854)	(2,854)
Accumulated deficit	(159,602)	(127,125)
Accumulated other comprehensive income	4,003	691
Total shareholders’ equity	79,957	39,614
Total liabilities and shareholders’ equity	$154,684	$116,531

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$22,758	$22,854	$57,713	$65,316
Cost of revenue	7,612	8,616	19,855	26,814
Gross profit	15,146	14,238	37,858	38,502
Operating expenses:
Sales, general and administrative	15,008	19,227	48,430	53,677
Research and development	2,729	3,776	9,327	11,361
Total operating expenses	17,737	23,003	57,757	65,038
Loss from operations	(2,591)	(8,765)	(19,899)	(26,536)
Interest income	2	3	12	13
Interest expense	(2,886)	(1,805)	(7,162)	(6,568)
Change in fair value of derivative instruments	879	235	442	2,843
Change in fair value of contingent consideration	5	205	304	567
Other income (expense), net	525	(2,340)	(5,568)	(2,526)
Loss before income taxes	(4,066)	(12,467)	(31,871)	(32,207)
Provision for income taxes	(181)	(308)	(606)	(387)
Net loss	$(4,247)	$(12,775)	$(32,477)	$(32,594)

Basic and diluted net loss per share	$(0.18)	$(0.62)	$(1.40)	$(1.59)
Weighted average outstanding shares used for basic and diluted net loss per share	23,611,925	20,620,828	23,184,322	20,478,603

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(4,247)	$(12,775)	$(32,477)	$(32,594)
Other comprehensive income:
Foreign currency translation gain	278	659	3,312	572
Other comprehensive gain	278	659	3,312	572
Comprehensive loss	$(3,969)	$(12,116)	$(29,165)	$(32,022)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statement of Shareholders’ Equity
(Unaudited) (In thousands, except share data)

	Common Shares		Treasury Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2020	21,057,040	$147,688	(408,070)	$(2,854)	$21,214	$(127,125)	$691	$39,614
Issuance of common stock, net of underwriters’ discount and issuance costs	2,628,571	63,855	—	—	—	—	—	63,855
Stock option exercises	39,723	181	—	—	—	—	—	181
Share-based compensation	11,062	11	—	—	1,618	—	—	1,629
Shares withheld to cover income tax obligation upon vesting of restricted stock	(1,383)	(1)	—	—	(33)	—	—	(34)
Foreign currency translation gain	—	—	—	—	—	—	2,821	2,821
Net loss	—	—	—	—	—	(17,759)	—	(17,759)
Balance at March 31, 2020	23,735,013	211,734	(408,070)	(2,854)	22,799	(144,884)	3,512	90,307
Stock option exercises	22,734	193	—	—	—	—	—	193
Share-based compensation	5,802	6	—	—	1,551	—	—	1,557
Shares withheld to cover income tax obligation upon vesting of restricted stock	(762)	(1)	—	—	(12)	—	—	(13)
Foreign currency translation gain	—	—	—	—	—	—	213	213
Net loss	—	—	—	—	—	(10,471)	—	(10,471)
Balance at June 30, 2020	23,762,787	211,932	(408,070)	(2,854)	24,338	(155,355)	3,725	81,786
Issuance of common shares in settlement of contingent consideration	33,334	618	—	—	—	—	—	618
Stock option exercises	21,195	192	—	—	—	—	—	192
Share-based compensation	11,302	11	—	—	1,337	—	—	1,348
Shares withheld to cover income tax obligation upon vesting of restricted stock	(938)	(1)	—	—	(17)	—	—	(18)
Foreign currency translation gain	—	—	—	—	—	—	278	278
Net loss	—	—	—	—	—	(4,247)	—	(4,247)
Balance at September 30, 2020	23,827,680	$212,752	(408,070)	$(2,854)	$25,658	$(159,602)	$4,003	$79,957
The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statement of Shareholders’ Equity
(Unaudited) (In thousands, except share data)

	Common Shares		Treasury Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2019	20,672,025	$145,709	(408,070)	$(2,854)	$15,156	$(88,975)	$449	$69,485
Issuance of shares in an asset acquisition	12,404	337	—	—	—	—	—	337
Stock option exercises	5,941	84	—	—	—	—	—	84
Warrant exercises	70,567	113	—	—	(57)	—	—	56
Share-based compensation	45,394	45	—	—	1,791	—	—	1,836
Shares withheld to cover income tax obligation upon vesting of restricted stock	(2,528)	(3)	—	—	(53)	—	—	(56)
Foreign currency translation gain	—	—	—	—	—	—	67	67
Net loss	—	—	—	—	—	(10,779)	—	(10,779)
Balance at March 31, 2019	20,803,803	146,285	(408,070)	(2,854)	16,837	(99,754)	516	61,030
Stock option exercises	22,289	92	—	—	—	—	—	92
Warrant exercises	16,754	16	—	—	(16)	—	—	—
Share-based compensation	41,024	41	—	—	1,853	—	—	1,894
Shares withheld to cover income tax obligation upon vesting of restricted stock	(1,451)	(1)	—	—	(34)	—	—	(35)
Foreign currency translation loss	—	—	—	—	—	—	(154)	(154)
Net loss	—	—	—	—	—	(9,040)	—	(9,040)
Balance at June 30, 2019	20,882,419	146,433	(408,070)	(2,854)	18,640	(108,794)	362	53,787
Issuance of common shares in partial settlement of contingent consideration	33,333	630	—	—	—	—	—	630
Stock option exercises	24,820	102	—	—	—	—	—	102
Share-based compensation	44,547	45	—	—	1,399	—	—	1,444
Shares withheld to cover income tax obligation upon vesting of restricted stock	(1,980)	(2)	—	—	(41)	—	—	(43)
Foreign currency translation gain (loss)	—	—	—	—	—	—	659	659
Net loss	—	—	—	—	—	(12,775)	—	(12,775)
Balance at September 30, 2019	20,983,139	$147,208	(408,070)	$(2,854)	$19,998	$(121,569)	$1,021	$43,804
The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(32,477)	$(32,594)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,502	2,210
Provision for doubtful accounts	758	70
Provision for inventory obsolescence	1,512	(93)
Share-based compensation	4,534	5,174
Loss from disposal of property and equipment	152	75
Unrealized foreign currency loss, net	5,043	2,890
Change in fair value of derivative instruments	(442)	(2,843)
Change in fair value of contingent consideration	(304)	(567)
Amortization of debt discount	1,232	2,056
Changes in operating assets and liabilities:
Accounts receivable	3,291	(5,279)
Inventory	(1,722)	(2,007)
Prepaid expenses and other current assets	1,043	(2,949)
Other assets	(30)	(3)
Accounts payable	(3,267)	3,683
Accrued liabilities	1,725	3,964
Other liabilities	506	256
Net cash used in operating activities	(15,944)	(25,957)
Cash flows from investing activities:
Purchases of property and equipment	(2,136)	(5,623)
Cash used in asset acquisitions	(1,652)	(767)
Cost incurred for intangible assets	(647)	(17)
Net cash used in investing activities	(4,435)	(6,407)
Cash flows from financing activities:
Borrowings under Madryn credit agreement, net of issuance costs	—	24,748
Repayments on capital leases	(224)	(264)
Proceeds from issuance of common shares, net of underwriters’ discount and issuance costs	63,855	—
Cash used to repurchase warrants	—	(2,261)
Proceeds from stock option exercises	566	278
Proceeds from warrant exercises	—	58
Tax payments related to shares withheld upon vesting of restricted stock	(65)	(135)
Net cash provided by financing activities	64,132	22,424
Effect of exchange rate changes on cash	23	(140)
Net (decrease)/increase in cash	43,776	(10,080)
Cash at beginning of period	37,655	52,639
Cash at end of period	$81,431	$42,559

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019

Supplemental disclosures:
Cash paid for interest	$5,213	$4,192
Cash paid for income taxes	$2	$201

Supplemental disclosures of non-cash investing and financing activities:
Unpaid balance for property and equipment	$252	$540
Assets acquired under capital leases	$—	$69
Issuance of common shares in partial settlement of contingent consideration	$618	$630
Equity consideration in an asset acquisition	$—	$337
Inventory acquired in an asset acquisition	$1,009	$1,257
Intangible assets acquired in an asset acquisition	$138	$—
Consideration payable related to asset acquisition	$818	$1,234
The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Formation and Business of the Company
Formation and Business of the Company
Establishment Labs Holdings Inc. and its wholly owned subsidiaries (collectively “the Company”, “we”, “us”, or “our”) is a global company that manufactures and markets innovative medical devices for aesthetic and reconstructive plastic surgery. The Company was established in the British Virgin Islands on October 9, 2013, at which time Establishment Labs, S.A., the Costa Rican manufacturing company, was reincorporated as a wholly-owned subsidiary. As of September 30, 2020, the Company also has wholly-owned subsidiaries in the United States (JAMM Technologies, Inc. and Motiva USA LLC), Brazil (Establishment Labs Produtos para Saude Ltda), Belgium (European Distribution Center Motiva BVBA), France (Motiva Implants France SAS), Sweden (Motiva Nordica AB), Switzerland (JEN-Vault AG), the United Kingdom (Motiva Implants UK Limited), Italy (Motiva Italy S.R.L), Spain (Motiva Implants Spain, S.L.), Austria (Motiva Austria GmbH), Germany (Motiva Germany GmbH) and Argentina (Motiva Argentina S.R.L). Substantially all of the Company’s revenues are derived from the sale of silicone gel-filled breast implants, branded as Motiva Implants.
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
The Company is pursuing regulatory approval to commercialize its products in the United States. The Company received approval for an investigational device exemption, or IDE, from the FDA in March 2018 to initiate a clinical trial in the United States for its Motiva Implants. In August 2019, we completed all patient surgeries for the IDE aesthetic cohorts, which include primary augmentation and revision. As of September 30, 2020, we are continuing to enroll subjects in the remaining reconstruction cohorts.
The Company has been expanding its global operations through a series of acquisitions and establishing wholly-owned subsidiaries. In November 2015, the Company purchased certain assets from Magna Equities I, LLC and established its wholly-owned subsidiary, JAMM Technologies, Inc., in the United States. In January 2016, the Company purchased a distribution company in Brazil to support the application to sell its products in Brazil. In March 2016, the Company purchased a storage and distribution company in Belgium to support its continued growth in Europe. In September 2016, the Company purchased a distribution company in France, and it also established a wholly-owned subsidiary in Switzerland. In November 2017, the Company acquired certain assets from Femiline AB and established its wholly-owned subsidiary in Sweden, Motiva Nordica AB. During 2018, the Company established wholly-owned subsidiaries in the United Kingdom and Italy and purchased certain assets from Menke Med GmbH, Motiva Matrix Spain, S.L. and Belle Health Ltd. In 2019, the Company purchased certain assets from AFS Medical GMBH and established wholly-owned subsidiaries in Austria, Spain and Germany. In 2020, the Company established a wholly-owned subsidiary in Argentina and purchased certain assets from Orion Trading SRL for the Italian operations.
2.    Summary of Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2020 as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s audited consolidated financial statements as of December 31, 2019 and 2018 and for the years then ended. Below are those policies with current period updates.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
in conjunction with the audited consolidated financial statements and the related notes thereto for the years ended December 31, 2019 and 2018 presented in the Company’s Form 10-K filed on March 16, 2020, with the U.S. Securities and Exchange Commission.
The condensed consolidated financial statements include the Company’s accounts and those of its wholly owned subsidiaries as of September 30, 2020 as follows:

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
Unaudited Interim Condensed Consolidated Financial Information
The accompanying interim condensed consolidated financial statements as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019, and the related interim information contained within the notes to the condensed consolidated financial statements, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to state fairly the Company’s financial position as of September 30, 2020, and the results of its operations and cash flows for the nine months ended September 30, 2020 and 2019. Such adjustments are of a normal and recurring nature. The results for the nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full fiscal year 2020, or for any future period.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Geographic Concentrations
The Company derives all its revenues from sales to customers in Europe, the Middle East, Latin America, and Asia, and has not yet received approval to sell its products in the United States.
For the nine months ended September 30, 2020 Germany accounted for 10.1% and Brazil accounted for 9.8% of consolidated revenue. For the nine months ended September 30, 2019 Brazil accounted for 16.3% of consolidated revenue and no other individual country exceeded 10% of consolidated revenue, on a ship-to destination basis.
The Company’s long-lived assets located in Costa Rica represented the majority of the total long-lived assets as of September 30, 2020 and December 31, 2019.
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
During the nine months ended September 30, 2020 and 2019, no customers accounted for more than 10% of the Company’s revenue. Substantially all of the Company’s revenues are derived from the sale of Motiva Implants. One customer accounted for 10.3% and 10.2% of the Company’s trade accounts receivable balance as of September 30, 2020 and December 31, 2019, respectively.
The Company relies on NuSil Technology, LLC, or NuSil, as the sole supplier of medical-grade silicone used in Motiva Implants. During the nine months ended September 30, 2020 and 2019, the Company had purchases of $12.1 million, or 67.1% of total purchases, and $12.6 million, or 60.3% of total purchases, respectively, from NuSil. As of September 30, 2020 and December 31, 2019, the Company had an outstanding balance owed to this vendor of $0.6 million and $2.7 million, respectively.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus, or COVID-19, as a pandemic which has spread globally, including locations where the Company does business. The full extent of the outbreak, related business and travel restrictions and changes to behavior intended to reduce its spread are uncertain and continues to evolve globally. Therefore, the full extent to which COVID-19 may impact the Company’s results of operations, liquidity or financial position is uncertain. This outbreak has already had a material disruption on the operations of the Company and its suppliers and customers. Management continues to monitor the impact that the COVID-19 pandemic is having on the Company, the breast aesthetics and reconstruction market and the economies in which the Company operates. The Company anticipates that its future results of operations, including the results for 2020 and, to a lesser degree, 2021 could be materially impacted by the COVID-19 outbreak, but, at this time, the impact from the COVID-19 outbreak has not had a material effect on the Company’s liquidity or financial position. However, given the speed and frequency of continuously evolving developments with respect to this pandemic, the Company cannot reasonably estimate the magnitude of the impact to the results of its operations. To the extent that the Company’s customers continue to be materially and adversely impacted by the COVID-19 outbreak, this could materially interrupt the Company’s business operations.
Cash
The Company’s cash consists of cash maintained in checking and interest-bearing accounts. The Company accounts for financial instruments with original maturities of three months or less at the date of purchase as cash equivalents. The Company held no cash equivalents as of September 30, 2020 and December 31, 2019.
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
Inventory and Cost of Revenue
Inventory is stated at the lower of cost to purchase or manufacture the inventory or the net realizable value of such inventory. Cost is determined using the standard cost method which approximates actual costs using the first-in, first-out basis. The Company regularly reviews inventory quantities considering actual losses, projected future demand, and remaining shelf life to record a provision for excess and slow-moving inventory. An inventory reserve of $1.9 million and $0.3 million has been recorded as of September 30, 2020 and December 31, 2019, respectively.
The Company recognizes the cost of inventory transferred to the customer in cost of revenue when revenue is recognized.
Shipping and Handling Costs
Shipping and handling costs are expensed as incurred and are included in selling, general and administrative, or SG&A, expenses. For the three months ended September 30, 2020 and 2019, shipping and handling costs were $0.8 million and $0.7 million, respectively. For the nine months ended September 30, 2020 and 2019, shipping and handling costs were $2.2 million and $2.1 million, respectively.
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
Appropriate reserves are established for anticipated sales returns based on historical experience, recent gross sales and any notification of pending returns. The Company recognizes revenue when title to the product and risk of loss transfer to customers, provided there are no remaining performance obligations required of the Company or any written matters requiring customer acceptance. The Company allows for the return of product from direct customers in certain regions within fifteen days after the original sale and records estimated sales returns as a reduction of sales in the same period revenue is recognized. Sales return provisions are calculated based upon historical experience with actual returns. Actual sales returns in any future period are inherently uncertain and thus may differ from the estimates. If actual sales returns differ significantly from the estimates, an adjustment to revenue in the current or subsequent period is recorded. As of September 30, 2020 and December 31, 2019, an allowance of $18,000 and $36,000 was recorded for product returns, respectively.
A portion of the Company’s revenue is generated from the sale of consigned inventory maintained at physician, hospital, and clinic locations. For these products, revenue is recognized at the time the Company is notified by the consignee that the product has been implanted, not when the consigned products are delivered to the consignee’s warehouse.
Revenue was generated in these primary geographic markets:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Europe	$25,614	$26,239	$9,681	$7,552
Latin America	13,715	21,590	5,207	9,406
Asia-Pacific/Middle East	18,042	17,073	7,692	5,851
Other	342	414	178	45
	$57,713	$65,316	$22,758	$22,854

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
The Company capitalizes certain costs related to intangible assets, such as patents, trademarks and software development costs. The Company follows the provisions of ASC 350-40, Internal Use Software for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use. The Company expenses all costs incurred during the preliminary project stage of software development and capitalizes the costs incurred during the application development stage. Costs incurred relating to upgrades and enhancements to the software are capitalized if it is determined that these upgrades or enhancements add additional functionality to the software. Costs incurred to improve and support products after they become available are charged to expense as incurred.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company records purchased intangible assets at their respective estimated fair values at the date of acquisition. Purchased finite-lived intangible assets are being amortized using the straight-line method over their remaining estimated useful lives, which range from two to fifteen years. The Company evaluates the remaining useful lives of intangible assets on a periodic basis to determine whether events or circumstances warrant a revision to the remaining estimated amortization period. The Company tests indefinite-lived intangible assets for impairment on at least an annual basis and whenever circumstances suggest the assets may be impaired. If indicators of impairment are present, the Company evaluates the carrying value of the intangible assets in relation to estimates of future undiscounted cash flows. The Company also evaluates the remaining useful life of an indefinite-lived intangible asset to determine whether events and circumstances continue to support an indefinite useful life.
During the year ended December 31, 2019, there was no impairment of goodwill or intangible assets based on the qualitative assessments performed by the Company. As of September 30, 2020, the Company determined that the economic impact of the global COVID-19 pandemic constituted a triggering event which would indicate that the acquired intangible asset values may not be recoverable. During the nine months ended September 30, 2020, there has been no impairment of goodwill or intangible assets based on the qualitative assessments performed by the Company.
Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. There were no impairment charges, or changes in estimated useful lives recorded during the year ended December 31, 2019 or the nine months ended September 30, 2020.
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
There were no material uncertain tax positions in fiscal 2019 and for the nine months ended September 30, 2020.
Foreign Currency
The financial statements of the Company’s foreign subsidiaries whose functional currencies are the local currencies are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, stockholders’ equity at the historical rates of exchange, and income and expense amounts at the average exchange rate for the period. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in “Accumulated other comprehensive income (loss)” as equity in the condensed consolidated balance sheet. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses resulting from foreign currency transactions are included within “Other income (expense), net” in the condensed consolidated statement of operations. For the nine months ended September 30, 2020, foreign currency transaction loss amounted to $5.4 million as compared to a foreign currency transaction loss of $2.6 million for the nine months ended September 30, 2019.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
The following recent accounting pronouncements issued by the FASB, could have a material effect on our financial statements:
Recently Issued Accounting Standards
In August 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). The new guidance eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. For non-public business entities and emerging growth companies the standard is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the effect the updated standard will have on its consolidated financial statements and footnote disclosures.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of their classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases today. ASC 842 supersedes the previous leases standard, ASC 840 Leases. The standard is effective for non-public business entities and emerging growth companies for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
is currently assessing the impact the adoption of ASC 842 will have on its consolidated financial statements and footnote disclosures.
3.     Balance Sheet Accounts
Inventory, Net

	September 30, 2020	December 31, 2019

	(in thousands)
Raw materials	$6,188	$5,506
Work in process	1,256	1,200
Finished goods	20,956	21,954
	$28,400	$28,660

Property and Equipment, Net

	September 30, 2020	December 31, 2019

	(in thousands)
Machinery and equipment	$9,010	$8,045
Building improvements	6,456	6,443
Furniture and fixtures	3,952	3,614
Building	2,472	2,472
Leasehold improvements	2,031	2,101
Land	802	802
Vehicles	397	463
Construction in Process	161	—
Total	25,281	23,940
Less: Accumulated depreciation and amortization	(9,018)	(7,522)
	$16,263	$16,418

For each of the three months ended September 30, 2020 and 2019, depreciation and amortization expense related to property and equipment was $0.6 million. For the nine months ended September 30, 2020 and 2019, depreciation and amortization expense related to property and equipment was $1.8 million and $1.9 million, respectively.
The Company entered into capital leases relating to equipment and vehicles and recorded the fair value of the lease payments on the initial contract date and is amortizing the assets over the term of the leases. As of each of September 30, 2020 and December 31, 2019, the gross asset value for capital lease assets was $1.4 million and $1.5 million. Depreciation expense for assets under capital leases was $20,000 and $21,000 for the three months ended September 30, 2020 and 2019, respectively. Depreciation expense for assets under capital leases was $62,000 and $63,000 for the nine months ended September 30, 2020 and 2019, respectively.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Accrued Liabilities
Accrued liabilities consisted of the following:

	September 30, 2020	December 31, 2019

	(in thousands)
Performance bonus	$1,672	$2,080
Payroll and related expenses	3,235	1,996
Bonus feature of stock option grants	5,380	4,212
Commissions	465	522
Professional and legal services	456	500
Short-term minimum lease payments under capital leases	53	258
Warranty reserve	275	313
Advisory board and board of director related expenses	80	124
Other	476	672
	$12,092	$10,677

Other Liabilities, Short Term
Other liabilities, short-term consisted of the following:

	September 30, 2020	December 31, 2019

	(in thousands)
Contingent equity consideration	$—	$922
Deferred revenue	683	785
Cash payable for asset acquisitions	412	492
	$1,095	$2,199

Other Liabilities, Long Term
Other liabilities, long-term consisted of the following:

	September 30, 2020	December 31, 2019

	(in thousands)
Deferred revenue	$1,867	$1,344
Cash payable for asset acquisitions	406	781
Other	309	336
	$2,582	$2,461

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
The Company’s goodwill and most intangibles at September 30, 2020 are the result of acquisitions of certain assets formerly owned by VeriTeQ Corporation in November 2015 and Femiline AB in November 2017, and business acquisitions of Establishment Labs Brasil Productos para Saude Ltda. in January 2016, European Distribution Center Motiva BVBA in March 2016 and Motiva Implants France in September 2016. Finite-lived intangibles are amortized over their estimated useful lives based on expected future benefit.
In addition to the intangibles acquired, the Company capitalized certain patent and license rights as identified intangibles based on patent and license rights agreements entered into over the past several years. Additionally, the Company capitalized certain software development costs.
There were no changes in the carrying amount of goodwill during the nine months ended September 30, 2020:

	Balance as of January 1, 2020	Additions	Accumulated Impairment Losses	Balance as of September 30, 2020

	(in thousands)
Goodwill	$465	$—	$—	$465

The carrying amounts of these intangible assets other than goodwill as of September 30, 2020 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives

	(in thousands)			(in years)
Patents and license rights	$1,736	$(902)	$834	7-12
Customer relationships	2,033	(1,196)	837	4-10
510(k) authorization	567	(184)	383	15
Developed technology	62	(44)	18	10
Capitalized software development costs	1,362	(236)	1,126	2-5
Other	75	(27)	48	2-5
Capitalized patents and license rights not yet amortized	291	—	291
	$6,126	$(2,589)	$3,537

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

For each of the three months ended September 30, 2020 and 2019, amortization expense related to intangible assets was $0.2 million. For each of the nine months ended September 30, 2020 and 2019, amortization expense related to intangible assets was $0.7 million and $0.6 million, respectively. Non-product related amortization is recorded in SG&A while product related amortization is recorded in cost of revenue.
As of September 30, 2020, the amortization expense related to identifiable intangible assets, with definite useful lives, in future periods is expected to be as follows:

Year Ending December 31,	(in thousands)
2020 (remaining)	$283
2021	953
2022	627
2023	383
2024	367
Thereafter	633
Total	$3,246

The Company evaluates the recoverability of goodwill and indefinite-lived intangible assets annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. As of September 30, 2020, there has been no impairment of goodwill or intangible assets based on the qualitative assessments performed by the Company.
5.    Fair Value Measurements
The carrying value of the Company’s cash, accounts receivable and accounts payable approximate fair value due to the short-term nature of these items. Contingent equity consideration and embedded derivatives that qualify for liability treatment are carried at fair value and re-measured at each reporting period.
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
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy at period end:

	Fair Value Measurements at September 30, 2020
	Total	Level 1	Level 2	Level 3

	(in thousands)
Liabilities
Madryn put option liability	$2,630	$—	$—	$2,630
	$2,630	$—	$—	$2,630

	Fair Value Measurements at December 31, 2019
	Total	Level 1	Level 2	Level 3

	(in thousands)
Liabilities
Madryn put option liability	$3,072	$—	$—	$3,072
Acquisition-related contingent consideration	922	—	—	922
	$3,994	$—	$—	$3,994

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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Valuation of the embedded derivatives is complex and requires interest rate simulation, estimating the resultant bond valuation and the resultant pay-off to the option holder. The Company estimated the fair value of the embedded redemption options based on a “with” and “without” approach using the Black-Derman-Toy model, a form of the Binomial Lattice Model that captures interest rate variability and the prepayment optionality. The Binomial Lattice Model allows for the possibility of exercise before the end of the option’s life and considers future interest rates, volatility and other data with regards to the Company’s credit rating and credit spread. The value of the embedded derivatives was based on the difference between the “with” and “without” analysis. The probability of a change in control occurring was determined to be 50% at September 30, 2020 and December 31, 2019.
The Company used the following assumptions to value Madryn derivatives:
Put Option Liability (Madryn)

	September 30, 2020	December 31, 2019
Interest rate volatility	20.3%	21.4%
Market yield rate	9.8%	10.1%
Term (in years)	5.00	5.75
Dividend yield	—	—

On November 17, 2017, the Company and Femiline AB and Johan Anderson, or the Seller, entered into an agreement to purchase certain assets from the Seller. The assets purchased included all existing inventory previously sold by the Company to the Seller, all customer relationships and a covenant not to compete. The aggregate purchase price for the assets purchased was 100,000 Class A Ordinary shares of the Company, contingently issuable upon achievement of specific milestones. Based on the valuation of the Company’s shares performed by a valuation specialist, the contingently issuable shares had an aggregate value of $1.0 million calculated as a product of contingently issuable shares and estimated fair value per share on the date of the agreement. As of September 30, 2020, the Company has issued 100,000 shares to the Seller after the milestones for fiscal 2018, 2019 and 2020 were met. Prior to the full issuance of shares, the fair value of the contingently issuable shares was determined using the closing price of the Company’s publicly traded shares.
The estimates are based, in part, on subjective assumptions and could differ materially in the future.
During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at fair value using Level 3 inputs. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the nine months ended September 30, 2020 or during the year ended December 31, 2019.
The fair value of the debt redemption feature liability includes the estimated volatility and risk-free rate. The higher/lower the estimated volatility, the higher/lower the value of the debt redemption feature liability. The higher/lower the risk-free interest rate, the higher/lower the value of the debt conversion feature liability.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments as follows:

	Acquisition-related Contingent Consideration	Put Option Liability (Madryn)
Balance at December 31, 2018	$1,828	$4,768
Issuance of financial instruments	—	1,356
Change in fair value	(568)	(2,843)
Settlement	(630)	—
Balance at September 30, 2019	$630	$3,281

Balance at December 31, 2019	$922	$3,072
Change in fair value	(304)	(442)
Settlement	(618)	—
Balance at September 30, 2020	$—	$2,630

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
Pursuant to the June 2019 amendment, the Company became eligible to borrow an additional $10.0 million (Term B-3) and $15.0 million (Term B-4) on or before September 30, 2019 and December 31, 2019, respectively. The Company borrowed the available funds under both tranches equal to $25.0 million on August 12, 2019, bringing up the total outstanding principal balance to $65.0 million as of September 30, 2020.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
make certain investments, make restricted payments, enter into or undertake certain liquidations, mergers, consolidations or acquisitions and dispose of assets or subsidiaries. In addition, the Madryn Credit Agreement requires the Company to maintain minimum revenues and liquidity.
Prior to the effectiveness of the June 17, 2019 amendment, borrowings under the Madryn Credit Agreement bore interest at a rate equal to 3-month LIBOR plus 11.0% per annum. As of the amendment on June 17, 2019, borrowings under the Madryn Credit Agreement bear interest at a rate equal to 3-month LIBOR plus 8.0% per annum provided that no default has occurred. In an event of a default, the interest would increase by an additional 4.0% per annum. The effective interest rate under the amended Madryn Credit Agreement is 18.4%, and the weighted average interest rate was approximately 10.6% at September 30, 2020. The Company incurred $5.9 million and $4.5 million in interest expense in connection with Madryn Credit Agreement during the nine months ended September 30, 2020 and in 2019, respectively, including $0.7 million and $0.3 million of direct costs to amend the Madryn Credit Agreement in August 2020 and June 2019, respectively, which were expensed as interest expense. No principal payments are due on the term loans until the final maturity date on September 30, 2025.
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
The Company recorded Madryn debt on the balance sheet as follows:

	September 30, 2020	December 31, 2019

	(in thousands)
Principal	$65,000	$65,000
Net unamortized debt discount and issuance costs	(15,626)	(16,858)
Net carrying value of Madryn debt	$49,374	$48,142

As of September 30, 2020, the Company is in compliance with all financial debt covenants.
7.     Commitments and Contingencies
Operating Leases
We lease certain facilities under various operating leases. Most of the lease agreements provide us with the option of renewing our leases at the end of the initial lease term, at fair market rates. In most cases, we expect that in the normal course of business, facility leases will be renewed or replaced by other leases.
For the three months ended September 30, 2020 and 2019 rent expense was $0.3 million. For the nine months ended September 30, 2020 and 2019 rent expense was $0.7 million and $0.9 million, respectively.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Future minimum lease payments under the operating leases as of September 30, 2020 were as follows:

Years Ending December 31,	Operating Leases
(in thousands)
2020 (remaining)	$174
2021	661
2022	605
2023	577
2024	534
Thereafter	1,285
$3,836

Capital Leases
The Company entered into capital lease arrangements relating to software, equipment and vehicles. The lease periods are from three to seven years. The repayments are made monthly with an interest rates ranging from 7% to 12% per year.
Future minimum lease payments under these capital leases as of September 30, 2020 were as follows:

Years Ending December 31,	Capital Leases
(in thousands)
2020 (remaining)	$58
2021	168
2022	29
255
Interest included in the above payments	(14)
Amount payable without interest	241
Short-term minimum capital lease payments (included in accrued liabilities)	53
Long-term minimum capital lease payments (included in other liabilities, short-term)	$188

Contingencies
Periodically, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual or disclosure at September 30, 2020 and December 31, 2019 except for contingent equity consideration related to past asset acquisitions (see Note 3).
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
8.    Shareholders’ Equity
Under the Memorandum of Association and Articles of Association, or Articles, in effect as of September 30, 2020 and December 31, 2019, the Company had authorized an unlimited number of common shares with no par value.
As of September 30, 2020 and December 31, 2019, 23,827,680 and 21,057,040 common shares, respectively, were issued and 23,419,610 and 20,648,970 common shares, respectively, were outstanding.
During the nine months ended September 30, 2020, the Company granted stock options to employees and contractors (see Note 10).
The Company had reserved common shares for future issuances as follows:

	September 30, 2020	December 31, 2019
Warrants to purchase shares	5,500	5,500
Options to purchase shares	2,007,189	1,837,576
Remaining shares available under the 2018 Equity Incentive Plan	1,747,383	1,312,648
Shares issuable on vesting of restricted stock awards	91,368	128,682
Remaining shares available under the 2018 ESPP	474,000	287,000
Total	4,325,440	3,571,406

9.    Warrants
In March 2017, the Company issued warrants for the purchase of 145,000 Class B ordinary shares to parties related to Rockport Ventures, with a fixed exercise price of $3.80 per share.
During the nine months ended September 30, 2020, no warrants were exercised. As of each of September 30, 2020 and December 31, 2019, 5,500 warrants to purchase the Company’s common shares were outstanding and exercisable:

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
During the periods presented, the Company recorded the following share-based compensation expense for stock options and restricted stock awards:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands)
Sales, general and administrative	$945	$1,337	$3,392	$4,018
Research and development	402	107	1,142	1,156
Total	$1,347	$1,444	$4,534	$5,174

Stock Options

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2019	1,837,576	$14.54	8.06	$24,122
Granted (weighted-average fair value of $10.64 per share)	367,265	19.11
Exercised	(83,652)	6.77
Forfeited/canceled	(114,000)	16.73
Balances at September 30, 2020	2,007,189	$15.58	7.41	$9,633

As of September 30, 2020, 947,890 options were vested and exercisable with weighted-average exercise price of $11.00 per share and a total aggregate intrinsic value of $8.0 million.
During the nine months ended September 30, 2020, 83,652 options were exercised at a weighted-average price of $6.77 per share. The intrinsic value of the options exercised during the nine months ended September 30, 2020 was $1.0 million. Upon the exercise of stock options, the Company issued new shares from its authorized shares.
At September 30, 2020, unrecognized compensation expense was $7.5 million related to stock options granted to employees and Board of Directors and $1.7 million related to stock options granted to consultants. The weighted-average period over which such compensation expense will be recognized is 2.4 years.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Stock Options Granted to Employees
Share-based compensation expense for employees is based on the grant date fair value. The Company recognizes compensation expense for all share-based awards ratably on a straight-line basis over the requisite service period of the awards, which is generally the vesting term of four years. During the nine months ended September 30, 2020 and 2019, the Company recognized $2.2 million and $1.6 million, respectively, of stock-based compensation expense for stock options granted to employees.
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

Stock Options Granted to Non-Employees
Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned using an accelerated attribution method. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered. For the nine months ended September 30, 2020 and 2019, the Company recognized expense of $1.9 million and $2.5 million, respectively, for stock options granted to consultants.
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
The following table represents RSA activity for fiscal 2020:

	Restricted Stock Awards	Weighted- Average Grant Date Fair Value
Outstanding unvested at December 31, 2019	128,682	$11.81
Granted	—	—
Vested	(28,166)	14.58
Forfeited/canceled	(9,148)	9.55
Outstanding unvested at September 30, 2020	91,368	$11.19

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The fair value of restricted stock is the grant date market value of common shares. The Company recognizes share-based compensation expense related to restricted stock using a straight-line method over the vesting term of the awards. The share-based compensation expense for RSAs that vested during the nine months ended September 30, 2020 and 2019, was $0.5 million and $1.0 million, respectively, which was calculated based on the market value of the Company’s common shares on the applicable date of vesting.
As of September 30, 2020, we had unrecognized share-based compensation cost of approximately $0.6 million associated with unvested restricted stock awards. This cost is expected to be recognized over a weighted-average period of approximately 1.0 years.
11.    Asset Acquisitions
Italy
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
The purchase price and allocation of purchase price were as follows:

Purchase Price:	(in thousands)
Cash consideration	$340
Cash paid for inventory	807
Total purchase price	$1,147

Allocation of Purchase Price:	(in thousands)
Inventory	$1,009
Customer relationships	$138
Total purchase price allocated	$1,147

As of September 30, 2020, the Company has fully paid for the Italy asset acquisition.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The purchase price and allocation of purchase price were as follows:

Purchase Price:	(in thousands)
Cash consideration	$335
Fair market value of common shares issued on effective date	337
Cash paid for inventory	432
Total purchase price	$1,104

Allocation of Purchase Price:	(in thousands)
Inventory	$1,104

As of September 30, 2020, the Company has fully paid for the Austria asset acquisition.
12.    Net Loss Per Share
The following table summarizes the computation of basic and diluted net loss per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands, except share and per share data)
Numerator:
Net loss	$(4,247)	$(12,775)	$(32,477)	$(32,594)
Denominator:
Weighted average common shares used for basic and diluted earnings per share	23,611,925	20,620,828	23,184,322	20,478,603

Loss per share:
Basic and diluted	$(0.18)	$(0.62)	$(1.40)	$(1.59)

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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares:

	Nine Months Ended September 30,
	2020	2019
Options to purchase common shares	1,746,849	1,696,957
Shares issuable on vesting of restricted stock awards	91,368	179,233
Warrants to purchase common shares	5,500	5,500
Total	1,843,717	1,881,690

13.    Related Party Transactions
During each of the nine months ended September 30, 2020 and 2019, the Company recorded revenue of $0.6 million for product sales to Herramientas Medicas, S.A., a distribution company owned by a family member of the Chief Executive Officer of the Company. Accounts receivable owed to the Company from this distribution company amounted to approximately $0.1 million and $0.2 million as of September 30, 2020 and December 31, 2019, respectively.
In May 2016, the Company entered into a scientific board advisory agreement with Dr. Manuel Enrique Chacón Quirós pursuant to which Dr. Chacón Quirós joined the Company’s Scientific Advisory Board, provides general scientific advice, and serves as a clinical investigator, among other services. In exchange for these services, Dr. Chacón Quirós was granted options to purchase 20,580 shares, vesting over four years in equal annual installments, provided that he continues to provide these services at such times. In September 2016, the Company entered into a separate agreement with Dr. Chacón Quirós to maintain his clinic in Costa Rica as a MotivaImagine Excellence Center and to host and train physicians in the use of the Company products in relevant procedures, among other services, in exchange for cash reimbursement of up to $4,500 per day that such services are rendered. Dr. Chacón Quirós resigned from the Company’s Scientific Advisory Board in November 2019. Dr. Chacón Quirós is the brother of our Chief Executive Officer, Juan José Chacón Quirós. During the nine months ended September 30, 2020 and 2019, the Company paid Dr. Chacón Quirós approximately $47,000 and $91,000, respectively, for services rendered.

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
Our revenue for the nine months ended September 30, 2020 and 2019 was $57.7 million and $65.3 million, respectively, a decrease of $7.6 million, or 11.6%. Net losses were $32.5 million for the nine months ended September 30, 2020 as compared to $32.6 million for the nine months ended September 30, 2019. As of September 30, 2020 we had an accumulated deficit of $159.6 million.
Our cash balance as of September 30, 2020 was $81.4 million.
We are pursuing proposals related to the expansion of our manufacturing facilities and corporate offices in the Coyol Free Zone in Costa Rica. The initial $35.3 million project estimate includes approximately 170,000 square feet of facility space and would initially increase our manufacturing capacity by approximately 400,000 units per year, and potentially increase capacity by 800,000 units with an additional incremental $4.6 million investment in manufacturing equipment. Currently we are in the design phase and anticipate to breaking ground in the first quarter of 2021. All plans are subject to final approval by the Board of Directors and the negotiation and execution of definitive agreements.
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
Components of Results of Operations
Revenue
We commenced sales of our Motiva Implants in October 2010 and these products have historically accounted for the majority of our revenues. Sales of our Motiva breast implants accounted for over 95% of our revenues for the nine months ended September 30, 2020, and we expect our revenues to continue to be driven primarily by sales of these products. We primarily derive revenue from sales of our Motiva Implants to two types of customers: (1) medical distributors and (2) direct sales to physicians, hospitals, and clinics.
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
We expect our R&D expenses to continue to increase in absolute dollars and as a percentage of revenue for the foreseeable future as we continue to advance our products under development, as well as initiate and prepare for additional clinical studies. We received an approval of an investigational device exemption, or IDE, from the FDA in March 2018 to initiate a clinical trial and enrolled the first patient during the first half of 2018. In August 2019, we completed all patient surgeries for the IDE aesthetic cohorts, which include primary augmentation and revision. As of September 30, 2020, we successfully completed enrollment in the revision reconstruction sub-cohort and we are continuing to enroll subjects in the remaining reconstruction cohorts. Although we continue to activate trial sites and secure Institutional Review Board approvals, the COVID-19 pandemic has delayed enrollment in the reconstruction cohorts for our IDE clinical trial, which could add at least six months to our planned regulatory timeline. We plan to enroll 800 patients in the study across 40 sites in the United States, Germany and Sweden. The results of the study are expected to support a pre-market approval, or PMA, submission to the FDA. We estimate that total costs for this IDE clinical trial will be between $30.0 million and $40.0 million over ten years. We also have other products under development for which we may be required to conduct clinical trials in future periods in order to receive regulatory approval to market these products.
Interest Expense
Interest expense consists primarily of cash and non-cash interest related to outstanding debt and amortization of debt discounts. As of September 30, 2020, we had $65.0 million in outstanding principal and accrued interest.
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
Other Income (Expense), Net
Other income (expense), net primarily consists foreign currency gains/losses and interest income.
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
•Surgery Deferrals: From late March 2020 to mid-May 2020, among other impacts on our business related to the pandemic, plastic surgeons and their patients deferred surgical procedures in which our products otherwise could have been used, including surgeries for our clinical trial participants. This decrease in demand for our products recovered to varying degrees in the latter half of May and into June 2020, though still below pre-pandemic levels, as certain geographies reopened after an initial improvement in COVID-19 infection rates and allowed plastic surgeons to resume providing procedures. However, a resurgence of infections has been observed, which may further restrict demand similar to early phases of the pandemic. As a result, we expect to see continued volatility through at least the duration of the pandemic as geographies respond to current local conditions. The duration of further deferrals of surgical procedures, the magnitude of such deferrals, the timing and extent of the economic impact of the pandemic, and the pace at which the economy recovers therefrom, cannot be determined at this time. We continue to work closely with our plastic surgeon customers, distributors and suppliers to navigate through this unforeseen event while maintaining flexible operations and investing for future growth.
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
•2020 Results: Given that the onset of COVID-19 occurred toward the end of the first quarter of 2020, our total revenue for the second quarter of 2020 was significantly lower compared to the same period in 2019. Our revenue for the third quarter of 2020, however, recovered and is comparable to the revenue in the first quarter of 2020.
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

Consolidated Results of Operations
The following tables set forth our results of operations for the periods presented, in dollars:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(unaudited) (in thousands)
Revenue	$22,758	$22,854	$57,713	$65,316
Cost of revenue	7,612	8,616	19,855	26,814
Gross profit	15,146	14,238	37,858	38,502
Operating expenses:
Sales, general and administrative	15,008	19,227	48,430	53,677
Research and development	2,729	3,776	9,327	11,361
Total operating expenses	17,737	23,003	57,757	65,038
Loss from operations	(2,591)	(8,765)	(19,899)	(26,536)
Interest expense	(2,886)	(1,805)	(7,162)	(6,568)
Change in fair value of derivative instruments	879	235	442	2,843
Change in fair value of contingent consideration	5	205	304	567
Other income (expense), net	527	(2,337)	(5,556)	(2,513)
Loss before income taxes	(4,066)	(12,467)	(31,871)	(32,207)
Provision for income taxes	(181)	(308)	(606)	(387)
Net loss	$(4,247)	$(12,775)	$(32,477)	$(32,594)

Comparison of Three Months Ended September 30, 2020 and 2019

	Three Months Ended September 30,
	2020	2019

	(unaudited) (in thousands)
Revenue	$22,758	$22,854
Cost of revenue	7,612	8,616
Gross profit	$15,146	$14,238
Gross margin	66.6%	62.3%

Revenue
Revenue was comparable to prior year at $22.8 million for the three months ended September 30, 2020 as compared to $22.9 million for the three months ended September 30, 2019 as multiple geographies lifted COVID-19 restrictions on elective surgical procedures and business activity resumed.
Cost of Revenue and Gross Margin
Cost of revenue decreased $1.0 million, or 11.7%, to $7.6 million for the three months ended September 30, 2020 compared to $8.6 million for the three months ended September 30, 2019. The decrease in cost of revenue was primarily driven by the Company's efforts to cut costs given the projected loss of revenue due to the global COVID-19 pandemic.
Gross margin increased to 66.6% for the three months ended September 30, 2020 as compared to 62.3% for the three months ended September 30, 2019 due to the benefit of geographic mix, greater operating efficiencies, and enhanced manufacturing planning capabilities.
Operating Expenses

	Three Months Ended September 30,
	2020	2019

	(unaudited) (in thousands)
Operating expenses:
Sales, general and administrative	$15,008	$19,227
Research and development	2,729	3,776
Total operating expenses	$17,737	$23,003

Sales, General and Administrative Expense
SG&A expense decreased $4.2 million, or 21.9%, to $15.0 million for the three months ended September 30, 2020, compared to $19.2 million for the three months ended September 30, 2019. The decrease in SG&A was primarily due to a $1.6 million decrease in consulting fees, a $0.6 million decrease in personnel and related costs, and a $0.6 million decrease in sales and marketing expenses. This decrease was partially offset by a $0.2 million increase in administrative expenses. The decrease in SG&A expenses was primarily driven by the Company's efforts to cut costs given the projected loss of revenue due to the global COVID-19 pandemic.
Research and Development Expense
R&D expense decreased $1.0 million, or 27.7%, to $2.7 million for the three months ended September 30, 2020, compared to $3.8 million for the three months ended September 30, 2019 primarily due to a $0.5 million decrease in personnel costs and a $0.5 million decrease in expenditures related to our IDE clinical study in the United States. The decrease in R&D expenses was primarily driven by COVID-19 related delayed clinical trial enrollment within the reconstruction cohorts and the Company's efforts to cut costs given the projected loss of revenue due to the global COVID-19 pandemic.

Interest Expense
Interest expense for the three months ended September 30, 2020 was $2.9 million as compared to $1.8 million for the three months ended September 30, 2019. The increase was primarily due to $0.7 million of direct costs to amend the Madryn Credit Agreement in August 2020.
Change in Fair Value of Derivative Instruments
Change in fair value of derivative instruments for the three months ended September 30, 2020 resulted in a gain of $0.9 million as compared to a gain of $0.2 million for the three months ended September 30, 2019. The change in fair value of derivative instruments was primarily due to changes in the fair value of Madryn derivatives embedded in the Madryn Credit Agreement we entered into in August 2017.
Provision for Income Taxes
Provision for income taxes decreased $127,000, or 41.2%, to $181,000 for the three months ended September 30, 2020, compared to a benefit of $308,000 for the three months ended September 30, 2019. The change in the provision for income taxes is primarily due to change in pre-tax income and tax credits claimed in certain foreign jurisdictions.
Other Income (Expense), Net
Other income (expense), net decreased $2.9 million, or 122.4%, to a gain of $0.5 million for the three months ended September 30, 2020, compared to a loss of $2.3 million for the three months ended September 30, 2019. The decrease was primarily due to the weakening of the euro as compared to the U.S. dollar which partially offset the year to date loss.

Comparison of the Nine Months Ended September 30, 2020 and 2019

	Nine Months Ended September 30,
	2020	2019

	(unaudited) (in thousands)
Revenue	$57,713	$65,316
Cost of revenue	19,855	26,814
Gross profit	$37,858	$38,502
Gross margin	65.6%	58.9%

Revenue
Revenue decreased $7.6 million, or 11.6%, to $57.7 million for the nine months ended September 30, 2020 as compared to $65.3 million for the nine months ended September 30, 2019. The decrease was primarily due to the global COVID-19 pandemic as multiple geographies experienced a restriction on elective surgical procedures and a shut-down or slow down in business activity deemed to be non-essential, primarily during the second quarter of 2020.
Cost of Revenue and Gross Margin
Cost of revenue decreased $7.0 million, or 26.0%, to $19.9 million for the nine months ended September 30, 2020 compared to $26.8 million for the nine months ended September 30, 2019. The decrease in cost of revenue is in line with the decrease in revenue due to COVID-19 pandemic.
Gross margin increased to 65.6% for the nine months ended September 30, 2020 compared to 58.9% for the nine months ended September 30, 2019, primarily due to the benefit of geographic mix, greater operating efficiencies, and enhanced manufacturing planning capabilities.
Operating Expenses

	Nine Months Ended September 30,
	2020	2019

	(unaudited) (in thousands)
Operating expenses:
Sales, general and administrative	$48,430	$53,677
Research and development	9,327	11,361
Total operating expenses	$57,757	$65,038

Sales, General and Administrative Expense
SG&A expense decreased $5.2 million, or 9.8%, to $48.4 million for the nine months ended September 30, 2020, compared to $53.7 million for the nine months ended September 30, 2019. The decrease in SG&A was primarily due to a $4.0 million decrease in consulting fees, a $1.1 million decrease in commissions and a $1.1 million decrease in marketing expenses, partially offset by a $1.4 million increase in insurance and $0.4 million increase in software.
Research and Development Expense
R&D expense decreased $2.0 million, or 17.9%, to $9.3 million for the nine months ended September 30, 2020, compared to $11.4 million for the nine months ended September 30, 2019. The decrease in R&D expense was primarily due to a $1.7 million decrease in personnel cost and a $0.4 million decrease in expenditures related to our IDE clinical trial in the United States, primarily consisting of fees to third parties to manage the clinical trial. The decrease in R&D expenses was primarily driven by COVID-19 related delayed clinical trial enrollment within the reconstruction cohorts and the Company's efforts to cut costs given the projected loss of revenue due to the global COVID-19 pandemic.

Interest Expense
Interest expense increased to $7.2 million for the nine months ended September 30, 2020 compared to $6.6 million for the nine months ended September 30, 2019. The increase was primarily due to $0.7 million of direct costs to amend the Madryn Credit Agreement in August 2020.
Change in Fair Value of Derivative Instruments
Change in fair value of derivative instruments for the nine months ended September 30, 2020 resulted in a gain of $0.4 million, compared to a gain of $2.8 million for the nine months ended September 30, 2019. The change in fair value of derivative instruments was due to changes in the fair value of Madryn derivatives embedded in the Madryn Credit Agreement we entered into in August 2017.
Change in Fair Value of Contingent Consideration
Change in the fair value of contingent consideration for the nine months ended September 30, 2020 resulted in a gain of $0.3 million, compared to a gain of $0.6 million for the nine months ended September 30, 2019. The change in fair value of contingent consideration was due to changes in our stock price at reporting period-end and the number of remaining contingently-issuable shares.
Provision for Income Taxes
Provision for income taxes increased $219,000, or 56.6%, to $606,000 for the nine months ended September 30, 2020, compared to $387,000 for the nine months ended September 30, 2019. The change in the provision for income taxes is primarily due to change in pre-tax income and tax credits claimed in certain foreign jurisdictions.
Other Income (Expense), Net
Other income (expense), net increased $3.0 million to $5.6 million for the nine months ended September 30, 2020, compared to $2.5 million for the nine months ended September 30, 2019. The increase was primarily due to the weakening of Brazilian real as compared to the U.S. dollar in fiscal 2020 resulting in a foreign currency transaction loss of $5.4 million as of September 30, 2020, compared to $2.6 million for the nine months ended September 30, 2019.

Liquidity and Capital Resources
As of September 30, 2020, we had an accumulated deficit of $159.6 million. Since our inception, we have generated losses and expect to continue to generate losses in the intermediate term. We have financed our operations through a combination of private equity financings and debt financings, and from cash generated from operations, primarily from the collection of accounts receivable resulting from sales. Our historical cash outflows have primarily been associated with cash used for operating activities such as expansion of our sales and marketing and distributor infrastructure, investing in inventory, R&D activities, asset acquisitions, capital improvements and other working capital needs. As of September 30, 2020 and December 31, 2019, we had cash of $81.4 million and $37.7 million, respectively.
On February 3, 2020, the Company completed a public follow-on offering and received net proceeds of $63.9 million, after deducting underwriting discounts and expenses. During the nine months ended September 30, 2020, the Company also received $0.6 million from the exercise of stock options.
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
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Nine Months Ended September 30,
	2020	2019
	(unaudited) (in thousands)
Net cash provided by (used in):
Operating activities	$(15,944)	$(25,957)
Investing activities	(4,435)	(6,407)
Financing activities	64,132	22,424
Effect of exchange rate changes on cash	23	(140)
Net (decrease) increase in cash	$43,776	$(10,080)

Net Cash Used in Operating Activities
Net cash used in operating activities of $15.9 million for the nine months ended September 30, 2020 was comprised of a net loss of $32.5 million partially offset by $5.0 million of unrealized foreign currency loss, a $0.4 million change in fair value of financial instruments, $4.5 million of share-based compensation expense, a $1.5 million change in provision for inventory obsolescence, $2.5 million of non-cash depreciation expense, a $0.8 million change in provision for doubtful accounts, and $1.2 million of non-cash interest expense due to accretion of debt discounts, as well as changes in operating assets and liabilities of $1.5 million.
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
Net Cash Used in Investing Activities
Net cash used in investing activities of $4.4 million for the nine months ended September 30, 2020 primarily consisted of $2.1 million in purchases of property and equipment, $1.7 million of cash paid for past asset acquisitions and $0.6 million of purchases of intangibles.
Net cash used in investing activities of $6.4 million for the nine months ended September 30, 2019 primarily consisted of $5.6 million in purchases of property and equipment, including $3.2 million to purchase our manufacturing facility in Costa Rica and $0.8 million cash used in an asset acquisition.
Net Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities of $64.1 million for the nine months ended September 30, 2020 primarily reflected $63.9 million in proceeds received from the issuance of common shares in the follow-on public offering, net of underwriters’ discount and issuance costs, $0.6 million in proceeds received for stock option exercises, which were partially offset by $0.2 million in repayment of capital leases and a $65,000 tax payment related to shares withheld upon vesting of restricted stock.
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

Pursuant to the June 2019 amendment, the Company became eligible to borrow an additional $10.0 million (Term B-3) and $15.0 million (Term B-4) on or before September 30, 2019 and December 31, 2019, respectively. The Company had an outstanding principal balance of $65.0 million as of September 30, 2020.
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
Off-Balance Sheet Arrangements
As of September 30, 2020 and December 31, 2019, we did not have any off-balance sheet arrangements.
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
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We had cash of $81.4 million and $37.7 million as of September 30, 2020 and December 31, 2019, respectively. We manage our cash portfolio for operating and working capital purposes. Our cash balances are held in bank checking accounts, and we believe that we do not have any material exposure to changes in the fair value of our cash portfolio as a result of changes in interest rates.
Foreign Currency Exchange Risk
To date, the majority of our revenue has been denominated in U.S. dollars, Brazilian reals and euros. Some of our operating expenses are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro and Brazilian real. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations. For the nine months ended September 30, 2020, foreign currency transaction loss amounted to $5.4 million primarily related to the remeasurement of transactions denominated in the U.S. dollar into the Brazilian real as part of the financial reporting consolidation process under GAAP. The Brazilian real has been experiencing a weakening since December 31, 2017 as compared to the U.S. dollar which recently has been exacerbated by the current economic impact of the global COVID-19 pandemic. We have not engaged in any foreign currency hedging activities. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in foreign currency exchange rates. During the year ended December 31, 2019, the effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts as of December 31, 2019 would have had an impact of approximately 10.7% on revenues and would have impacted our net loss by a commensurate amount.
Inflation Risk
We do not believe that inflation had a significant impact on our results of operations for any periods presented in our consolidated financial statements.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report at the reasonable assurance level.

Material Weakness in Internal Control over Financial Reporting
We disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, that the following material weakness in our internal control over financial reporting existed as of December 31, 2019: a lack of adequate review over the manual consolidation process, resulting in an audit adjustment, or the Material Weakness.
Plan for Remediation of the Material Weakness
We have implemented and are continuing to implement a number of measures to address the Material Weakness identified as of December 31, 2019. We improved policies and procedures and designed and documented more effective controls that addressed the relevant risks in order to remediate the previously identified Material Weakness in addition to engaging a third-party consulting firm to assist us with the implementation of SAP, which is a global information technology solution designed to address, among other items, the elements which gave rise to the Material Weakness. As a result, we have concluded that the Material Weakness was remediated as of September 30, 2020.
Changes in Internal Control over Financial Reporting
Other than with respect to the remediation efforts discussed above, there was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Although we have altered some work routines due to the COVID-19 pandemic, the changes in our work environment, including remote work arrangements, have not materially impacted our internal controls over financial reporting and have not adversely affected the Company’s ability to maintain operations.
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
Summary Risk Factors
Our business is subject to numerous risks and uncertainties that you should consider before investing in our company, as fully described below. The principal factors and uncertainties that make investing in our company risky include, among others:

•Our products are used in elective medical procedures, which have been impacted by the COVID-19 pandemic in many jurisdictions in which we operate.
•We are currently conducting an IDE clinical trial for the approval of Motiva Implants in the United States and there can be no guarantee that this trial will be successful.
•Even if clinical trials demonstrate acceptable safety and efficacy for Motiva Implants, the FDA or similar regulatory authorities outside the United States may not approve the marketing of Motiva Implants or may approve it with restrictions on the label, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
•In certain large markets, we engage in direct sales efforts. We may fail to maintain and develop our direct sales force, and our revenues and financial outcomes could suffer as a result. In addition, a substantial proportion of our sales are through exclusive distributors, and we do not have direct control over the efforts these distributors may use to sell our products.
•If we are unable to train plastic surgeons on the safe, effective and appropriate use of our products and designed surgeries, we may be unable to achieve our expected growth.
•We have a limited operating history and may face difficulties encountered by companies early in their commercialization in competitive and rapidly evolving markets.
•Our business depends on maintaining our brand and ongoing customer demand for our products and services, and a significant reduction in sentiment or demand could affect our results of operations. If we fail to compete effectively against our competitors, many of whom have greater resources than we have, our revenues and results of operations may be negatively affected.
•Any disruption at our existing manufacturing facilities could adversely affect our business and operating results.
•We rely on a single-source, third-party supplier for medical-grade long-term implantable silicone, which is the primary raw material used in our Motiva Implants. If this supplier were to increase prices for this raw material over time or experience interruptions in its ability to supply us with this raw material, our business, financial condition and results of operations could be adversely affected.
•Negative publicity, product defects and any resulting litigation concerning our products or our competitors’ products could harm our reputation and reduce demand for silicone breast implants, either of which could negatively impact our financial results.
•The long-term safety of breast implants and reports of breast implant-associated anaplastic large cell lymphoma (BIA-ALCL) linked to our competitors’ products has been called into question, which have led to regulatory actions regarding macrotextured devices in several countries and the worldwide recall of one of our competitor’s macrotextured implants and tissue expanders, and although not related to our products, could create a general adverse sentiment in the market generally.

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
Although we launched Motiva Implants commercially in October 2010 and have sold nearly 1.3 million units to date in various countries outside the United States, we do not have as much post-market surveillance data as our competitors and may not have clearly identified all possible or actual risks of our products. Furthermore, if our clinical trials do not produce patient data that compares favorably with breast implants that are already on the market, physicians and patients may opt to not use our products, and our business would suffer.
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
The loss of members of our executive management team or other employees could adversely affect our business.
Our success in implementing our business strategy depends largely on the skills, experience and performance of members of our executive management team and other key employees, including Juan José Chacón Quirós, our Chief Executive Officer, Salvador Dada, our Chief Operating Officer, Roberto de Mezerville, our Chief Technology Officer, Eddie de Oliveira, our Chief Commercial Officer and Renee M. Gaeta, our Chief Financial Officer. The collective efforts of each of these persons, and others working with them as a team, are critical as we continue to develop our tests and technologies and pursue our research and development and sales programs. As a result of the difficulty in locating qualified new management and other key employees, the loss or incapacity of existing members of our executive management team could adversely affect our operations. If we were to lose one or more key employees, we could experience difficulties in finding qualified successors, competing effectively, developing our technologies and implementing our business strategy. We do not have “key person” life insurance on our senior executives, and the loss of any of the key team members would have a negative impact to our business and financial results. In addition, the job market in Costa Rica and other locations in which we operate has recently become more competitive and we are competing for talent with major multinational corporations which have significantly more resources than us, and we may find new difficulties in retaining our most talented employees.

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
As of September 30, 2020, we had 488 employees. Unless it is necessary for us to continue to make reductions to our workforce as a cost management strategy due to the impact of the global COVID-19 pandemic on our business, over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of manufacturing, regulatory affairs, clinical and sales and marketing. We also intend to continue to improve our operational, financial and management controls, reporting systems and procedures, which may require additional personnel. Such growth could place a strain on our administrative and operational infrastructure, and/or our managerial abilities, and we may not be able to make improvements to our management information and control systems in an efficient or timely manner. We may discover deficiencies in existing systems and controls.
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
We have incurred net operating losses since our inception, and we continue to incur significant research and development and general and administrative expenses related to our operations. We do not expect to be profitable in 2020, and in future years we expect to incur significant research and development expenses related to, among other things, the IDE clinical study of Motiva Implants in the United States. Investment in medical device product development, particularly clinical studies, is highly speculative. It entails substantial upfront capital expenditures and significant risk that any potential planned product will fail to demonstrate adequate accuracy or clinical utility. We may not be profitable for some time. As of September 30, 2020, we had an accumulated deficit of $159.6 million.
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
In July 2019, the FDA requested that Allergan plc recall its Biocell® textured implants in the U.S. market and Allergan subsequently announced the global recall of its Biocell® textured breast implants and tissue expanders. In the FDA announcement, it noted that it had reviewed 573 unique cases globally of BIA-ALCL, including 33 patient deaths, of which 12 of the 13 known deaths were attributed to Biocell® implants. The FDA further noted that it will continue to monitor the incidence of BIA-ALCL across other textured and smooth breast implants and tissue expanders as well as other devices intended for use in the breast. The FDA subsequently identified the recall as a Class I recall in September 2019 and stated that use of the recalled devices may cause serious injuries and death. As the BIA-ALCL risk continues to become more highly publicized, this could have a significant negative impact on demand for breast implants globally, including our Motiva Implants. In September 2020, the FDA released finalized guidance on breast implant labeling recommendations, including the addition of a boxed warning, a patient decision checklist, material and device descriptions, implant rupture screening recommendations and a patient device card.
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
As of September 30, 2020, our executive officers, directors and shareholders who own more than 5% of our outstanding common shares, in the aggregate, assuming the exercise of all options held by such persons, beneficially owned shares representing approximately 41.0% of our common shares. As a result, if these shareholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our shareholders for approval, as well as our management and affairs. For example, these shareholders, if they choose to act together, will control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other shareholders may desire.
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

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. MINE SAFETY DISCLOSURES
None
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)     Exhibits.

Exhibits	Description	Incorporation by Reference
10.1	Second Amendment to Exclusive Distribution Agreement by and between Establishment Labs S.A. and Puregraft LLC dated September 21, 2020.	Form 8-K, Exhibit 10.1 File Number 001-38593, Filed September 25, 2020
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

ESTABLISHMENT LABS HOLDINGS INC.

		By:	/s/ Juan José Chacón Quirós

Date:	November 9, 2020	By:	Juan José Chacón Quirós
		Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 9, 2020	By:	/s/ Renee M. Gaeta

		Name:	Renee M. Gaeta
		Title:	Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)