Form 10-K
period 2020-12-31
ESTABLISHMENT LABS HOLDINGS INC.
filed 2021-03-15
CIK 1688757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☐   No  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐   No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant on June 30, 2020 was approximately $316,602,463. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose. The registrant has no non-voting equity.
As of March 11, 2021, the number of the registrant’s common shares outstanding was 23,547,075.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to its 2021 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2021 Proxy Statement will be filed with the U.S. Securities Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

i

EXPLANATORY NOTE

In this report, unless the context indicates otherwise, the terms “Establishment Labs,” “Company,” “we”, “us” and “our” refer to Establishment Labs Holdings Inc., a British Virgin Islands entity, and its consolidated subsidiaries.
We own, or have rights to, trademarks and trade names that we use in connection with the operation of our business, including Establishment Labs and our logo as well as other brands such as Motiva Implants, SilkSurface/SmoothSilk, VelvetSurface, ProgressiveGel, TrueMonobloc, BluSeal, Divina, Ergonomix, Ergomonix2, Ergonomix2 Diamond, Motiva MIA and MotivaImagine, among others. Other trademarks and trade names appearing in this report are the property of their respective owners. Solely for your convenience, some of the trademarks and trade names referred to in this report are listed without the ® and TM symbols, but we will assert, to the fullest extent under applicable law, our rights to our trademarks and trade names.

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
Our line of silicone gel-filled breast implants, branded as Motiva Implants, is the centerpiece of our MotivaImagine medical technology platform. Our post-market surveillance data (which was not generated in connection with a United States Food and Drug Administration, or FDA, pre-market approval, or PMA, study, but was self collected rather than collected at mandatory follow-ups) and published third-party data indicates that Motiva Implants show low rates of adverse events (including rupture, capsular contracture, and safety related reoperations) that we believe compare favorably with those of our competitors. We believe the proprietary technologies that differentiate our Motiva Implants enable improved safety and aesthetic outcomes and drive our revenue growth. Our MotivaImagine platform enables surgical techniques that we promote as Motiva designed surgeries. We have developed other complementary products and services on our MotivaImagine platform, which are aimed at further enhancing patient outcomes.
Since launching Motiva Implants in October 2010, the majority of our revenue has been generated from sales of our Motiva Implants in cash pay, non-reimbursable, breast augmentation procedures. To date, our Motiva Implants are registered to be sold in more than 80 countries outside of the United States. We currently sell our products via exclusive distributors or our direct sales force (which accounted for approximately 45% of our revenue in 2020) and have introduced five generations of Motiva Implants. We currently commercialize four product families (Round, Ergonomix Round, Ergonomix Oval and Anatomical TrueFixation) that incorporate first of-its-kind safety features including: (i) SmoothSilk / SilkSurface (an optimized biocompatible advanced smooth surface that promotes reduction in capsular contracture), (ii) QInside RFID technology (a non-invasive, readable serial number that enhances product safety and patient peace of mind), (iii) BlueSeal visual barrier layer (a proprietary indicator that allows for verification of complete barrier layer presence) and (iv) TrueMonobloc gel-shell-patch configuration (a highly durable, easy-to-insert performance shell that allows for smaller incisions and smaller scars).
In December 2020, we received a CE mark for our next generation Motiva Ergonomix2 silicone breast implant platform. The CE mark also includes the Motiva Ergonomix2 Diamond breast implant, which is the implant that will be used in the Motiva Minimally Invasive Augmentation, or Motiva MIA, system for breast augmentation, once the accessory tools are approved. Ergonomix2 incorporates our latest innovations, including our most advanced ultra-high purity chemistries for enhanced device mechanical properties and improved patient ergonomics. Ergonomix2 also features our patented SmoothSilk surface technology, which is the basis of Motiva Implants’ low inflammatory characteristics that have contributed to the lowest capsular contracture rates in the industry. Ergonomix2 has CE mark labeling for use in both aesthetic and reconstruction procedures and following its planned commercialization will become our premium product line. We expect to commercialize the next generation of our best-selling Motiva Ergonomix implant in Europe in the first half of 2021, followed by a broad commercial launch in other countries that accept the CE mark later in 2021.
In March 2018, we received approval of an investigational device exemption, or IDE, from the FDA to initiate our Motiva Implants clinical trial in the United States for the Motiva Round and Motiva Ergonomix Round product families and the first patient in the study was enrolled in April 2018. In March 2019, we filed our first annual report with the FDA, and our IDE study-defined enrollment targets for the aesthetic cohorts, which include primary augmentation and revision augmentation, have been reached with a total of 450 and 100 subjects, respectively. In August 2019, we announced that we were implementing a bifurcated regulatory strategy in the United States, designed to allow us to initiate rolling submission of data in a PMA from the primary augmentation and revision augmentation cohorts to the FDA, to be supplemented by data from the reconstruction cohorts. We are continuing to enroll subjects in the remaining reconstruction cohorts and plan to enroll a total of 800 patients in the study across 40 sites in the United States, Germany, and Sweden. According to current FDA guidance, a minimum of three years of premarket PMA data needs to be submitted to support approval of standard silicone gel breast implants, and the FDA will consider if additional PMA data is needed on a case-by-case basis.
We have assembled a broad portfolio of intellectual property related to our medical device and aesthetics products. We believe our intellectual property, combined with proprietary manufacturing processes and our regulatory approvals, provides us with a strong market position. As of December 31, 2020, we own or have rights to ten issued, five allowed and 12 pending patents in the United States related to various aspects of our Motiva implants (such as implant barrier layers, surface texture technology, minimally invasive implant delivery systems, and our QInside Safety Technology radio frequency identification devices). In addition, we own or have rights to four issued, two allowed and 56 pending foreign applications and six pending Patent Cooperation Treaty, or PCT, applications. We intend to continue to expand our intellectual property portfolio and, combined with our Motiva Implants’ favorable safety profile, obtain FDA approval and drive Motiva’s adoption in the United States, which represents the largest breast surgery market globally.
Our revenue for the years ended December 31, 2020 and 2019 was $84.7 million and $89.6 million, respectively, a decrease of $4.9 million, or 5.5%. Net losses decreased to $38.1 million for the year ended December 31, 2020 from $38.2 million for the year ended December 31, 2019. As of December 31, 2020, we had an accumulated deficit of $165.2 million.
Our Market
According to Markets and Markets’ Breast Augmentation Market - Global Forecast to 2025 report of July 2020, the global breast augmentation market is expected to grow at a compound annual growth rate of approximately 13.4% and reach approximately $1.69 billion by 2025. Breast augmentation surgery remains the leading aesthetic surgical procedure by number of procedures globally. Approximately 1.8 million breast augmentations were performed worldwide in 2019, according to International Society of Aesthetic Plastic Surgery, or ISAPS. The following table lists the top markets by country for total breast augmentations in 2019 according to ISAPS.

Total Breast Augmentation Procedures
Rank *	Country	Procedures	Percentage of World-Wide Total
1	United States	269,514	15.0%
2	Brazil	211,287	11.8%
3	Mexico	74,637	4.2%
4	Russia	67,896	3.8%
5	Germany	66,972	3.7%
6	Italy	56,073	3.1%
7	France	53,938	3.0%
8	Spain	48,559	2.7%
9	Turkey	45,893	2.6%
10	Colombia	39,720	2.2%
* Rankings are based solely on those countries from which a sufficient survey response was received and data was considered to be representative.
The breast reconstruction market is also expected to grow and reach approximately $600 million by 2025 at a compound annual growth rate of approximately 7% according to Markets and Markets’ Breast Reconstruction Market - Global Forecast to 2025 report of May 2020 due to a combination of increasing incidences of breast cancer and rising awareness.
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
Our Competitive Strengths
▪Patient-centric innovative implant technologies. We have developed our Motiva Implants by enhancing and creating novel product components for our implants, and then combining these components into products that deliver improved aesthetic outcomes, increased patient satisfaction and favorable safety profiles.
▪Extensive suite of complementary products and services. Our MotivaImagine product portfolio includes innovative products such as Divina 3D surgical simulation systems, Puregraft autologous fat grafting systems, and other surgical tools. We believe our designed surgical procedures, such as MotivaHybrid, Motiva MinimalScar and Motiva MIA, will address key unmet needs for both the physician and the patient.
▪Proprietary internal manufacturing processes and capabilities. We manufacture our silicone products in state-of-the-art manufacturing facilities in Costa Rica rather than relying on third-party manufacturers. In these facilities, we utilize our novel 3D imprinted molding method to create proprietary surface features that, in combination with other proprietary materials and methods, differentiate our products from those of our competitors. Our two manufacturing sites have gone through full site inspections and audits under the Medical Device Single Audit Program, or MDSAP, which were carried out by the British Standards Institute, or BSI, an agency which the FDA accepts as a substitute for routine agency inspections. We believe our modern facilities, focus on product quality and deep technological know-how have helped us establish and maintain a brand of consistency, quality and safety.
▪Dynamic worldwide sales platform. We sell our products both through exclusive arrangements with leading local distributors who have strong local surgeon relationships and our direct sales force in key markets such as Brazil and primary markets in Europe. Using this market-specific approach, we have built an effective and efficient worldwide sales platform.
▪Proven management team with expansive industry experience. We have a highly experienced management team that is comprised of leaders from the medical aesthetic market.

Our Growth Strategy
Our goal is to be the global leader in aesthetic surgical implant technology, including breast implants, while improving patient safety through product innovation. The key elements of our strategy include:
▪Expand revenues in existing markets. We believe we can continue to grow market share in our existing markets due to the favorable safety profile and improved aesthetic outcomes of our Motiva Implants.
▪Launch Motiva Implants in additional markets outside the United States. We expect that continued geographic expansion will be a key driver of growth in the near term. In recent years, we started sales through distributors in Australia, Israel, Peru, Russia, Saudi Arabia, Taiwan, Thailand and South Korea, as well as starting direct sales in Brazil, the second largest market for breast augmentations. Expansion into China is expected as early as 2022.
▪Obtain FDA approval and enter the U.S. market. We are conducting our IDE clinical trial in the United States, with the goal of obtaining approval from the FDA for a premarket application and commercializing our Motiva Implants in the United States. All surgeries have been completed in the aesthetics cohorts. We are continuing to enroll subjects in the remaining reconstruction cohorts and plan to enroll a total of 800 patients in the study across 40 sites in the United States, Germany, and Sweden.
▪Optimize patient conversion through sales and marketing programs. We employ a multi-faceted marketing strategy that includes social media engagement, conference presence, online advertising and patient and physician education. This approach enables us to engage with and educate patients on the Motiva brand and the benefits of our products, as well as increase clinical efficiency for our physician collaborators. In the future, we expect our social media and online patient and physician education to have important strategic synergies with our designed surgeries, which are promoted globally.
▪Seek out and pursue strategic acquisitions. We intend to seek out other innovative products, services and procedures that satisfy unmet needs in the aesthetics space and complement our existing product portfolio as we believe this can be additive to future revenue growth. We have purchased distributor networks in strategic markets and may acquire other third-party sales organizations in the future. While we have no specific acquisitions or planned licensing agreements currently ongoing, we may engage in these, or other strategic transactions, with the goal of augmenting our existing product portfolio and global footprint.
▪Continue a high level of engagement with key opinion leaders. We promote Motiva Implants, in part, via an extensive and robust calendar of physician education events led by key opinion leaders in the field of aesthetic surgery. In 2020 and 2019, we conducted 126 and 244 events through our MotivaEDGE educational platform, respectively. We also collaborate actively with respected and influential key opinion leader surgeons to identify and develop new clinical applications for our existing products, as well as new product and strategic opportunities.

Our Products and Technologies
The key characteristics of our primary products are described in the table below:

Product	Motiva Implants	Motiva Flora Tissue Expander	Divina	Puregraft

Description	Soft silicone-gel filled breast implants with improved appearance, feel and safety	Breast tissue expander, used to gradually expand a patient’s breast tissue prior to the placement of a long-term breast implant	3D simulation device and proprietary tissue modeling software	Autologous graft of healthy, viable adipose (fat) cells for filling and contouring
Product Catalog	Available in more than 1,000 product variations, including four projection heights	Available in 15 different sizes, including three different heights	For use with breast surgeries	Available in three graft volumes: 50cc, 250cc, and 850cc
Key Features
▪SilkSurface/SmoothSilk shell surface

▪ProgressiveGel PLUS, ProgressiveGel Ultima, Silicone filling gels

▪Ergonomix design

▪TrueMonobloc construction

▪QInside Safety Technology RFID microtransponder

▪BluSeal shell barrier layer

▪SilkSurface/SmoothSilk shell surface

▪Anatomical design

▪Compatible with MRI and CT scans

▪Injection site located with RF technology, using the Motiva Port Locator

▪Orientation line observable on the X-Ray

▪Fixation suture tabs

▪Pre-operative 3D planning that enables patients and physicians to visualize post-surgical result and measure pre-existing breast volume to optimize implant selection

▪May increase clinical consultation efficiency

▪MotivaHybrid: fat grafting can be used in conjunction with Motiva Implants by measuring pre-existing volume of the breast and calculating the appropriate ratio between silicone implant and fat graft
▪Purifies adipose tissue through selective filtration technology ▪Self-contained purification process preserves sterility ▪MotivaHybrid: can be used in conjunction with Motiva Implants
Sales Territories	Over 80 countries outside the United States
Motiva Implants
We launched Motiva Implants commercially in October 2010, and to date we have sold approximately 1.4 million units in various countries outside the United States. Motiva Implants incorporate a number of proprietary features that we believe contribute to Motiva Implants’ favorable safety profile as well as a natural appearance and feel. Our latest generation of Motiva Implants utilize our proprietary Ergonomix design, a round base implant that responds to gravity by shifting its maximum point of projection, offering the projection of a shaped implant without the malpositioning and rotation issues frequently associated with shaped implants. Furthermore, our ProgressiveGel family of silicone gel rheologies consists of four highly purified biocompatible gels with specific visco-elastic properties that we believe enables Motiva Implants to respond to the patient’s motion in ways that more closely mimic the appearance, feel and movement of natural breast tissue. Our catalog includes over 1,000 product variations, with round, oval and anatomical shapes, two different surfaces and volumes ranging from 105cc to 1,050cc, making it a wider range of options than those offered by our major competitors.
Ergonomix2 incorporates the latest innovations, including our most advanced ultra-high purity chemistries for enhanced device mechanical properties and improved patient ergonomics. Ergonomix2 also features our patented SmoothSilk surface technology, which is the basis of Motiva Implants’ low inflammatory characteristics that have contributed to the lowest capsular contracture rates in the industry. Ergonomix2 was CE marked in December 2020, and labeled for use in both aesthetic and reconstruction procedures.
SilkSurface/SmoothSilk
The International Standard Organization, or ISO, through the new April 2018 standard (ISO 14607:2018), created a classification of implant surface textures according to roughness. This standard includes an objective way of defining the difference between smooth, micro and macro surfaces based on roughness average. The topology of SilkSurface/SmoothSilk is characterized under the smooth category, having a low roughness value of 3.09 microns with thousands of contact features per square centimeter.
Our retrospective implant data shows that Motiva Implants have a lower rate of capsular contracture and seromas when compared to available published data from competitors. We believe that these results are due in large part to the proprietary surface of our Motiva Implants. Our proprietary shell surfaces are smoother and have more regular surface features than those of our primary competitors based on several studies using methods such as scanning electron microscopy, profilometry testing and statistical parameters comparisons.
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

TrueMonobloc
Our TrueMonobloc technology, which is incorporated into all generations of Motiva Implants currently sold, combines proprietary chemistry with our proprietary manufacturing techniques to create a shell, gel and other components that are tightly bound to one another. This results in an implant that is more homogeneously elastic and resistant to separation of the gel from the shell, addressing one type of implant failure that can lead to shell ruptures and silicone leaks. This also enables Motiva Implants to be stretched and squeezed to a more significant degree, which we believe currently enables breast augmentation through incision sizes smaller than one inch, compared with the published industry norm of approximately two inches. A surgical technique that we have developed, which we call Motiva Minimally Invasive Augmentation, or Motiva MIA, utilizes our next-generation Ergonomix2 Diamond implant to take advantage of these physical properties to enable a less-invasive procedure for the patient. The implants associated with Motiva MIA received CE Mark approval in December 2020. Instruments and special accessory devices for the Motiva MIA procedure have been developed and are currently awaiting regulatory approval prior to commercialization. The following image shows that TrueMonobloc enables significant manipulation of a Motiva Implant without separation of gel from shell.
QInside Safety Technology RFID Technology
We offer the QInside Safety Technology as an optional feature in our Motiva Implants. QInside Safety Technology provides a Radio-Frequency Identification Device, or RFID, microtransponder, specially manufactured and encapsulated for implantation in the human body, that is embedded in the gel of a Motiva Implant. The microtransponder contains only a unique 15 or 16-digit code that identifies the product and does not contain any patient information. This microtransponder can be read with a simple pass from our non-invasive and inexpensive reading device, the QInside Safety Technology Reader, and the serial number corresponds with related information in our MotivaImagine database such as implant type, size and other characteristics. Patients can create a secure account, register the products and include applicable patient information either through the MotivaImagine application or our website, to access their implant information. Surgeons can access that implant-related information through our Motiva Implants website, but they can only view patient-specific information of patients that have been linked to them after the patient or the surgeon creates a secure account, registers the products and provides patient information. The MotivaImagine application and Motiva Implants website also allow the patient to access the implant warranty information. This traceability is intended to give patients comfort that any future recalls can be positively identified as applying, or not applying, to that patient’s particular implant. This addresses a key concern that often discourages women who are otherwise interested in implants from making the choice to move forward with the surgery. Motiva Implants are currently the only breast implants on the international market with QInside Safety Technology; however, we believe there is an opportunity to sell these microtransponders to other medical device companies in the space.
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
We believe that the addition of a Divina system to a clinic can facilitate an increase in the number of patients who proceed from a consultation to a surgical procedure. We intend to make 3D surgical simulation systems a key component of our sales and marketing strategy going forward.
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
In September 2016, we became the exclusive distributors, outside the United States and Canada, of the Puregraft line of products for autologous adipose tissue harvesting and redistribution. Puregraft LLC currently sells its products in the United States and Canada directly or through other distribution channels. These devices are CE Marked for sale outside the United States and Canada and hold a 510(k) clearance for sale in the United States. In August 2019, we amended our exclusive distribution agreement with Puregraft LLC to extend the term of the agreement to December 31, 2020 and update the pricing and purchase commitment volumes. In September 2020 the agreement was further amended to extend the term of the distribution agreement to December 31, 2022. This amendment also provides that the Company will no longer be the exclusive distributor of Puregraft line of products for autologous adipose tissue harvesting and redistribution in certain countries, the Company will no longer have any minimum purchase requirements, and Puregraft will now be able to repurchase a certain amount of inventory from the Company.
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
MotivaImagine Centers
We utilize our MotivaImagine Center initiative, which are collaborations with plastic surgery clinics whereby we provide them with access to our technologies and the ability to brand themselves as a MotivaImagine Center. In exchange for these services and use of the Motiva branding, each MotivaImagine Center commits to use Motiva Implants and other products in the MotivaImagine product platform. Before certifying a MotivaImagine Center, we ensure that the center offers:
▪either our Divina or AX3 3D simulator, or a third-party cloud-based visualization software that we sell in partnership with Crisalix systems;
▪access to the full suite of MotivaImagine products that complement Motiva Implants;
▪surgical staff trained by Establishment Labs in the optimal use of MotivaImagine products; and
▪branding and design elements, according to company guidelines, that are intended to create a more luxurious and reassuring experience for patients.

Since 2016, we have partnered with a number of independent clinics outside the United States that elected to become MotivaImagine Centers, and we are pursuing enrollment of additional centers as a component of our sales and marketing strategy. We intend to utilize the network of MotivaImagine Centers as a channel for other future aesthetic surgical products on our MotivaImagine platform.
Designed Surgeries
Our suite of products and technologies enables surgical techniques that we intend to develop and promote as “designed surgeries.” Our first such designed surgery, MotivaHybrid, combines 3D pre-surgical assessment of existing breast tissue volume using either our Divina system or another 3D scanning system, together with Motiva Implants and Puregraft autologous adipose tissue grafts. The MotivaHybrid method is designed to enable surgeons to optimize silicone volume using Motiva Implants and balance the ratio of silicone to tissue with additional contouring using Puregraft for more natural balanced results and improved patient satisfaction. Our second designed surgery, Motiva MinimalScar, allows surgeons to significantly reduce the size of the surgical incision. We are also developing Motiva MIA — a family of designed surgeries that we anticipate will allow breast augmentation through smaller incisions. We intend for Motiva MIA to allow breast augmentation procedures to be performed under local anesthesia rather than general anesthesia, with faster recovery times and a resulting reduction in surgical complications. In December 2020, we received a CE mark for our Motiva Ergonomix2 Diamond breast implant, which is the implant that will be used in the Motiva MIA procedure. Instruments and special accessory devices for the Motiva MIA procedure have been developed and are currently awaiting regulatory approval prior to commercialization. Based on third-party commissioned market research we believe Motiva MIA will be able to attract new customers and expand the market for breast aesthetic procedures.
Motiva Flora Tissue Expander
The Motiva Flora Tissue Expander is used in breast reconstruction surgery for temporary implantation (less than six months) to gradually expand the breast tissue prior to the placement of a long-term breast implant. After implantation, the device is periodically filled with saline solution via an injection port to increase its volume in order to stretch the skin and create a pocket for breast implant placement. The injection port is dome-shaped and includes a radiofrequency identification (RFID) coil, which can be accurately located utilizing the port locator. The Motiva Flora Tissue Expander is the only tissue expander with an integrated RFID port with no magnets, allowing for use of the expander safely alongside MRI scanning. The Motiva Flora received CE Mark in June 2020 and has been registered in 29 countries. Motiva Flora includes the SmoothSilk surface. Our catalog includes 15 variations, including three different heights, and a range of volumes from 260 to 995 cc.
The breast reconstruction market is expected to grow and reach approximately $600 million by 2025 at a compound annual growth rate of approximately 7% according to Markets and Markets’ Breast Reconstruction Market - Global Forecast to 2025 report of May 2020 due to a combination of increasing incidences of breast cancer and rising awareness.
Motiva MIA System for Minimally Invasive Augmentation
We are also developing Motiva MIA — a procedure designed to allow breast augmentation to be performed under local anesthesia rather than general anesthesia, through smaller incisions, with faster recovery times and a resulting reduction in surgical complications. The Motiva MIA system includes the Ergonomix2 Diamond implant, which received CE mark in December 2020, and its proprietary tools, including the Motiva MIA Inflatable Balloon and the Motiva MIA Injector. We received registration in Costa Rica and a Free Sale Certificate, or FSC, for the Motiva MIA devices and we are submitting for regulatory approvals worldwide. Based on third-party commissioned market research, we believe Motiva MIA will be able to attract new customers and expand the market for breast aesthetic procedures.

Our Clinical Data
10-Year Safety Postmarket Surveillance Data
Dating from the commercial launch of Motiva Implants in October 2010 through December 2020, we have sold approximately 1.4 million breast implants in various countries outside the United States and Canada. We maintain a Quality Management System database to log all complaints received from patients or physicians. From October 2010 through December 2020, a total of 1,492 complaints have been reported, investigated and processed, representing approximately 0.1% of the total Motiva Implants sold through December 2020. There were no reported cases of late seroma, double capsule formation or anaplastic large-cell lymphoma, or ALCL, in this data set, and there were 14 cases of early seroma. The table below shows the rates of rupture, capsular contracture and reoperation for adverse events of our Motiva Implants from the data gathered through December 2020. In contrast to the above competitor data, our data is self-reported rather than collected at mandatory follow-ups and was generated solely for our post-market surveillance instead of in connection with a FDA PMA study. All of these patients were located outside the United States.

Motiva Implants
Number of Implants Sold	N= 1,395,668 Implants(1)
Rupture	< 0.1%
Capsular Contracture	< 0.1%
Reoperation for Adverse Events	< 0.1%
Reoperation (All Causes)	N/A(2)

(1) Data is internally tracked on an individual implant basis rather than by patient.
(2) Complaint database does not capture reoperations for reasons not related to safety.
Independent Clinical Experience
An independent study by Sforza et al., published in the peer-reviewed Aesthetic Surgery Journal in 2017, conducted at a single center, the Hospital Group Ltd.’s Dolan Park Clinic, or Dolan Park, in Bromsgrove, England, between April 2013 and April 2016, reported 5,813 consecutive cases of breast augmentation with Motiva Implants. This independent study was commissioned by Dolan Park’s medical director, Dr. Sforza, who is also a member of our medical advisory board and receives compensation from us in such capacity. The study, conducted by a group of 16 plastic surgeons at Dolan Park, reported overall rates of complication and reoperation of 0.76% over an interval of three years. Beginning in March of 2014, we started supplying our products to Dolan Park under a series of long-term supply agreements with Dolan Park’s affiliated companies. The last supply agreement expired in July of 2019. There were no serious adverse events and no cases of implant rupture for device failure, capsular contracture (Baker III/IV) in primary cases, double capsules, or late seromas. The authors presented consistent real-world data and believe that their free, three-year aftercare system is a strong method for patient retention and follow-up by eliminating any financial limitations for patients to return for follow-up consultations if any issues occur. Anecdotally, the same group of surgeons utilizing the same aftercare system for the last seven years reported substantially different results utilizing other types of silicone breast implants (i.e., non-Motiva Implants). The overall revision rate for this group from 2010 to 2013 utilizing a different, macro-textured, FDA approved implant (N > 10,000) was 8.43%, which is more than 10 times higher than the rate for Motiva Implants reported in this analysis.
(1)  Names of FDA approved competitors have not been published.
Study to Support a PMA
We have started conducting a prospective IDE clinical trial in the United States on our Motiva Round and Motiva Ergonomix Round product families. Our IDE request was approved by the FDA on March 20, 2018 to perform a single open-label, multi-center trial, with follow-up visits available at the time of filing. We will continue to monitor patients for ten years post-implantation. The primary endpoints of the trial will be safety, effectiveness and patient satisfaction. In general, our trial design and patient enrollment are consistent with prior PMA studies conducted by Allergan, Mentor, and Sientra. In August 2019, we announced that we were implementing a bifurcated regulatory strategy in the United States, which is designed to allow us to initiate the rolling submission of data to the FDA from the primary augmentation and revision augmentation cohorts, and then subsequently supplement our PMA with data from the reconstruction cohorts. All the surgeries had been completed in the aesthetics cohorts, which include primary augmentation and revision augmentation, with a total of 450 and 100 subjects, respectively. We are continuing to enroll subjects in the remaining reconstruction cohorts and plan to enroll a total of 800 patients in the study across 40 sites in the United States, Germany, and Sweden.
Sales and Marketing
We primarily derive revenue from sales of our Motiva implants from two types of customers: (1) medical distributors and (2) direct sales to physicians, hospitals, and clinics. Our products are commercially available in more than 80 countries through exclusive distributors, except in Brazil and several European countries where we sell through our direct sales force. As of December 31, 2020, our sales organization included 88 employees and contractors. All of these sales personnel are supported through a suite of tools, including marketing and training materials, mobile smartphone applications, and access to a robust schedule of physician education events. We also pay significant attention to helping our distributors maintain positive relationships with surgeons and clinics in their respective regions, and to positioning our product in the marketplace as a premium product with consequent premium pricing.
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
We have assembled a broad portfolio of intellectual property related to our medical device and aesthetics products. We believe this intellectual property, combined with proprietary manufacturing processes and the regulatory approvals we have successfully obtained outside of the United States, provides us with a strong market position. As of December 31, 2020, we own or have rights to ten issued, five allowed and 12 pending patents in the United States related to various aspects of our Motiva implants (such as implant barrier layers, surface texture technology, minimally invasive implant delivery systems, and our QInside Safety Technology radio frequency identification devices). In addition, we own or have rights to four issued, two allowed and 56 pending foreign applications and six pending Patent Cooperation Treaty, or PCT, applications. Our owned and licensed patents are expected to expire at various times between February 2025 and April 2037. Our owned and licensed pending applications, if granted, likely would expire between September 2033 and October 2039.
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
Research and Development
Our goal is to continue to improve the existing products on our MotivaImagine platform, as well as develop new products and new surgical techniques. We have a highly experienced team and deep customer and key opinion leader relationships. We also have sophisticated internal prototyping and testing equipment. These allow us to invent, develop, test, and commercialize products with in-house resources. As a result, we have introduced five distinct generations of Motiva Implant product since October 2010, with innovative features added to each successive generation. Further, our efforts included work on both a tissue expander for reconstruction, for which we received a CE Mark in June 2020 and our next generation Ergonomix2 Diamond implant for minimally invasive procedures, for which we received a CE Mark in December 2020.
We have and will continue to work with several institutions in our effort to advance implant technology, and generate additional scientific data to support the improved safety outcomes associated with our products, including:
▪Massachusetts Institute of Technology
▪Medical University of Innsbruck

▪Plastic and Reconstructive Research Center at the University of Manchester
▪Center for Biofilm Engineering of Montana State University
▪The Chair of Plastic Surgery at the School of Medicine and Psychology of Sapienza University of Rome
▪Microscopic Structure Research Center of the University of Costa Rica
We have incurred, and expect to continue to incur, significant research and development expenses. Our research and development expenses decreased $1.2 million, or 8.0%, to $13.8 million for the year ended December 31, 2020, compared to $15.0 million for the year ended December 31, 2019. The decrease in R&D expenses was primarily driven by COVID-19 related delayed clinical trial enrollment within the reconstruction cohorts and the Company's efforts to cut costs given the uncertain impact of the global COVID-19 pandemic on revenue. Our research and development expenses consist of costs associated with our clinical and post-approval studies, regulatory activity and product development, including the development of Motiva Implants and other current and future aesthetic and reconstruction surgical devices on the MotivaImagine platform.
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
We continue to look for ways to improve manufacturing processes and facility organization to increase capacity in these two current facilities. We completed an internal assessment and identified the potential additional manufacturing capacity of approximately 200,000 implants per year. This increased capacity can be added in stages over 18 months with efficiencies in our process flow and the purchase of additional equipment for approximately $0.6 million.
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
We are also subject to periodic inspections and audits by various international regulatory and notified bodies, and we believe our past performance in these audits reflects the strength of our quality system and manufacturing controls. We consider this to be a key element of our risk management and business continuity strategies and a competitive advantage as we have full control of the product lifecycle. Our in-house manufacturing team includes over 330 employees, all of whom undergo well defined training programs throughout their period of employment. We believe our manufacturing experience, know-how, and process-related trade secrets are also a competitive advantage.
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
Process
We produce our shell surfaces using a novel 3D negative imprinting molding technique that allows much more precise control over feature size, a uniform distribution of features on the surface, no particles creation, and less unit-to-unit variation. Our primary competitors utilize the “salt-loss” technique or “polyurethane foam imprint” technique. The “salt-loss” technique blows crystals of salt or sugar onto the uncured silicone shell in order to produce surface texture and the “polyurethane foam imprint” technique uses a foreign material to press against the last uncured silicone layer to produce surface features. We believe our 3D negative imprinting technique is more efficient and consistent than the techniques used by our competitors because the application of our advanced smooth surface is integrated with the molding process, rather than requiring a separate, subsequent process.
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
We believe the primary competitive factors in our current and future markets include:
▪safety and outcomes data generated in clinical studies;
▪regulatory approvals;
▪technological characteristics of products;
▪complementary platforms of non-implant products, such as facial fillers and fat grafting technologies;
▪product price;
▪customer service; and
▪support by key opinion leaders.
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
As participants in national and state health care programs, we may be subject to numerous national and state antifraud and abuse laws in various countries. Many of these antifraud laws are broad in scope, and neither the courts nor government agencies have extensively interpreted these laws. Prohibitions under some of these laws include:
▪the submission of false claims or false information to government programs;
▪deceptive or fraudulent conduct;
▪excessive or unnecessary services or services at excessive prices; and
▪prohibitions in defrauding private sector health insurers.
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
Anti-Kickback Statute
The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal health care program, such as the Medicare and Medicaid programs. The term “remuneration” is not defined in the federal Anti-Kickback Statute and has been broadly interpreted to include anything of value, including for example, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payment, ownership interests and providing anything at less than its fair market value. The Anti-Kickback Statute has been interpreted to cover any arrangement where one purpose of the remuneration was to obtain money for the referral of services or to induce further referrals. The reach of the federal Anti-Kickback Statute was also broadened by the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act, or PPACA, which, among other things, amended the intent requirement of the federal Anti-Kickback Statute and certain criminal health care fraud statutes. Pursuant to the statutory amendment, a person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, PPACA provides that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act or the civil monetary penalties statute, which imposes penalties against any person who is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.
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
As of May 2020, medical device products that are marketed in the European Union must comply with the requirements of the Medical Device Regulation, or the MDR. The MDR will essentially operate in the same way as the Medical Device Directive (described below) to ensure a harmonized approach in the European Union to ensuring the safety and performance of medical devices, and failure to comply with the MDR could affect our ability to market and sell our products in the European Union member states.
Prior to May 2020, medical device products that were marketed in the European Union were required to comply with the requirements of Medical Device Directive, or the MDD, as implemented in the national legislation of the European Union member states. The MDD, as implemented, provided for a regulatory regime with respect to the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices to ensure that medical devices marketed in the European Union are safe and effective for their intended uses. Medical devices that complied with the MDD, as implemented, are entitled to bear a Conformité Européenne, or CE, marking evidencing such compliance and may be marketed in the European Union. Failure to comply with these domestic and international regulatory requirements could affect our ability to market and sell our products in these countries.
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
Some provisions of the PPACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the PPACA, as well as recent efforts to repeal or replace certain aspects of the PPACA. While Congress has not passed comprehensive repeal legislation, we expect there will be additional challenges and amendments to the PPACA in the future. Together with ongoing statutory and budgetary policy developments at a federal level, this health care reform legislation could include changes in Medicare and Medicaid payment policies and other health care delivery administrative reforms that could potentially negatively impact the business of our clients. Third-party payers and government entities increasingly continue to challenge the prices of medical devices. Further, the trend toward managed health care in the U.S., the growth of organizations such as HMOs and MCOs, and legislative and regulatory proposals to reform health care and government insurance programs create uncertainties regarding the future levels of coverage and reimbursement for medical devices.
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
Employees
As of December 31, 2020, we had 521 employees. None of our employees are represented by a labor union or covered by collective bargaining agreements except for employees in Brazil.
Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of share-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.
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
Summary Risk Factors
Our business is subject to numerous risks and uncertainties that you should consider before investing in our company, as fully described below. The principal factors and uncertainties that make investing in our company risky include, among others:

•The COVID-19 pandemic has, and may for the foreseeable future, materially and adversely affected our business and our financial results.
•There is no guarantee that the FDA or non-U.S. regulatory agencies will grant approval for our current or future products, and failure to obtain regulatory approvals in the United States and other international jurisdictions, or revocation of approvals in those jurisdictions, will prevent us from marketing our products.
•Even if clinical trials demonstrate acceptable safety and efficacy for Motiva Implants in some patient populations, the FDA or similar regulatory authorities outside the United States may not approve the marketing of Motiva Implants or may approve it with restrictions on the label, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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
•Any disruption at our existing facilities could adversely affect our business and operating results.
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
•Recent news coverage has called into question the long-term safety of breast implants and reports of breast implant-associated anaplastic large cell lymphoma (BIA-ALCL) linked to our competitors’ products which have led to regulatory actions regarding macrotextured devices in several countries and the worldwide recall of one of our competitor’s macrotextured implants and tissue expanders. These events may lead to a reduction in the demand for silicone breast implants and could adversely affect our business.
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
We may also experience other unknown adverse impacts from the COVID-19 pandemic that cannot be predicted. For example, hospitals and other facilities at which we sell our products may renegotiate their purchase prices, including as a result of, or the perception that they may be suffering, financial difficulty as a result of the pandemic. Similarly, facilities at which we seek to sell our products in the future may require price reductions relative to the price at which we previously expected to sell our products. Reduction in the prices at which we sell products to existing customers may have a material and adverse effect on our future financial results and reductions in the prices at which we expected to sell products would have a material and adverse effect on our expectations for revenue growth.
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
Risks Related to the Development and Commercialization of Our Products
We expect to incur losses for the foreseeable future, and our ability to achieve and maintain profitability depends on the commercial success of our Motiva Implants, which accounted for approximately 98% and 94% of our revenues for the years ended December 31, 2020 and 2019, respectively, and we expect our revenues to continue to be driven primarily by sales of these products.
We have incurred losses to date and expect to continue to incur losses for the foreseeable future. Sales of our Motiva Implants accounted for approximately 98% and 94% of our revenues for the years ended December 31, 2020 and December 31, 2019, respectively, and we expect our revenues to continue to be driven primarily by sales of these products. In order to achieve and sustain profitability, our revenues from these products will need to grow beyond the levels we have achieved in the past. If physicians and/or patients do not perceive our products to be competitive in features and safety when compared to other products in the market, or if demand for our Motiva Implants or for breast implants in general decreases, we may fail to achieve sales levels that provide for future profitability.
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
If we, or any future collaboration partner are required to conduct additional clinical trials or other testing of Motiva Implants or any planned products, those clinical studies or other testing may not be successfully completed. Additionally, if the results of these studies or tests are not positive, or if they raise safety concerns, we may:
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
Although we launched Motiva Implants commercially in October 2010 and have sold approximately 1.4 million units to date in various countries outside the United States, we do not have as much post-market surveillance data as our competitors and may not have clearly identified all possible or actual risks of our products. Furthermore, if our clinical trials do not produce patient data that compares favorably with breast implants that are already on the market, physicians and patients may opt to not use our products, and our business would suffer.
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
An important part of our sales process includes educating plastic surgeons about the benefits and advantages of our Motiva Implants and MotivaImagine products as well as training them on the safe and appropriate use of our products. As part of our effort to educate and train plastic surgeons through our MotivaEDGE educational platform, we completed 126 and 244 medical training sessions worldwide during 2020 and 2019, respectively. If we are unable to train potential new plastic surgeon customers at these medical training sessions, we may be unable to achieve our expected growth. Although since the outbreak of the global COVID-19 pandemic we have offered virtual training sessions through our MotivaEDGE platform, the limited ability to train surgeons in-person may harm our ability to properly train surgeons on our products.
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
In recent years, we have incurred significant costs in connection with the development of Motiva Implants, the MotivaImagine platform, including the Divina 3D simulation system, and other products and services. We expect our research and development expenses to increase significantly in 2021 and beyond, as we continue with our IDE clinical trial in the United States. We will also incur significant expenses to expand our sales and marketing organization to support sales of Motiva Implants, including but not limited to a direct sales force in Brazil and several European countries, as well as MotivaImagine products outside the United States and Canada.
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
Our success in implementing our business strategy depends largely on the skills, experience and performance of members of our executive management team and other key employees, including Juan José Chacón Quirós, our Chief Executive Officer, Salvador Dada, our Chief Operating Officer, Roberto de Mezerville, our Chief Technology Officer and Renee M. Gaeta, our Chief Financial Officer. The collective efforts of each of these persons, and others working with them as a team, are critical as we continue to develop our tests and technologies and pursue our research and development and sales programs. As a result of the difficulty in locating qualified new management and other key employees, the loss or incapacity of existing members of our executive management team could adversely affect our operations. If we were to lose one or more key employees, we could experience difficulties in finding qualified successors, competing effectively, developing our technologies and implementing our business strategy. We do not have “key person” life insurance on our senior executives, and the loss of any of the key team members would have a negative impact to our business and financial results. In addition, the job market in Costa Rica and other locations in which we operate has recently become more competitive and we are competing for talent with major multinational corporations which have significantly more resources than us, and we may find new difficulties in retaining our most talented employees.
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

There are a number of state, federal and international laws protecting the privacy and security of health information and personal data. As part of the American Recovery and Reinvestment Act 2009, or ARRA, Congress amended the privacy and security provisions of the Health Insurance Portability and Accountability Act, or HIPAA. HIPAA imposes limitations on the use and disclosure of an individual’s protected health information by certain health care providers, health care clearinghouses, and health insurance plans, collectively referred to as covered entities, that involve the creation, use, maintenance or disclosure of protected health information. The HIPAA amendments also impose compliance obligations and corresponding penalties for non-compliance on individuals and entities that provide services to health care providers and other covered entities, collectively referred to as business associates. Most recently, on December 10, 2020, HHS issued a Notice of Proposed Rulemaking, which if finalized, would make changes to some of HIPAA’s regulatory requirements, which would impact us, to the extent we are a business associate. ARRA also made significant increases in the penalties for improper use or disclosure of an individual’s protected health information under HIPAA and extended enforcement authority to state attorneys general. The amendments also create notification requirements for individuals whose protected health information has been inappropriately accessed or disclosed, notification requirements to federal regulators and in some cases, notification to local and national media. Notification is not required under HIPAA if the health information that is improperly used or disclosed is deemed secured in accordance with encryption or other standards developed by the U.S. Department of Health and Human Services, or HHS. Most states have laws requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the protected health information protected by HIPAA. Many state laws impose significant data security requirements, such as encryption or mandatory contractual terms to ensure ongoing protection of personal information.
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
We are in the process of obtaining cyber liability insurance; however, there is the risk that the limits we obtain may not cover the total loss experienced in the event of a data security incident, including the financial loss, legal costs, and business and reputational harm, particularly if there is an interruption to our systems. Additionally, there is the risk of a data privacy or security incident by an employee, which may expose us to liability. If personal information of our customers or employees is misappropriated, our reputation with our customers and employees may be injured resulting in loss of business and/or morale, and we may incur costs to remediate possible injury to our customers and employees or be required to pay fines or take other action with respect to judicial or regulatory actions arising out of such incidents.

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
We currently purchase components for the Divina scanners and QInside Safety Technology microtransponders under purchase orders and do not have long-term contracts with most of the suppliers of the materials included in these products. We rely on Avantor, Inc., formerly known as NuSil Technology, LLC, or NuSil, as the sole supplier of medical-grade silicone used in our Motiva Implants as well as other products that we manufacture under contract to other customers. See the risk factor below titled “We rely on a single-source, third-party supplier for medical-grade silicone, which is the primary raw material used in these products. If this supplier were to increase prices for these raw materials over time or experience interruptions in their ability to supply us with this raw material, our business, financial condition and results of operations could be adversely affected.” In addition the suppliers of certain packaging components and the surgical tools that we sell with Motiva Implants, including the cannulas, retractors, and insertion sleeves, are all purchased by us from single-source suppliers.
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
As of December 31, 2020, we had 521 employees. Unless it is necessary for us to continue to make reductions to our workforce as a cost management strategy due to the impact of the global COVID-19 pandemic on our business, over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, principally in the areas of manufacturing, regulatory affairs, clinical and sales and marketing, and particularly as we prepare our operations in the anticipation of obtaining approval from the FDA to commercialize our Motiva Implants in the United States. We also intend to continue to improve our operational, financial and management controls, reporting systems and procedures, which may require additional personnel. Such growth could place a strain on our administrative and operational infrastructure, and/or our managerial abilities, and we may not be able to make improvements to our management information and control systems in an efficient or timely manner. We may discover deficiencies in existing systems and controls.
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
We present our results of operations in U.S. dollars, which is our reporting currency. However, as of December 31, 2020, the majority of our revenues are denominated in currencies other than the U.S. dollar - primarily the British pound, the euro, and the Brazilian real. As of December 31, 2020, the majority of our expenses are denominated in U.S. dollars or in Costa Rican colones, which are linked to the U.S. dollar. In the future, we expect to have significant revenues and expenses denominated in these non-U.S. currencies. As such, unfavorable fluctuations in currency exchange rates could have an adverse effect on our results of operations.
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
Exposure to United Kingdom political developments, including the outcome of its withdrawal from membership in the European Union, could be costly and difficult to comply with and could seriously harm our business.
In June 2016, a referendum was held in the U.K. which resulted in a majority voting in favor of the U.K. withdrawing from the E.U. (commonly referred to as "Brexit"). Pursuant to legislation approved by the U.K. Parliament and the E.U. Parliament in January 2020, the U.K. withdrew from the E.U. with effect from 11 p.m. (GMT) on January 31, 2020 on the terms of a withdrawal agreement agreed between the U.K. and the E.U. in October 2019. On December 24, 2020, the U.K. and E.U. agreed to a trade deal, or the Trade and Cooperation Agreement, which was ratified by the U.K. on December 30, 2020. The Trade and Cooperation Agreement is subject to formal approval by the European Parliament and the Council of the European Union before it comes into effect and has been applied provisionally since January 1, 2021. There are still a number of areas of uncertainty in connection with the future of the U.K. and its relationship with the E.U. and the application and interpretation of the Trade and Cooperation Agreement, and Brexit related matters may take several years to be clarified and resolved. For example, because a significant proportion of the regulatory framework in the U.K. is currently derived from E.U. directives and regulations, Brexit could result in material changes to the regulatory regime applicable to many of our current operations. Although the Trade and Cooperation Agreement offers U.K. and E.U. companies preferential access to each other’s markets, ensuring imported goods will be free of tariffs and quotas, economic relations between the U.K. and the E.U. will now be on more restricted terms than existed previously. Therefore, at this time, we cannot predict the impact that the Trade and Cooperation Agreement and any future agreements contemplated under the terms of the Trade and Cooperation Agreement will have on our on our future business efforts to commercialize our products in the U.K. and E.U. Accordingly, it is possible that new terms of the Trade and Cooperation Agreement may adversely affect our operations and financial results. We are currently in the process of evaluating our own risks and uncertainties to ascertain what financial, trade, regulatory and legal implications the Trade and Cooperation Agreement could have on our operations in the U.K. and otherwise. Finally, uncertainty surrounding Brexit has contributed to recent fluctuations in the U.K. economy as a whole which could experience future disruptions. As a result, Brexit could cause financial and capital markets within and outside the U.K. or the E.U. to constrict, thereby negatively impacting our ability to finance our U. K. operations which could also have an adverse effect on our results of operations and financial condition.
These developments, or the perception that any of them could occur, may adversely affect European and worldwide economic and market conditions, significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets and could contribute to instability in global financial and foreign exchange markets, including increased volatility in interest rates and foreign exchange rates. The potential impacts could adversely impact other global economies, and in particular, the European economy, a region which accounted for approximately 44% and 40% of our total revenues for the year ended December 31, 2020 and 2019, respectively. In the first quarter of 2019, we completed the migration of our CE Mark certificates, originally issued by BSI UK Notified Body, to BSI Group The Netherlands B.V., which is a European Notified Body designated in The Netherlands. We continue to actively monitor the ongoing potential impacts of Brexit and will seek to minimize its impact on our business through review of our existing regulatory requirements, contractual arrangements and obligations, particularly in the European region. Any of these effects of Brexit, among others, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows.
Almost one year after it was introduced to the House of Commons, the Medical Devices Bill was granted Royal Assent on February 11, 2021, becoming law as the Medicines and Medical Devices Act 2021. The purpose of the Act is to create a structure for the UK Government to legislate for updates or amendments to the existing laws on human and veterinary medicine, clinical trials, and medical devices. We will need to comply with the Act on a going forward basis.
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
We have incurred net operating losses since our inception, and we continue to incur significant research and development and general and administrative expenses related to our operations. We do not expect to be profitable in 2020, and in future years we expect to incur significant research and development expenses related to, among other things, the IDE clinical study of Motiva Implants in the United States. Investment in medical device product development, particularly clinical studies, is highly speculative. It entails substantial upfront capital expenditures and significant risk that any potential planned product will fail to demonstrate adequate accuracy or clinical utility. We may not be profitable for some time. As of December 31, 2020, we had an accumulated deficit of $165.2 million.
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
Women with breast implants have reported higher rates, as compared to the general population, of BIA-ALCL, an uncommon type of cancer affecting cells of the immune system. In January 2011, the FDA indicated that there was a possible association between certain saline and silicone gel-filled breast implants and higher rates of BIA-ALCL, with the causal links neither yet understood nor confirmed. In March 2015, France’s National Cancer Institute, or NCI, noted that there is a clearly established link between ALCL and certain breast implants, which is referred to as breast implant-associated ALCL, or BIA-ALCL. The NCI noted in that report that most of the reported cases occurred in women with textured implants.
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
In August 2020, FDA updated its analysis of medical device reports of breast implant illness and breast implant associated lymphoma. In this update, the FDA updated the table on the agency’s BIA-ALCL webpage to include a total of 733 unique cases and 36 patient deaths globally, which reflect an increase of 160 new cases and 3 deaths since the early-July, 2019 update.
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
Patent litigation is prevalent in the medical device and diagnostic sectors. Our commercial success depends in part upon our ability and that of our distributors, contract manufacturers, and suppliers to manufacture, market and sell our planned products, and to use our proprietary technologies without infringing, misappropriating or otherwise violating the proprietary rights or intellectual property of third parties. We may become party to, or be threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology. Third parties may assert infringement claims against us based on existing or future intellectual property rights. If we are found to infringe a third-party’s intellectual property rights, we could be required to obtain a license from such third-party to continue developing and marketing our products and technology. We may also elect to enter into such a license in order to settle pending or threatened litigation. However, we may not be able to obtain any required license on commercially reasonable terms, or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us and could require us to pay significant royalties and other fees. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages. A finding of infringement could prevent us from commercializing our planned products in commercially important territories, or force us to cease some of our business operations, which could harm our business. Many of our employees were previously employed at, and many of our current advisors and consultants are employed by, universities or other biotechnology, medical device or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees, advisors and consultants do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we, or these employees, have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer. These and other claims that we have misappropriated the confidential information or trade secrets of third parties can have a similar negative impact on our business to the infringement claims discussed above.
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
•the federal civil and criminal false claims and civil monetary penalties laws, including beneficiary inducement laws, and the federal False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, false claims, or knowingly using false statements, to obtain payment from the federal government;
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
It is possible that some of our business practices could be subject to challenge by one or more of these laws. These laws are often open to a variety of interpretations by the regulatory authorities that enforce them, in addition to courts. This makes it difficult to anticipate all potential challenges to our business practices and increases the potential risk that we may be found to be in violation of one of these laws. The enforcement of these laws may include investigations, prosecutions, convictions, monetary settlements, exclusion from participation in Medicare, Medicaid and other federal healthcare programs, individual imprisonment, additional reporting, and government oversight. If we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws and the curtailment or restructuring of our operations. Often, to avoid the threat of treble damages and penalties under the False Claims Act, which in 2020 were $11,665 to $23,331 per false claim, companies will resolve allegations in a settlement without admitting liability to avoid the potential treble damages. Any such settlement could materially affect our business, financial operations, and reputation. Further, any such penalties or curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal, state or international privacy, security and fraud laws may prove costly.
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
Some provisions of the PPACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the PPACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the PPACA. Furthermore, the Tax Cuts and Jobs Act passed in December of 2017 included a provision that would repeal one of the primary pillars of the law, the PPACA’s individual mandate penalty that essentially assessed a monetary penalty or fine on certain individuals who fail to maintain qualifying health coverage for all or part of a year. Congress may consider other legislation to repeal or replace elements of the PPACA on a provision-by-provision basis. We cannot assure you that the PPACA, as currently enacted or as amended in the future, will not adversely affect our business and financial results and we cannot predict how future federal or state legislative or administrative changes relating to health care reform will affect our business. Most recently, under President Biden, the Department of Justice dropped support of two Supreme Court cases challenging PPACA in addition to a case before the U.S. Court of Appeals for the Fifth Circuit. On January 28, 2021, President Biden signed an executive orders to expand access to PPACA coverage, stating that it is the “policy” of the Biden administration to protect and strengthen the PPACA and directing agencies to consider suspending, revising, or rescinding actions related to President Trump’s executive orders that are inconsistent with this policy position. However, other legislators continue efforts to repeal and replace other elements of the PPACA. While the ultimate outcome of PPACA is not yet known, any changes that result in price controls reduce access to and reimbursement for care or add additional regulations may have an adverse effect on our financial condition and results of operations.

We cannot predict the impact that such actions against the PPACA or other health care reform under the Biden administration will have on our business, and there is uncertainty as to what healthcare programs and regulations may be implemented or changed at the federal and/or state level in the United States, or the effect of any future legislation or regulation. However, it is possible that such initiatives could have an adverse effect on our ability to obtain approval and/or successfully commercialize products in the United States in the future. For example, any changes that reduce, or impede the ability to obtain, reimbursement for the type of products we intend to commercialize in the United States (or our products more specifically, if approved) or reduce medical procedure volumes could adversely affect our business plan to introduce our products in the United States.

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
•the impact of the COVID-19 pandemic;
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
The actions we have taken are subject to continued review, supported by confirmation and testing by management as well as audit committee oversight. While we have implemented a plan to remediate this material weakness, we cannot assure you that we will be able to remediate it, which could impair our ability to accurately and timely report our consolidated financial position, results of operations, or cash flows. Our failure to remediate the material weakness identified above or the identification and remediation of additional material weaknesses in the future could adversely affect our ability to report financial information, including our filing of quarterly or annual reports with the SEC on a timely and accurate basis. Moreover, our failure to remediate the material weakness identified above or the identification of additional material weaknesses could prohibit us from producing timely and accurate consolidated financial statements, which may adversely affect our share price and we may be unable to maintain compliance with Nasdaq listing requirements.
We continue to incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.
As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, the other rules and regulations of the Securities and Exchange Commission, or SEC, and the rules and regulations of Nasdaq. The expenses that are required in order to adequately prepare for being a public company are material, and compliance with the various reporting and other requirements applicable to public companies require considerable time and attention of management. For example, the Sarbanes-Oxley Act and the rules of the SEC and national securities exchanges have imposed various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls. Our management and other personnel devote a substantial amount of time to these compliance initiatives. These rules and regulations continue to increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits on coverage or incur substantial costs to maintain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified personnel to serve on our Board of Directors, our board committees, or as executive officers.
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
As of December 31, 2020, our executive officers, directors and shareholders who own more than 5% of our outstanding common shares, in the aggregate, assuming the exercise of all options held by such persons, beneficially owned shares representing approximately 56.9% of our common shares. As a result, if these shareholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our shareholders for approval, as well as our management and affairs. For example, these shareholders, if they choose to act together, will control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other shareholders may desire.
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
Certain of our executive officers are parties to employment agreements that contain change in control and severance provisions providing for aggregate cash payments of up to approximately $2.5 million for severance and other benefits and acceleration of vesting of share options in the event of a termination of employment in connection with a change in control of our company. The accelerated vesting of options could result in dilution to our existing shareholders and harm the market price of our common shares. The payment of these severance benefits could harm our financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with our company.
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
General Risk Factors
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our principal executive offices are located in Alajuela, Costa Rica, where we occupy 34,750 square feet of office, laboratory and manufacturing space under a lease that expires in 2023. In order to increase our manufacturing capacity, we have constructed a new manufacturing facility of approximately 27,000 square feet, which began shipping manufactured product in March 2017. We exercised the option to purchase this manufacturing facility in June 2019. We also have office and warehouse space in Wommelgem, Belgium; Sao Paulo and Rio de Janiero, Brazil; Stockholm, Sweden; Barcelona and Madrid, Spain; Rome, Italy; Miami, Florida; London, England; Haar, Germany, Cavaillon, France and Buenos Aires, Argentina pursuant to a variety of leases that expire in 2021 through 2028.
ITEM 3. LEGAL PROCEEDINGS
We are currently not a party to any material legal proceedings, but from time-to-time may become involved in legal proceedings arising in the ordinary course of our business activities.
ITEM 4. MINE SAFETY DISCLOSURES
None.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common shares have been traded on the Nasdaq Capital Market under the symbol “ESTA” since our initial public offering on July 23, 2018. Prior to this time, there was no public market for our common shares.
Holders
There were 35 shareholders of record of our common shares as of at March 11, 2021. Certain shares are held in “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
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
•In September 2020, we issued 33,334 common shares to Femiline AB as contingent consideration for a milestone achieved related to our acquisition of certain assets from Femiline AB.
Dividends
We have not paid any cash dividends on our common shares since inception and do not anticipate paying cash dividends in the foreseeable future.
Securities Authorized for Issuance under Equity Compensation Plans
Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10‑K.
Purchases of Equity Securities by the Issuer or Affiliated Purchasers
There were no repurchases of shares of common shares made during the three months ended December 31, 2020.

ITEM 6. SELECTED FINANCIAL DATA
As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the sections contained in this Form 10-K entitled Item 1A. “Risk Factors”; Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and Item 7A. “Quantitative and Qualitative Disclosure about Market Risk”. See “Special Note Regarding Forward-Looking Statements” below.
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
•our ability to protect our intellectual property, including unpatented trade secrets, and to operate without infringing or misappropriating the proprietary rights of others; and
•general economic and business conditions, in both domestic and international markets.
These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements included in this report.
Overview
Our line of silicone gel-filled breast implants, branded as Motiva Implants, is the centerpiece of our MotivaImagine medical technology platform. Our post-market surveillance data (which was not generated in connection with a United States Food and Drug Administration, or FDA, pre-market approval, or PMA, study, but was self collected rather than collected at mandatory follow-ups) and published third-party data indicates that Motiva Implants show low rates of adverse events (including rupture, capsular contracture, and safety related reoperations) that we believe compare favorably with those of our competitors. We believe the proprietary technologies that differentiate our Motiva Implants enable improved safety and aesthetic outcomes and drive our revenue growth. Our MotivaImagine platform enables surgical techniques that we promote as Motiva designed surgeries. We have developed other complementary products and services on our MotivaImagine platform, which are aimed at further enhancing patient outcomes.
We have devoted a majority of our resources since inception to developing our Motiva Implants, which we began selling in October 2010. We have incurred net losses in each year since inception, and we have financed our operations primarily through equity financings and debt financings.
Our revenue for the years ended December 31, 2020 and 2019 was $84.7 million and $89.6 million, respectively, a decrease of $4.9 million, or 5.5%. Net losses were $38.1 million for the year ended December 31, 2020 as compared to $38.2 million for the year ended December 31, 2019. As of December 31, 2020 we had an accumulated deficit of $165.2 million.
Our cash balance as of December 31, 2020 was $84.5 million.
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

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus, or COVID-19, as a pandemic which has spread globally, including locations where the Company does business. This outbreak caused a material disruption of the operations of the Company and its suppliers and customers in fiscal 2020 and resulted in delayed clinical trial enrollment within the reconstruction cohorts. However, the impact from the COVID-19 outbreak has not had a material effect on the Company’s liquidity or financial position. The full extent of any future impact of the continuing outbreak, related business and travel restrictions and changes to behavior intended to reduce its spread are uncertain and continues to evolve globally. Management continues to monitor the impact that the COVID-19 pandemic is having on the Company, the breast aesthetics and reconstruction market and the economies in which the Company operates. The Company anticipates that its future results of operations, including the results for 2021 could be materially impacted by the COVID-19 outbreak. However, given the speed and frequency of continuously evolving developments with respect to this pandemic, the Company cannot reasonably estimate the magnitude of the potential impact to the results of its operations. To the extent that the Company’s customers continue to be materially and adversely impacted by the COVID-19 outbreak, this could materially interrupt the Company’s business operations.
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
We commenced sales of our Motiva Implants in October 2010 and these products have historically accounted for the majority of our revenues. Sales of our Motiva breast implants accounted for over 98% of our revenues for the year ended December 31, 2020, and we expect our revenues to continue to be driven primarily by sales of these products. We primarily derive revenue from sales of our Motiva Implants to two types of customers: (1) medical distributors and (2) direct sales to physicians, hospitals, and clinics.
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

We expect to incur additional SG&A expenses in connection with us being a public company, which may increase further when we are no longer able to rely on the “emerging growth company” exemption we are afforded under the Jumpstart Our Business Startups Act of 2012, or JOBS Act.
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
We expect our R&D expenses to continue to increase in absolute dollars and as a percentage of revenue for the foreseeable future as we continue to advance our products under development, as well as initiate and prepare for additional clinical studies. We received an approval of an investigational device exemption, or IDE, from the FDA in March 2018 to initiate a clinical trial and enrolled the first patient in April 2018. In August 2019, we completed all patient surgeries for the IDE aesthetic cohorts, which include primary augmentation and revision augmentation. As of December 31, 2020, we successfully completed enrollment in the revision reconstruction sub-cohort and we are continuing to enroll subjects in the remaining reconstruction cohorts. Although we continue to activate trial sites and secure Institutional Review Board approvals, the COVID-19 pandemic has delayed enrollment in the reconstruction cohorts for our IDE clinical trial, which could add at least six months to our planned regulatory timeline. We plan to enroll 800 patients in the study across 40 sites in the United States, Germany and Sweden. The results of the study are expected to support a pre-market approval, or PMA, submission to the FDA. We estimate that total costs for this IDE clinical trial will be between $30.0 million and $40.0 million over ten years. We also have other products under development for which we may be required to conduct clinical trials in future periods in order to receive regulatory approval to market these products.
Interest Expense
Interest expense consists primarily of cash and non-cash interest related to outstanding debt and amortization of debt discounts. As of December 31, 2020, we had $65.0 million in outstanding principal.
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
Other Income (Expense), Net
Other income (expense), net primarily consists of foreign currency gains/losses and interest income.
Income Tax Expense
Income tax expense consists primarily of income taxes in foreign jurisdictions in which we conduct business. Due to our history of losses, with the exception of Belgium, we maintain a full valuation allowance for deferred tax assets including net operating loss carry-forwards, R&D tax credits, capitalized R&D and other book versus tax differences.
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
•Cost Containment: We continue to carefully manage expenses and cash spend to preserve liquidity and we initiated actions to generate savings in areas such as travel, events and consulting. Production at our manufacturing locations has been reduced based on our current forecasts and at the end of June 2020, we reduced our manufacturing headcount by approximately 70 positions. As the demand for our products rebounds, we may rehire some manufacturing personnel.
•2020 Results: Given that the onset of COVID-19 occurred toward the end of the first quarter of 2020, our total revenue for the second quarter of 2020 was significantly lower compared to the same period in 2019. Our revenue for the third and fourth quarters of 2020, however, recovered and is comparable or exceeds the revenue in corresponding quarters of fiscal 2019.
•Outlook: At this time, the full extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations is uncertain and cannot be predicted with reasonable accuracy and will depend on future developments that are also uncertain and cannot be predicted with reasonable accuracy.
For additional information on the various risks posed by the COVID-19 pandemic on our business, financial condition and results of operations, please see Item 1A. Risk Factors in this Annual Report on Form 10‑K.

Consolidated Results of Operations
The following table sets forth our results of operations for the years presented, in dollars:

	2020	2019

	(in thousands)
Revenue	$84,676	$89,565
Cost of revenue	32,174	34,704
Gross profit	52,502	54,861
Operating expenses:
Sales, general and administrative	66,625	70,811
Research and development	13,793	14,991
Total operating expenses	80,418	85,802
Loss from operations	(27,916)	(30,941)
Interest expense	(9,373)	(8,696)
Change in fair value of derivative instruments	1,632	3,052
Change in fair value of contingent consideration	304	276
Other income (expense), net	(2,664)	(1,201)
Loss before income taxes	(38,017)	(37,510)
Provision for income taxes	(104)	(640)
Net loss	$(38,121)	$(38,150)

Comparison of the Year December 31, 2020 and 2019

	2020	2019

	(in thousands)
Revenue	$84,676	$89,565
Cost of revenue	32,174	34,704
Gross profit	$52,502	$54,861
Gross margin	62.0%	61.3%

Revenue
Revenue decreased $4.9 million, or 5.5%, to $84.7 million for the year ended December 31, 2020, as compared to $89.6 million for the year ended December 31, 2019. The decrease was primarily due to the global COVID-19 pandemic as multiple geographies experienced restrictions on elective surgical procedures and a shut-down or slow down in business activity deemed to be non-essential, primarily during the second quarter of 2020.
Cost of Revenue and Gross Margin
Cost of revenue decreased $2.5 million, or 7.3%, to $32.2 million for the year ended December 31, 2020, compared to $34.7 million for the year ended December 31, 2019. The decrease in cost of revenue is in line with the decrease in revenue due to the COVID-19 pandemic.
The gross margin increased to 62.0% for the year ended December 31, 2020, compared to 61.3% for the year ended December 31, 2019, primarily due to the benefit of geographic mix, greater operating efficiencies, and enhanced manufacturing planning capabilities partially offset by incremental inventory obsolescence and scrap activity in 2020.
Operating Expenses

	2020	2019

	(in thousands)
Operating expenses:
Sales, general and administrative	$66,625	$70,811
Research and development	13,793	14,991
Total operating expenses	$80,418	$85,802

Sales, General and Administrative Expense
SG&A expense decreased $4.2 million, or 5.9%, to $66.6 million for the year ended December 31, 2020, compared to $70.8 million for the year ended December 31, 2019. The decrease in SG&A was primarily due to a $3.2 million decrease in consulting fees, a $1.5 million decrease in marketing expense and a $0.8 million decrease in commissions, partially offset by a $1.5 million increase in software and a $1.4 million increase in insurance costs.
Research and Development Expense
R&D expense decreased $1.2 million, or 8.0%, to $13.8 million for the year ended December 31, 2020, compared to $15.0 million for the year ended December 31, 2019. The decrease in R&D expense was primarily due to a $1.2 million decrease in personnel costs. The decrease in R&D expenses was primarily driven by COVID-19 related delayed clinical trial enrollment within the reconstruction cohorts and our efforts to cut costs given the uncertain impact of the global COVID-19 pandemic on revenue.
Interest Expense
Interest expense increased $0.7 million, or 7.8%, to $9.4 million for the year ended December 31, 2020, as compared to $8.7 million for the year ended December 31, 2019. The increase was primarily due to $0.7 million of direct costs to amend the Madryn Credit Agreement in August 2020, which were expensed as interest expense.

Change in Fair Value of Derivative Instruments
Change in fair value of derivative instruments for the year ended December 31, 2020 resulted in a gain of $1.6 million, as compared to a gain of $3.1 million for the year ended December 31, 2019. The change in fair value of derivative instruments was due to changes in the fair value of Madryn derivatives embedded in the Madryn Credit Agreement we entered into in August 2017.
Change in Fair Value of Contingent Consideration
Change in the fair value of contingent consideration for the years ended December 31, 2020 and 2019 remained consistent, resulting in a gain of $0.3 million per year. The change in fair value of contingent consideration was due to changes in our stock price at reporting period-end and the number of remaining contingently-issuable shares.
Provision for Income Taxes
Provision for income taxes decreased $0.5 million, or 83.8%, to $0.1 million for the year ended December 31, 2020, compared to $0.6 million for the year ended December 31, 2019. The change in the provision for income taxes is primarily due to change in pre-tax income and tax credits claimed in certain foreign jurisdictions.
Other Income (Expense), Net
Other income (expense), net increased $1.5 million to $2.7 million for the year ended December 31, 2020, compared to $1.2 million for the year ended December 31, 2019. The increase was primarily due to the weakening of Brazilian real as compared to the U.S. dollar in fiscal 2020 resulting in a foreign currency transaction loss of $1.7 million for the year ended December 31, 2020, compared to $1.2 million for the year ended December 31, 2019.
Liquidity and Capital Resources
As of December 31, 2020, we had an accumulated deficit of $165.2 million. Since our inception, we have generated losses and expect to continue to generate losses in the intermediate term. We have financed our operations through a combination of equity financings and debt financings, and from cash generated from operations, primarily from the collection of accounts receivable resulting from sales. Our historical cash outflows have primarily been associated with cash used for operating activities such as expansion of our sales and marketing and distributor infrastructure, investing in inventory, R&D activities, asset acquisitions, capital improvements and other working capital needs. As of December 31, 2020 and 2019, we had cash of $84.5 million and $37.7 million, respectively.
On February 3, 2020, we completed a public follow-on offering and received net proceeds of $63.9 million, after deducting underwriting discounts and expenses. During the year ended December 31, 2020, we also received $1.2 million from the exercise of stock options.
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
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the years presented below:

	2020	2019

Net cash provided by (used in):
Operating activities	$(12,510)	$(29,983)
Investing activities	(5,559)	(7,766)
Financing activities	64,670	22,789
Effect of exchange rate changes on cash	267	(24)
Net (decrease) increase in cash	$46,868	$(14,984)

Net Cash Used in Operating Activities
Net cash used in operating activities of $12.5 million for the year ended December 31, 2020 was comprised of a net loss of $38.1 million and a $1.6 million change in fair value of financial instruments, partially offset by $5.7 million of share-based compensation expense, $3.3 million of non-cash depreciation expense, $1.7 million of non-cash interest expense due to accretion of debt discounts, $2.4 million unrealized foreign currency loss, a $1.2 million change in provision for inventory obsolescence, and a $0.4 million change in provision for doubtful accounts, as well as changes in operating assets and liabilities of $12.3 million.
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
Net Cash Used in Investing Activities
Net cash used in investing activities of $5.6 million for the year ended December 31, 2020 primarily consisted of $2.4 million in purchases of property and equipment, $1.7 million of cash paid for past asset acquisitions and $1.5 million of purchases of intangibles.
Net cash used in investing activities of $7.8 million for the year ended December 31, 2019 primarily consisted of $6.3 million in purchases of property and equipment and $0.8 million in cash used in asset acquisitions.
Net Cash Provided by Financing Activities
Net cash provided by financing activities of $64.7 million for the year ended December 31, 2020 primarily reflected $63.9 million in proceeds received from the issuance of common shares in the follow-on public offering, net of underwriters’ discount and issuance costs, $1.2 million in proceeds received for stock option exercises, which were partially offset by $0.3 million in repayment on finance leases and a $0.2 million tax payment related to shares withheld upon vesting of restricted stock.
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

Indebtedness
Madryn Debt
On August 24, 2017, we entered into a credit agreement, or the Madryn Credit Agreement, with Madryn Health Partners, LP, or Madryn, as administrative agent, and a syndicate of lenders. On June 17, 2019, the Madryn Credit Agreement was amended to lower the interest rate on the outstanding debt facilities, provide for $25.0 million of new term loan commitments, decrease the amount of the prepayment penalties, remove all principal payments and extend the maturity date and repayment from September 30, 2023 to September 30, 2025. On August 5, 2020, we amended the Madryn Credit Agreement to adjust the minimum product revenue milestone previously applicable to December 31, 2020 to September 31, 2021 and to add Motiva Implants UK Limited, Motiva Implants France SAS, Motiva Implants Spain, S.L. and Motiva Germany GmbH, wholly-owned subsidiaries of the Company, as guarantors to the Madryn Credit Agreement.
The Madryn Credit Agreement, as amended, provides for a term loan in a maximum principal amount of $65.0 million, $30.0 million (Term A) of which became available upon signing and was subsequently borrowed by the Company.
Prior to amending the Madryn Credit Agreement on June 17, 2019, the Company’s ability to borrow the remaining term loans under the Madryn Credit Agreement was subject to the Company achieving certain revenue milestones. We met milestones sufficient to borrow and borrowed an additional $5.0 million (Term B-1) on October 31, 2017 and $5.0 million (Term B-2) on December 15, 2017, increasing the total outstanding principal balance to $40.0 million as of December 31, 2017.
Pursuant to the June 2019 amendment, we became eligible to borrow an additional $10.0 million (Term B-3) and $15.0 million (Term B-4) on or before September 30, 2019 and December 31, 2019, respectively. We borrowed the available funds under both tranches equal to $25.0 million on August 12, 2019, bringing up the total outstanding principal balance to $65.0 million as of December 31, 2020.
In connection with the Madryn Credit Agreement, the Company and certain of its subsidiaries, granted a security interest in substantially all of their respective assets, including, without limitation, intellectual property, and pledges of certain shares of the Company’s subsidiaries, subject to certain excluded collateral exceptions.
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
Prior to the effectiveness of the June 17, 2019 amendment, borrowings under the Madryn Credit Agreement bore interest at a rate equal to 3-month LIBOR plus 11.0% per annum. As of the amendment on June 17, 2019, borrowings under the Madryn Credit Agreement bear interest at a rate equal to 3-month LIBOR plus 8.0% per annum provided that no default has occurred. In an event of a default, the interest would increase by an additional 4.0% per annum. The effective interest rate under the amended Madryn Credit Agreement is 18.4%, and the weighted average interest rate was approximately 10.6% at December 31, 2020. We incurred $7.6 million and $6.2 million in interest expense in connection with Madryn Credit Agreement during the years ended December 31, 2020 and 2019, respectively, including $0.7 million and $0.3 million of direct costs to amend the Madryn Credit Agreement in August 2020 and June 2019, respectively, which were expensed as interest expense. No principal payments are due on the term loans until the final maturity date on September 30, 2025.
We also determined that the Madryn Credit Agreement contained put options which are mandatory repayment provisions related to liquidity events or an event of default and a call option related to voluntary repayment option. We allocated a fair value of $15.1 million for these embedded derivatives as a debt discount on the original commitment date in August 2017. An additional $5.0 million and $1.6 million debt discount was recorded on respective borrowing dates when the Company met the required milestones and borrowed an additional $10.0 million in the fourth quarter of fiscal 2017 and $25.0 million in August 2019. We revalue the embedded derivatives as of each reporting period and records the change in the fair value in the consolidated statement of operations as other income or expense (see Note 5). We also incurred legal expenses of $1.3 million in 2017 and $0.3 million in August 2019, which were recorded as a debt discount and are being amortized over the term of the Madryn Credit Agreement.

Off-Balance Sheet Arrangements
As of December 31, 2020, we did not have any off-balance sheet arrangements.
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
Critical Accounting Policies, Significant Judgments and Use of Estimates
This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with the generally accepted accounting principles in the United States of America, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities. Our estimates are based on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities. Actual results may differ from these estimates. We believe that the critical accounting policies discussed below are essential to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s estimates and judgments.
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
Appropriate reserves are established for anticipated sales returns based on historical experience, recent gross sales and any notification of pending returns. The Company recognizes revenue when title to the product and risk of loss transfer to customers, provided there are no remaining performance obligations required of the Company or any written matters requiring customer acceptance. The Company allows for the return of product from direct customers in certain regions within fifteen days after the original sale and records estimated sales returns as a reduction of sales in the same period revenue is recognized. Sales return provisions are calculated based upon historical experience with actual returns. Actual sales returns in any future period are inherently uncertain and thus may differ from the estimates. If actual sales returns differ significantly from the estimates, an adjustment to revenue in the current or subsequent period is recorded. As of December 31, 2020 and 2019, an allowance of $54,000 and $36,000 was recorded for product returns, respectively.
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
Deferred revenue primarily consists of payments received in advance of meeting revenue recognition criteria. The Company has received payments from distributors to provide distribution exclusivity within a geographic area and recognizes deferred revenue on a ratable basis over the term of such contractual distribution relationship. Additionally, the Company has received payments from customers in direct markets prior to surgical implantation and recognizes deferred revenue at the time the Company is notified by the customer that the product has been implanted. For all arrangements, any revenue that has been deferred and is expected to be recognized beyond one year is classified as long-term deferred revenue and included in “Other liabilities, long-term” on the consolidated balance sheets.
Research and Development
Costs related to research and development, or R&D, activities are expensed as incurred. R&D costs primarily include personnel costs, materials, clinical expenses, regulatory expenses, product development, consulting services, and outside research activities, all of which are directly related to research and development activities. We estimate FDA clinical trial expenses based on the services performed, pursuant to contracts with research institutions and clinical research organizations that conduct and manage clinical trials on its behalf. In accruing service fees, we estimate the time period over which services will be performed and the level of patient enrollment and activity expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we will adjust the accrual accordingly.
Selling, General and Administrative Expenses
Costs related to selling, general and administrative, or SG&A, include sales and marketing costs, payroll and related benefit costs, insurance expenses, shipping and handling costs, legal and professional fees and administrative overhead.
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
Inventory and Cost of Revenue
Inventory is stated at the lower of cost to purchase or manufacture the inventory or the net realizable value of such inventory. Cost is determined using the standard cost method which approximates actual costs using the first-in, first-out basis. The Company regularly reviews inventory quantities considering actual losses, projected future demand, and remaining shelf life to record a provision for excess and slow-moving inventory. An inventory reserve of $1.6 million and $0.3 million has been recorded as of December 31, 2020 and December 31, 2019, respectively.
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
We capitalize certain costs related to intangible assets, such as patents, trademarks and software development costs. We follow the provisions of ASC 350-40, Internal Use Software for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use. We expense all costs incurred during the preliminary project stage of software development and capitalize the costs incurred during the application development stage. Costs incurred relating to upgrades and enhancements to the software are capitalized if it is determined that these upgrades or enhancements add additional functionality to the software. Costs incurred to improve and support products after they become available are charged to expense as incurred.
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
During the years ended December 31, 2020 and 2019, there has been no impairment of goodwill or intangible assets based on the qualitative assessments performed by the Company.
Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. There were no impairment charges, or changes in estimated useful lives recorded during the years ended December 31, 2020 and 2019.
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
There were no material uncertain tax positions as of December 31, 2020 and 2019.
Foreign Currency
The financial statements of our foreign subsidiaries whose functional currencies are the local currencies are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, stockholders’ equity at the historical rates of exchange, and income and expense amounts at the average exchange rate for the period. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in “Accumulated other comprehensive income (loss)” as equity in the consolidated balance sheet. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses resulting from foreign currency transactions are included within “Other income (expense), net” in the consolidated statement of operations. For the year ended December 31, 2020, foreign currency transaction loss amounted to $1.7 million as compared to a foreign currency transaction loss of $1.2 million for the year ended December 31, 2019.
Comprehensive Loss
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
As of December 31, 2020, the end of the period covered by this Annual Report on Form 10-K, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report at the reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 using the criteria established in “Internal Control—Integrated Framework” (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on that assessment, our management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2020.
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
Remediation of Previous Material Weaknesses
We have implemented and are continuing to implement a number of measures to address the Material Weakness identified as of December 31, 2019. We improved policies and procedures and designed and documented more effective controls that addressed the relevant risks in order to remediate the previously identified Material Weakness in addition to engaging a third-party consulting firm to assist us with the continuing implementation of SAP, which is a global information technology solution designed to address, among other items, the elements which gave rise to the Material Weakness. However, despite the progress made to our internal control environment, management determined that the Material Weakness identified as of December 31, 2019 has not been remediated as of December 31, 2020. We will continue to implement additional measures to address the Material Weakness identified as of December 31, 2020.
Changes in Internal Control over Financial Reporting
Other than with respect to the remediation efforts discussed above, there was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Although we have altered some work routines due to the COVID-19 pandemic, the changes in our work environment, including remote work arrangements, have not materially impacted our internal controls over financial reporting and have not adversely affected the Company’s ability to maintain operations.
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
ITEM 9B. OTHER INFORMATION
On March 12, 2021, Renee M. Gaeta, Salvador Dada and Roberto de Mezerville, respectively, or the Executives, adopted Rule 10b5-1 trading plans to, over time, automatically sell Company’s common shares in accordance with each plan’s specifications. 45,000 common shares (in the case of Renee M. Gaeta), 25,000 common shares (in the case of Salvador Dada) and 20,000 common shares (in the case of Roberto de Mezerville) are subject to the trading plans. The trading plans were established as part of the Executives’ investment strategies for asset diversification and liquidity over time. The trading plans were adopted during an “open window” in accordance with guidelines specified by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and as permitted by the Company’s insider trading policy. Sales under the trading plans may commence on May 7, 2021, are based upon pre-established stock price thresholds and will expire once all of the shares have been sold or on April 9, 2023, whichever is earlier. Actual sale transactions will be disclosed publicly through Form 144 and Form 4 filings with the Securities and Exchange Commission, as required.
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
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference from the information in our Proxy Statement for our 2021 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference from the information in our Proxy Statement for our 2021 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference from the information in our Proxy Statement for our 2021 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference from the information in our Proxy Statement for our 2021 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated by reference from the information in our Proxy Statement for our 2021 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
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
Incorporated by reference from Registrant’s Form S-1 filed June 21, 2018.
4.4	Security Agreement by and between ELSA, certain of its subsidiaries and Madryn Health Partners, LP dated August 24, 2017.	Incorporated by reference from Registrant’s Form S-1 filed June 21, 2018.
4.5	Form of Promissory Note by and between the Registrant and former holders of Class Z preferred shares of the Registrant.	Incorporated by reference from Registrant’s Form S-1 filed June 21, 2018.
4.6	First Amendment to Note and Warrant Purchase Agreement by and between the Registrant and CPH TU, LP, dated December 8, 2015.	Incorporated by reference from Registrant’s Form S-1 filed June 21, 2018.
4.7	Second Amendment to Note and Warrant Purchase Agreement by and between the Registrant and CPH TU, LP, dated September 14, 2016.	Incorporated by reference from Registrant’s Form S-1 filed June 21, 2018.
4.8	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Incorporated by reference from Registrant’s Annual Report on Form 10-K filed March 16, 2019.
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	Incorporated by reference from Registrant’s Form S-1 filed June 21, 2018.
10.2+	2015 Equity Incentive Plan, as adopted December 10, 2015, and the forms of equity agreements thereunder.	Incorporated by reference from Registrant’s Form S-1 filed June 21, 2018.
10.3+	2018 Equity Incentive Plan and the forms of equity agreements thereunder.	Incorporated by reference from Registrant’s Form S-1/A filed July 9, 2018.
10.4+	2018 Employee Share Purchase Plan.	Incorporated by reference from Registrant’s Form S-1/A filed July 9, 2018.
10.5+	Consultancy Agreement by and between the Registrant and Salvador Dada Santos, dated July 1, 2016.	Incorporated by reference from Registrant’s Form S-1 filed June 21, 2018.
The accompanying notes are an integral part of these consolidated financial statements.

Exhibit Number	Description of Exhibit	Incorporation by Reference
10.6+	Employment Agreement by and between Registrant and Juan Jose Chacon Quiros, dated July 1, 2016.	Incorporated by reference from Registrant’s Form S-1/A filed July 13, 2018.
10.7+	Employment Agreement by and between ELSA and Salvador Dada Santos, dated July 1, 2016.	Incorporated by reference from Registrant’s Form S-1/A filed July 13, 2018.
10.8+	Employment Agreement by and between RD&S Produtos para Saude Ltda., and Eddie De Oliveira, dated January 28, 2016.	Incorporated by reference from Registrant’s Form S-1 filed June 21, 2018.
10.9	Development, Supply & License Agreement by and between ELSA and AorTech International plc, dated December 13, 2011.	Incorporated by reference from Registrant’s Form S-1 filed June 21, 2018.
10.10‡	OEM/PLM and Supply Agreement by and between ELSA and Black Tie Medical, Inc., dba Tulip Medical Products, dated July 31, 2016.	Incorporated by reference from Registrant’s Form S-1/A filed July 13, 2018.
10.11	Asset Purchase Agreement by and among the Registrant, JAMM Technologies, Inc., and Magna Equities I, LLC, dated November 6, 2015.	Incorporated by reference from Registrant’s Form S-1 filed June 21, 2018.
10.12‡	Supply Agreement by and between Establishment Biotech, S.A. and NuSil Technology LLC, dated August 18, 2016.	Incorporated by reference from Registrant’s Form S-1/A filed July 13, 2018.
10.13‡	Exclusive Distribution Agreement by and between Registrant, Puregraft LLC and its parent, Bimini Technologies, LLC, dated September 7, 2016.	Incorporated by reference from Registrant’s Form S-1/A filed July 13, 2018.
10.14	Design, Architecture & Engineering, and Build-Out Construction Management Agreement by and between ELSA and Zona Franca Coyol, S.A., dated February 11, 2016.	Incorporated by reference from Registrant’s Form S-1/A filed July 13, 2018.
10.15	Lease Agreement by and between ELSA and Zona Franca Coyol, S.A., dated August 7, 2015.	Incorporated by reference from Registrant’s Form S-1/A filed July 13, 2018.
10.16	Lease Agreement by and between ELSA and Zona Franca Coyol, S.A., dated November 1, 2009, as amended on October 22, 2010, September 24, 2012 and August 7, 2015.	Incorporated by reference from Registrant’s Form S-1/A filed July 13, 2018.
10.17	Commercial Partnership Agreement by and between ELSA and Crisalix, S.A., dated May 15, 2016.	Incorporated by reference from Registrant’s Form S-1 filed June 21, 2018.
10.18	Joint Invention Assignment Agreement by and between ELSA and Randolph Geissler, dated April 13, 2016.	Incorporated by reference from Registrant’s Form S-1 filed June 21, 2018.
10.19‡	Manufacturing and Supply Agreement by and between ELSA and Apollo Endosurgery, Inc., dated December 5, 2014.	Incorporated by reference from Registrant’s Form S-1/A filed July 13, 2018.
10.20‡	Supply Agreement by and between ELSA and The Hospital Group Healthcare Ltd dated March 1, 2014.	Incorporated by reference from Registrant’s Form S-1 filed July 13, 2018.
10.21+	Employment Agreement, effective August 10, 2018, by and between Establishment Labs Holdings Inc. and Renee Gaeta	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018.
10.22	Asset Purchase Agreement by and among European Distribution Center Motiva BVBA and Motiva Matrix Spain SL, dated as of October 1, 2018	Incorporated by reference from Registrant’s Current Report on Form 8-K filed October 10, 2018.
10.23	Asset Purchase Agreement by and among European Distribution Center Motiva BVBA and Menke Med GmbH, dated as of October 3, 2018	Incorporated by reference from Registrant’s Current Report on Form 8-K filed October 10, 2018.
10.24	Commercial Agency Agreement by and among European Distribution Center Motiva BVBA and Menke Med GmbH, dated as of October 3, 2018	Incorporated by reference from Registrant’s Current Report on Form 8-K filed October 10, 2018.
10.25+	Employment Agreement between Establishment Labs Holdings Inc. and Juan José Chacón-Quirós dated effective as of December 26, 2018.	Incorporated by reference from Registrant’s Current Report on Form 8-K filed December 28, 2018.
10.26+	Employment Agreement between Establishment Labs S.A. and Juan José Chacón-Quirós dated effective as of December 26, 2018.	Incorporated by reference from Registrant’s Current Report on Form 8-K filed December 28, 2018.

Exhibit Number	Description of Exhibit	Incorporation by Reference
10.27+	Employment Agreement between Establishment Labs Holdings Inc. and Salvador Dada dated effective as of December 26, 2018.	Incorporated by reference from Registrant’s Current Report on Form 8-K filed December 28, 2018.
10.28+	Employment Agreement between Establishment Labs S.A. and Salvador Dada dated effective as of December 26, 2018.	Incorporated by reference from Registrant’s Current Report on Form 8-K filed December 28, 2018.
10.29
Third Amendment to Credit Agreement, by and among Establishment Labs Holdings Inc., the subsidiary guarantors party thereto, the lenders party thereto and Madryn Health Partners LP, as administrative agent.
Incorporated by reference from Registrant’s Current Report on Form 8-K filed June 18, 2019.
10.30	Deed by and between Establishment Labs, S.A. and Zona Franca El Coyol, S.A., dated as of June 25, 2019.	Incorporated by reference from Registrant’s Current Report on Form 8-K filed June 26, 2019.
10.31‡	The First Amendment dated August 9, 2019 to the Exclusive Distribution Agreement by and between Registrant, Puregraft LLC and its parent, Bimini Technologies, LLC, dated September 7, 2016.	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019.
10.32	Asset Purchase Agreement by and between Motiva Italy S.r.l. and Orion Trading S.r.l. dated as of August 1, 2020.	Incorporated by reference from Registrant’s Current Report on Form 8-K filed August 6, 2020.
10.33
Fourth Amendment to Credit Agreement, by and among Establishment Labs Holdings Inc., the subsidiary guarantors party thereto, the lenders party thereto and Madryn Health Partners LP, as administrative agent.
Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020.
10.34‡	Second Amendment to Exclusive Distribution Agreement by and between Establishment Labs S.A. and Puregraft LLC dated September 21, 2020.	Incorporated by reference from Registrant’s Current Report on Form 8-K filed September 25, 2020.
21.1	List of Subsidiaries of the Registrant.	Filed herewith.
23.1	Consent of Marcum LLP, Independent Registered Public Accounting Firm.	Filed herewith.
31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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
For the Years Ended December 31, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Establishment Labs Holdings Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Establishment Labs Holdings Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Change in Accounting Principle
As discussed in Note 2 to the financial statements, the Company changed its method of accounting for leases due to the adoption of ASU No. 2016-02, Leases (Topic 842), as amended, effective January 1, 2020, using the modified retrospective approach.

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

Costa Mesa, CA
March 15, 2021

ESTABLISHMENT LABS HOLDINGS INC.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2020	2019
Assets
Current assets:
Cash	$84,523	$37,655
Accounts receivable, net of allowance for doubtful accounts of $1,143 and $1,026	19,127	22,767
Inventory, net	23,210	28,660
Prepaid expenses and other current assets	5,439	6,757
Total current assets	132,299	95,839
Long-term assets:
Property and equipment, net of accumulated depreciation	16,202	16,418
Goodwill	465	465
Intangible assets, net of accumulated amortization	4,148	3,441
Right-of-use operating lease assets, net	2,610	—
Other non-current assets	664	368
Total assets	$156,388	$116,531
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$9,722	$10,366
Accrued liabilities	14,532	10,677
Other liabilities, short-term	1,646	2,199
Total current liabilities	25,900	23,242
Long-term liabilities:
Note payable, Madryn, net of debt discount and issuance costs	49,832	48,142
Madryn put option	1,440	3,072
Operating lease liabilities, non-current	1,923	—
Other liabilities, long-term	2,332	2,461
Total liabilities	81,427	76,917
Commitments and contingencies (Note 16)
Shareholders’ equity:
Common shares - zero par value, unlimited amount of shares authorized at December 31, 2020 and 2019; 23,925,789 and 21,057,040 shares issued at December 31, 2020 and 2019, respectively; 23,517,719 and 20,648,970 shares outstanding at December 31, 2020 and 2019, respectively	213,471	147,688
Additional paid-in-capital	26,717	21,214
Treasury shares, at cost, 408,070 shares held at December 31, 2020 and 2019	(2,854)	(2,854)
Accumulated deficit	(165,246)	(127,125)
Accumulated other comprehensive income	2,873	691
Total shareholders’ equity	74,961	39,614
Total liabilities and shareholders’ equity	$156,388	$116,531

The accompanying notes are an integral part of these consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Year Ended December 31,
	2020	2019
Revenue	$84,676	$89,565
Cost of revenue	32,174	34,704
Gross profit	52,502	54,861
Operating expenses:
Sales, general and administrative	66,625	70,811
Research and development	13,793	14,991
Total operating expenses	80,418	85,802
Loss from operations	(27,916)	(30,941)
Interest income	15	4
Interest expense	(9,373)	(8,696)
Change in fair value of derivative instruments	1,632	3,052
Change in fair value of contingent consideration	304	276
Other income (expense), net	(2,679)	(1,205)
Loss before income taxes	(38,017)	(37,510)
Provision for income taxes	(104)	(640)
Net loss	$(38,121)	$(38,150)

Basic and diluted loss per share	$(1.63)	$(1.86)
Weighted average outstanding shares used for basic and diluted net loss per share	23,316,102	20,541,528

The accompanying notes are an integral part of these consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended December 31,
	2020	2019
Net loss	$(38,121)	$(38,150)
Other comprehensive income:
Foreign currency translation gain	2,182	242
Other comprehensive gain	2,182	242
Comprehensive loss	$(35,939)	$(37,908)

The accompanying notes are an integral part of these consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Consolidated Statements of Shareholders’ Equity
(In thousands, except share data)

	Common Shares		Treasury Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2019	20,672,025	$145,709	(408,070)	$(2,854)	$15,156	$(88,975)	$449	$69,485
Issuance of common shares in partial settlement of contingent consideration	33,333	630	—	—	—	—	—	630
Issuance of common shares in an asset acquisition	12,404	337	—	—	—	—	—	337
Warrant exercises	87,321	129	—	—	(73)	—	—	56
Stock option exercises	80,991	712	—	—	—	—	—	712
Share-based compensation	181,516	182	—	—	6,344	—	—	6,526
Shares withheld to cover income tax obligation upon vesting of restricted stock	(10,550)	(11)	—	—	(213)	—	—	(224)
Foreign currency translation gain	—	—	—	—	—	—	242	242
Net loss	—	—	—	—	—	(38,150)	—	(38,150)
Balance at December 31, 2019	21,057,040	147,688	(408,070)	(2,854)	21,214	(127,125)	691	39,614
Issuance of common stock, net of underwriters’ discount and issuance costs	2,628,571	63,855	—	—	—	—	—	63,855
Issuance of common shares in settlement of contingent consideration	33,334	618	—	—	—	—	—	618
Stock option exercises	143,402	1,246	—	—	—	—	—	1,246
Share-based compensation	70,910	71	—	—	5,650	—	—	5,721
Shares withheld to cover income tax obligation upon vesting of restricted stock	(7,468)	(7)	—	—	(147)	—	—	(154)
Foreign currency translation gain	—	—	—	—	—	—	2,182	2,182
Net loss	—	—	—	—	—	(38,121)	—	(38,121)
Balance at December 31, 2020	23,925,789	$213,471	(408,070)	$(2,854)	$26,717	$(165,246)	$2,873	$74,961
The accompanying notes are an integral part of these consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(38,121)	$(38,150)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,348	3,288
Provision for doubtful accounts	375	111
Provision for inventory obsolescence	1,180	143
Share-based compensation	5,721	6,526
Loss from disposal of property and equipment	170	67
Unrealized foreign currency loss, net	2,386	3,533
Amortization of right-to-use asset	363	—
Change in fair value of derivative instruments	(1,632)	(3,052)
Change in fair value of contingent consideration	(304)	(276)
Amortization of debt discount	1,690	2,428
Changes in operating assets and liabilities:
Accounts receivable	3,805	(5,511)
Inventory	4,786	(3,372)
Prepaid expenses and other current assets	1,130	(2,538)
Other assets	(277)	(54)
Accounts payable	(910)	1,830
Accrued liabilities	3,108	4,644
Operating lease liabilities	(318)	—
Other liabilities	990	400
Net cash used in operating activities	(12,510)	(29,983)
Cash flows from investing activities:
Purchases of property and equipment	(2,423)	(6,288)
Cash used in asset acquisitions	(1,652)	(767)
Cost incurred for intangible assets	(1,484)	(711)
Net cash used in investing activities	(5,559)	(7,766)
Cash flows from financing activities:
Borrowings under Madryn credit agreement, net of issuance costs	—	24,748
Repayments on finance leases	(277)	(242)
Proceeds from issuance of common shares, net of underwriters’ discount and issuance costs	63,855	—
Cash used to repurchase warrants	—	(2,261)
Proceeds from stock option exercises	1,246	712
Proceeds from warrant exercises	—	56
Tax payments related to shares withheld upon vesting of restricted stock	(154)	(224)
Net cash provided by financing activities	64,670	22,789
Effect of exchange rate changes on cash	267	(24)
Net (decrease)/increase in cash	46,868	(14,984)
The accompanying notes are an integral part of these consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2020	2019
Cash at beginning of period	37,655	52,639
Cash at end of period	$84,523	$37,655

Supplemental disclosures:
Cash paid for interest	$6,962	$5,947
Cash paid for income taxes	$316	$649

Supplemental disclosures of non-cash investing and financing activities:
Unpaid balance for property and equipment	$210	$465
Assets acquired under finance leases	$—	$69
Equity consideration in an asset acquisition	$—	$337
Consideration payable related to asset acquisitions	$858	$1,271
Inventory acquired in an asset acquisition	$1,009	$1,257
Issuance of common shares in settlement of contingent consideration	$618	$630
Intangible assets acquired in an asset acquisition	$138	$—

The accompanying notes are an integral part of these consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2020 and 2019

1.    Formation and Business of the Company
Formation and Business of the Company
Establishment Labs Holdings Inc. and its wholly owned subsidiaries (collectively “the Company”, “we”, “us”, or “our”) is a global company that manufactures and markets innovative medical devices for aesthetic and reconstructive plastic surgery. The Company was established in the British Virgin Islands on October 9, 2013, at which time Establishment Labs, S.A., the Costa Rican manufacturing company, was reincorporated as a wholly-owned subsidiary. As of December 31, 2020, the Company also has wholly-owned subsidiaries in the United States (JAMM Technologies, Inc. and Motiva USA LLC), Brazil (Establishment Labs Produtos para Saude Ltda), Belgium (European Distribution Center Motiva BVBA), France (Motiva Implants France SAS), Sweden (Motiva Nordica AB), Switzerland (JEN-Vault AG), the United Kingdom (Motiva Implants UK Limited), Italy (Motiva Italy S.R.L), Spain (Motiva Implants Spain, S.L.), Austria (Motiva Austria GmbH), Germany (Motiva Germany GmbH) and Argentina (Motiva Argentina S.R.L.). Substantially all of the Company’s revenues are derived from the sale of silicone gel-filled breast implants, branded as Motiva Implants.
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
The Company is pursuing regulatory approval to commercialize its products in the United States. The Company received approval for an investigational device exemption, or IDE, from the FDA in March 2018 to initiate a clinical trial in the United States for its Motiva implants. In August 2019, we completed all patient surgeries for the IDE aesthetic cohorts, which include primary augmentation and revisions. As of December 31, 2020, we are continuing to enroll subjects in the remaining reconstruction cohorts.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2020 and 2019
The consolidated financial statements include the Company’s accounts and those of its wholly owned subsidiaries as of December 31, 2020 as follows:

Subsidiary	Incorporation/Acquisition Date
Establishment Labs, S.A. (Costa Rica)	January 18, 2004
Motiva USA, LLC (USA)	February 20, 2014
JAMM Technologies, Inc. (USA)	October 27, 2015
Establishment Labs Produtos par Saude Ltda (Brazil)	January 4, 2016
European Distribution Center Motiva BVBA (Belgium)	March 4, 2016
Motiva Implants France SAS (France)	September 12, 2016
JEN-Vault AG (Switzerland)	November 22, 2016
Motiva Nordica AB (Sweden)	November 2, 2017
Motiva Implants UK Limited (the United Kingdom)	July 31, 2018
Motiva Italy S.R.L (Italy)	July 31, 2018
Motiva Implants Spain, S.L. (Spain)	January 3, 2019
Motiva Austria GmbH (Austria)	January 14, 2019
Motiva Germany GmbH (Germany)	August 1, 2019
Motiva Argentina S.R.L. (Argentina)	February 7, 2020

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
For the year ended December 31, 2020 and 2019, Brazil accounted for 10.9% and 15.7% of consolidated revenue and no other individual country exceeded 10% of consolidated revenue, on a ship-to destination basis.
The majority of the Company’s consolidated total assets, including cash and tangible assets, is held in the United States. The Company’s long-lived assets, which primarily consist of property and equipment, net and intangible assets, net, located in Costa Rica represented 80% and 83% of the total long-lived assets as of December 31, 2020 and 2019, respectively.
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
For the Years Ended December 31, 2020 and 2019
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
Substantially all of the Company’s revenues were derived from the sale of Motiva Implants. During the years ended December 31, 2020 and 2019, no customer accounted for more than 10% of the Company’s revenue. No customer accounted for more than 10% of the Company’s trade accounts receivable balance as of December 31, 2020. One customer accounted for 10.2% of the Company’s trade accounts receivable balance as of December 31, 2019.
The Company relies on NuSil Technology, LLC, or NuSil, as the sole supplier of medical-grade silicone used in Motiva Implants. During the years ended December 31, 2020 and 2019, the Company had purchases of $15.3 million, or 66.7% of total purchases, and $14.2 million, or 58.5% of total purchases, respectively, from NuSil. As of December 31, 2020 and 2019, we had an outstanding balance owed to this vendor of $1.3 million and $2.7 million, respectively.
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
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus, or COVID-19, as a pandemic which has spread globally, including locations where the Company does business. This outbreak caused a material disruption of the operations of the Company and its suppliers and customers in fiscal 2020 and resulted in delayed clinical trial enrollment within the reconstruction cohorts. However, the impact from the COVID-19 outbreak has not had a material effect on the Company’s liquidity or financial position. The full extent of any future impact of the continuing outbreak, related business and travel restrictions and changes to behavior intended to reduce its spread are uncertain and continues to evolve globally. Management continues to monitor the impact that the COVID-19 pandemic is having on the Company, the breast aesthetics and reconstruction market and the economies in which the Company operates. The Company anticipates that its future results of operations, including the results for 2021 could be materially impacted by the COVID-19 outbreak. However, given the speed and frequency of continuously evolving developments with respect to this pandemic, the Company cannot reasonably estimate the magnitude of the potential impact to the results of its operations. To the extent that the Company’s customers continue to be materially and adversely impacted by the COVID-19 outbreak, this could materially interrupt the Company’s business operations.
Cash
The Company’s cash consists of cash maintained in checking and interest-bearing accounts. The majority of the Company’s cash is held at two financial institutions in the United States. The Company accounts for financial

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2020 and 2019
instruments with original maturities of three months or less at the date of purchase as cash equivalents. The Company held no cash equivalents as of December 31, 2020 and 2019.
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
Inventory and Cost of Revenue
Inventory is stated at the lower of cost to purchase or manufacture the inventory or the net realizable value of such inventory. Cost is determined using the standard cost method which approximates actual costs using the first-in, first-out basis. The Company regularly reviews inventory quantities considering actual losses, projected future demand, and remaining shelf life to record a provision for excess and slow-moving inventory. An inventory reserve of $1.6 million and $0.3 million has been recorded as of December 31, 2020 and December 31, 2019, respectively.
The Company recognizes the cost of inventory transferred to the customer in cost of revenue when revenue is recognized.
Leases
The Company has adopted Accounting Standards Update No. 2016-02, Leases (Topic 842) as of December 31, 2020, utilizing the simplified transition method and accordingly will not recast comparative period financial information. The Company determines if an arrangement is, or contains, a lease at the inception date of the contract. The Company has elected an expedient to account for each separate lease component and its associated non-lease components as a single lease component for the majority of its asset classes.

The lease term may include periods covered by options to extend or terminate the lease when it is reasonably certain that the Company will exercise a renewal option, or reasonably certain it will not exercise an early termination option. The Company recognizes lease liabilities and right-of-use, or ROU, assets upon commencement for all leases with a term greater than 12 months. The Company has elected an expedient not to recognize leases with a lease term of 12 months or less on the balance sheet. These short-term leases are expensed on a straight-line basis over the lease term.
Shipping and Handling Costs
Shipping and handling costs are expensed as incurred and are included in selling, general and administrative, or SG&A, expenses. For each of the years ended December 31, 2020 and 2019, shipping and handling costs were $3.2 million.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2020 and 2019
The Company recognizes revenue when title to the product and risk of loss transfer to customers, provided there are no remaining performance obligations required of the Company or any written matters requiring customer acceptance. The Company allows for the return of product from direct customers in certain regions within fifteen days after the original sale and records estimated sales returns as a reduction of sales in the same period revenue is recognized. Appropriate reserves are established for anticipated sales returns based on historical experience, recent gross sales and any notification of pending returns. Actual sales returns in any future period are inherently uncertain and thus may differ from the estimates. If actual sales returns differ significantly from the estimates, an adjustment to revenue in the current or subsequent period is recorded. As of December 31, 2020 and 2019, an allowance of $54,000 and $36,000 was recorded for product returns, respectively.
A portion of the Company’s revenue is generated from the sale of consigned inventory maintained at physician, hospital, and clinic locations. For these products, revenue is recognized at the time the Company is notified by the consignee that the product has been implanted, not when the consigned products are delivered to the consignee’s warehouse.
Revenue was generated in these primary geographic markets:

	Year Ended December 31,
	2020	2019
	(in thousands)
Europe	$37,667	$36,212
Latin America	21,512	27,994
Asia-Pacific/Middle East	24,986	24,819
Other	511	540
	$84,676	$89,565

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
Deferred revenue primarily consists of payments received in advance of meeting revenue recognition criteria. The Company has received payments from distributors to provide distribution exclusivity within a geographic area and recognizes deferred revenue on a ratable basis over the term of such contractual distribution relationship. Additionally, the Company has received payments from customers in direct markets prior to surgical implantation and recognizes deferred revenue at the time the Company is notified by the customer that the product has been implanted. For all arrangements, any revenue that has been deferred and is expected to be recognized beyond one year is classified as long-term deferred revenue and included in “Other liabilities, long-term” on the consolidated balance sheets (see Note 3).
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
For the Years Ended December 31, 2020 and 2019
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
During the years ended December 31, 2020 and 2019, there has been no impairment of goodwill or intangible

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2020 and 2019
assets based on the qualitative assessments performed by the Company.
Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. There were no impairment charges, or changes in estimated useful lives recorded during the years ended December 31, 2020 and 2019.
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
There were no material uncertain tax positions in the year ended December 31, 2020 and 2019.
Foreign Currency
The financial statements of the Company’s foreign subsidiaries whose functional currencies are the local currencies are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, stockholders’ equity at the historical rates of exchange, and income and expense amounts at the average exchange rate for the period. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in “Accumulated other comprehensive income” as equity in the consolidated balance sheet. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2020 and 2019
Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses resulting from foreign currency transactions are included within “Other income (expense), net” in the consolidated statement of operations. For the years ended December 31, 2020 and 2019, foreign currency transaction loss amounted to $1.7 million and $1.2 million, respectively.
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
The following recent accounting pronouncements issued by the FASB, could have a material effect on our

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2020 and 2019
financial statements:
Recently Adopted Accounting Standards
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of their classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases today. ASC 842 supersedes the previous leases standard, ASC 840 Leases. The standard is effective for non-public business entities and emerging growth companies for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company adopted ASC 842 effective January 1, 2020, utilizing the modified retrospective method and accordingly did not recast comparative period financial information. Upon adoption, the Company recorded an initial operating lease right-of-use asset of $2.5 million, prepaid rent of $0.1 million and an associated operating lease liability of $2.6 million primarily related to real estate leases.
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
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement: Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements for fair value measurements. The modifications removed the following disclosure requirements: (i) the amount of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) the policy for timing of transfers between levels; and (iii) the valuation processes for Level 3 fair value measurements. This ASU added the following disclosure requirements: (i) the changes in unrealized gains and losses for the period included in other comprehensive income, or OCI, for recurring Level 3 fair value measurements held at the end of the reporting period; and (ii) the range and weighted average of significant observable inputs used to develop Level 3 fair value measurements. This update is effective for non-public entities for annual and interim periods beginning after December 15, 2020, with early adoption permitted. As the requirements of this literature are disclosure only, ASU 2018-13 will not impact our financial condition or results of operations.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2020 and 2019
3.     Balance Sheet Accounts
Inventory, Net

	December 31,
	2020	2019

	(in thousands)
Raw materials	$5,450	$5,506
Work in process	1,121	1,200
Finished goods	16,639	21,954
	$23,210	$28,660

As of December 31, 2020, $2.0 million of inventory was on consignment.
Prepaid Expenses and Other Current Assets

	December 31,
	2020	2019

	(in thousands)
Prepaid insurance	$2,115	$2,371
Prepaid raw materials and accessories	164	1,885
Prepaid taxes	528	1,234
Other	2,632	1,267
	$5,439	$6,757

Property and Equipment, Net

	December 31,
	2020	2019

	(in thousands)
Machinery and equipment	$9,232	$8,045
Building improvements	6,456	6,443
Furniture and fixtures	4,092	3,614
Building	2,472	2,472
Leasehold improvements	2,065	2,101
Land	802	802
Vehicles	399	463
Construction in process	317	—
Total	25,835	23,940
Less: Accumulated depreciation and amortization	(9,633)	(7,522)
	$16,202	$16,418

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2020 and 2019
For the years ended December 31, 2020 and 2019, depreciation and amortization expense related to property and equipment was $2.4 million and $2.7 million, respectively.
The Company entered into finance leases relating to equipment and vehicles and recorded the fair value of the lease payments on the initial contract date and is amortizing the assets over the term of the leases. As of December 31, 2020 and 2019, the gross asset value for finance lease assets was $1.4 million and $1.5 million, respectively. Depreciation expense for assets under finance leases was $80,000 and $84,000 for the years ended December 31, 2020 and 2019, respectively.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2020 and 2019
Accrued Liabilities
Accrued liabilities consisted of the following:

	December 31,
	2020	2019

	(in thousands)
Performance bonus	$2,406	$2,080
Payroll and related expenses	2,781	1,996
Bonus feature of stock option grants	5,992	4,212
Operating lease liabilities - current	788	—
Commissions	628	522
Professional and legal services	439	500
Short-term minimum lease payments under finance leases	160	258
Warranty reserve	237	313
Advisory board and board of director related expenses	80	124
Other	1,021	672
	$14,532	$10,677

Other Liabilities, Short-Term
Other liabilities, short-term consisted of the following:

	December 31,
	2020	2019

	(in thousands)
Contingent equity consideration (see Note 5)	$—	$922
Deferred revenue	1,214	785
Cash payable for asset acquisitions	432	492
	$1,646	$2,199

Other Liabilities, Long-Term
Other liabilities, long-term consisted of the following:

	December 31,
	2020	2019

	(in thousands)
Deferred revenue	$1,860	$1,344
Cash payable for asset acquisitions	425	781
Other	47	336
	$2,332	$2,461

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2020 and 2019
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
The Company’s goodwill and most intangibles at December 31, 2020 are the result of acquisitions of certain assets formerly owned by VeriTeQ Corporation in November 2015, Femiline AB in November 2017 and Orion Trading S.r.l in August 2020, and business acquisitions of Establishment Labs Brasil Productos para Saude Ltda. in January 2016, European Distribution Center Motiva BVBA in March 2016 and Motiva Implants France in September 2016. Finite-lived intangibles are amortized over their estimated useful lives based on expected future benefit.
In addition to the intangibles acquired, the Company capitalized certain patent and license rights as identified intangibles based on patent and license rights agreements entered into over the past several years. Additionally, the Company capitalized certain software development costs.
There were no changes in the carrying amount of goodwill during the year ended December 31, 2020:

	Balance as of January 1, 2020	Additions	Accumulated Impairment Losses	Balance as of December 31, 2020

	(in thousands)
Goodwill	$465	$—	$—	$465

The carrying amounts of these intangible assets other than goodwill as of December 31, 2020 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives

	(in thousands)			(in years)
Patents and license rights	$1,736	$(951)	$785	7-12
Customer relationships	2,033	(1,297)	736	4-10
510(k) authorization	567	(194)	373	15
Developed technology	62	(46)	16	10
Capitalized software development costs	2,203	(302)	1,901	2-5
Other	75	(29)	46	2-5
Capitalized patents and license rights not yet amortized	291	—	291
	$6,967	$(2,819)	$4,148

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2020 and 2019
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

The amortization expense associated with intangible assets was $0.9 million and $0.6 million for the year ended December 31, 2020 and 2019, respectively. Non-product related amortization is recorded in SG&A while product related amortization is recorded in cost of revenue.
As of December 31, 2020, the amortization expense related to identifiable intangible assets, with definite useful lives, in future periods is expected to be as follows:

Year Ending December 31,	(in thousands)
2021	$1,140
2022	816
2023	558
2024	533
2025	335
Thereafter	475
Total	$3,857

The Company evaluates the recoverability of goodwill and indefinite-lived intangible assets annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. As of December 31, 2020, there has been no impairment of goodwill or intangible assets based on the qualitative assessments performed by the Company.
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
For the Years Ended December 31, 2020 and 2019
The fair value hierarchy defines a three-level valuation hierarchy for disclosure of fair value measurements as follows:
▪Level I    Unadjusted quoted prices in active markets for identical assets or liabilities;
▪Level II    Inputs other than quoted prices included within Level I that are observable, unadjusted quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities; and
▪Level III     Unobservable inputs that are supported by little or no market activity for the related assets or liabilities.
The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy at period end:

	Fair Value Measurements at December 31, 2020
	Total	Level 1	Level 2	Level 3

	(in thousands)
Liabilities
Madryn put option liability	$1,440	$—	$—	$1,440
	$1,440	$—	$—	$1,440

	Fair Value Measurements at December 31, 2019
	Total	Level 1	Level 2	Level 3

	(in thousands)
Liabilities
Madryn put option liability	$3,072	$—	$—	$3,072
Acquisition-related contingent consideration	922	—	—	922
	$3,994	$—	$—	$3,994

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
Valuation of the embedded derivatives is complex and requires interest rate simulation, estimating the resultant bond valuation and the resultant pay-off to the option holder. The Company estimated the fair value of the

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2020 and 2019
embedded redemption options based on a “with” and “without” approach using the Black-Derman-Toy model, a form of the Binomial Lattice Model that captures interest rate variability and the prepayment optionality. The Binomial Lattice Model allows for the possibility of exercise before the end of the option’s life and considers future interest rates, volatility and other data with regards to the Company’s credit rating and credit spread. The value of the embedded derivatives was based on the difference between the “with” and “without” analysis. The probability of a change in control occurring was determined to be 50% at December 31, 2020 and December 31, 2019.
The Company used the following assumptions to value Madryn derivatives:
Put Option Liability (Madryn)

	December 31, 2020	December 31, 2019
Interest rate volatility	19.7%	21.4%
Market yield rate	7.9%	10.1%
Term (in years)	4.82	5.75
Dividend yield	—%	—%

On November 17, 2017, the Company and Femiline AB and Johan Anderson, or the Seller, entered into an agreement to purchase certain assets from the Seller. The assets purchased included all existing inventory previously sold by the Company to the Seller, all customer relationships and a covenant not to compete. The aggregate purchase price for the assets purchased was 100,000 Class A Ordinary shares of the Company, contingently issuable upon achievement of specific milestones. Based on the valuation of the Company’s shares performed by a valuation specialist, the contingently issuable shares had an aggregate value of $1.0 million calculated as a product of contingently issuable shares and estimated fair value per share on the date of the agreement. As of December 31, 2020, the Company has issued 100,000 shares to the Seller after the milestones for fiscal 2018, 2019 and 2020 were met. Prior to the full issuance of shares, the fair value of the contingently issuable shares was determined using the closing price of the Company’s publicly traded shares.
The estimates are based, in part, on subjective assumptions and could differ materially in the future. During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at fair value using Level 3 inputs. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the years ended December 31, 2020 and 2019.
The fair value of the debt redemption feature liability includes the estimated volatility and risk-free rate. The higher/lower the estimated volatility, the higher/lower the value of the debt redemption feature liability. The higher/lower the risk-free interest rate, the higher/lower the value of the debt redemption feature liability.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2020 and 2019
The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments as follows:

	Acquisition-related Contingent Consideration	Put Option Liability (Madryn)
Balance at December 31, 2018	$1,828	$4,768
Issuance of financial instruments	—	1,356
Change in fair value	(276)	(3,052)
Settlement	(630)	—
Balance at December 31, 2019	922	3,072
Change in fair value	(304)	(1,632)
Settlement	(618)	—
Balance at December 31, 2020	$—	$1,440

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
Pursuant to the June 2019 amendment, the Company became eligible to borrow an additional $10.0 million (Term B-3) and $15.0 million (Term B-4) on or before September 30, 2019 and December 31, 2019, respectively. The Company borrowed the available funds under both tranches equal to $25.0 million on August 12, 2019, bringing up the total outstanding principal balance to $65.0 million as of December 31, 2020.
In connection with the Madryn Credit Agreement, the Company and certain of its subsidiaries, granted a security interest in substantially all of their respective assets, including, without limitation, intellectual property, and pledges of certain shares of the Company’s subsidiaries, subject to certain excluded collateral exceptions.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2020 and 2019
Prior to the effectiveness of the June 17, 2019 amendment, borrowings under the Madryn Credit Agreement bore interest at a rate equal to 3-month LIBOR plus 11.0% per annum. As of the amendment on June 17, 2019, borrowings under the Madryn Credit Agreement bear interest at a rate equal to 3-month LIBOR plus 8.0% per annum provided that no default has occurred. In an event of a default, the interest would increase by an additional 4.0% per annum. The effective interest rate under the amended Madryn Credit Agreement is 18.4%, and the weighted average interest rate was approximately 10.6% at December 31, 2020. The Company incurred $7.6 million and $6.2 million in interest expense in connection with Madryn Credit Agreement during the years ended December 31, 2020 and 2019, respectively, including $0.7 million and $0.3 million of direct costs to amend the Madryn Credit Agreement in August 2020 and June 2019, respectively, which were expensed as interest expense. No principal payments are due on the term loans until the final maturity date on September 30, 2025.
The Company also determined that the Madryn Credit Agreement contained put options which are mandatory repayment provisions related to liquidity events or an event of default and a call option related to voluntary repayment option. The Company allocated a fair value of $15.1 million for these embedded derivatives as a debt discount on the original commitment date in August 2017. An additional $5.0 million and $1.6 million debt discount was recorded on respective borrowing dates when the Company met the required milestones and borrowed an additional $10.0 million in the fourth quarter of fiscal 2017 and $25.0 million in August 2019. The Company revalues the embedded derivatives as of each reporting period and records the change in the fair value in the consolidated statement of operations as other income or expense (see Note 5). The Company also incurred legal expenses of $1.3 million in 2017 and $0.3 million in August 2019, which were recorded as a debt discount and are being amortized over the term of the Madryn Credit Agreement.
The Company recorded Madryn debt on the balance sheet as follows:

	December 31,
	2020	2019

	(in thousands)
Principal	$65,000	$65,000
Net unamortized debt discount and issuance costs	(15,168)	(16,858)
Net carrying value of Madryn debt	$49,832	$48,142

As of December 31, 2020, the Company is in compliance with all financial debt covenants.
7.     Leases
The Company has adopted ASU No. 2016-02, Leases (Topic 842) as of December 31, 2020, utilizing the simplified transition method and accordingly will not recast comparative period financial information. The Company determines if an arrangement is, or contains, a lease at the inception date of the contract. The Company has elected an expedient to account for each separate lease component and its associated non-lease components as a single lease component for the majority of its asset classes.

The Company recognizes lease liabilities and right-of-use, or ROU, assets upon commencement for all leases with a term greater than 12 months. The Company has elected an expedient not to recognize leases with a lease term of 12 months or less on the balance sheet. These short-term leases are expensed on a straight-line basis over the lease term.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date of the lease based on the present value of lease payments over the lease term. When the rate implicit to the lease cannot be readily determined, the Company utilizes its incremental borrowing rate in determining the present value of the future lease payments. Lease liabilities are accreted each period and reduced for payments. The ROU asset also includes other adjustments, such as for the effects of escalating rents, rent abatements or initial lease costs. The lease term may include periods covered by

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2020 and 2019
options to extend or terminate the lease when it is reasonably certain that the Company will exercise a renewal option, or reasonably certain it will not exercise an early termination option. For operating leases, lease expense for minimum lease payments is recognized on a straight-line basis over the expected lease term. For finance leases, the ROU asset depreciates on a straight-line basis over the shorter of the lease term or useful life of the ROU asset and the lease liability accretes interest based on the interest method using the discount rate determined at lease commencement.

The Company has operating leases for facilities and office space as well as finance leases for equipment and vehicles. Operating lease assets and the related lease liabilities are included within the right-of-use assets—operating leases. The determination of whether an arrangement is, or contains, a lease is performed at the inception of the arrangement. The Company has operating and finance leases for certain facilities, office space, equipment, and vehicles to be used in its operations, with remaining lease terms ranging from monthly to 8 years. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at the election of the Company to renew or extend the lease for additional years. These optional periods have not been considered in the determination of the ROU or lease liabilities associated with these leases as management did not consider it reasonably certain it would exercise the options. Short-term leases, which have an initial term of 12 months or less, are not recorded in the balance sheet and expense for these leases is recognized on a straight-line basis over the lease term.

The Company’s lease agreements do not contain any termination options, material residual value guarantees, material bargain purchase options or material restrictive covenants. The Company does not have any lease transactions with related parties.
Total lease cost includes the following components for the year ended December 31, 2020:

(in thousands)
Operating lease expense cost	$644

Finance Lease Costs
Interest expense	24
Amortization expense	80
Total finance lease costs	$104

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2020 and 2019

December 31, 2020
Supplemental balance sheet information	(in thousands)
Operating leases
Operating lease right-of-use assets	$2,610
Operating lease liabilities - short-term	788
Operating lease liabilities - long-term	1,923
Total operating lease liabilities	$2,711

Finance leases
Finance lease right-of-use assets	$313
Finance lease liabilities - short-term	160
Finance lease liabilities - long-term	28
Total finance lease liabilities	$188

Weighted-average remaining lease term (years)
Operating leases	6.2
Finance leases	1.0

Weighted-average discount rate (%)
Operating leases	10.5%
Finance leases	9.1%

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2020 and 2019

December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities	(in thousands)
Operating cash outflows from operating leases	$137
Operating cash outflows from finance leases	$24
Financing cash outflows from finance leases	$277

ROU assets obtained in exchange for new lease liabilities
Operating leases	$355
Finance leases	$—

Maturities of lease liabilities as of December 31, 2020 were as follows:

Years Ending December 31,	Operating Leases	Finance Leases
	(in thousands)
2021	$661	$168
2022	594	29
2023	565	—
2024	532	—
2025	449	—
Thereafter	878	—
Total future minimum lease payments	3,679	197
Less: Amount of lease payments representing interest	(968)	(9)
Present value of future minimum lease payments	$2,711	$188

8.    Shareholders’ Equity
Under the Memorandum of Association and Articles of Association, or Articles, in effect as of December 31, 2020 and 2019, the Company had authorized an unlimited number of common shares with no par value.
As of December 31, 2020 and 2019, 23,925,789 and 21,057,040 shares, respectively, of common shares were issued and 23,517,719 and 20,648,970 shares, respectively, were outstanding.
During the year ended December 31, 2020, the Company granted stock options to employees and contractors (see Note 10).

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2020 and 2019
The Company had reserved common shares for future issuances at December 31:

	2020	2019
Warrants to purchase shares	5,500	5,500
Options to purchase shares	2,012,960	1,837,576
Remaining shares available under the 2018 Equity Incentive Plan	1,641,112	1,312,648
Shares issuable on vesting of restricted stock awards	48,624	128,682
Remaining shares available under the 2018 ESPP	474,000	287,000
Total	4,182,196	3,571,406

9.    Warrants
In March 2017, the Company issued warrants for the purchase of 145,000 Class B ordinary shares to parties related to Rockport Ventures, with a fixed exercise price of $3.80 per share.
During the year ended December 31, 2020, no warrants were exercised. As of December 31, 2020 and 2019, 5,500 warrants to purchase the Company’s common shares were outstanding and exercisable:

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
In 2018, the Board of Directors terminated the 2015 Plan and approved the 2018 Equity Incentive Plan, or the 2018 Plan, with an initial reserve of 1,500,000 shares of the Company’s common shares. Under the 2018 Plan, the Company may grant share options, equity appreciation rights, and restricted shares and restricted share units. If an award granted under the 2018 Plan expires, terminates, is unexercised, or is forfeited, or if any shares are surrendered in connection with an incentive award, the shares subject to such award and the surrendered shares become available for further awards under the 2018 Plan.
Pursuant to the “evergreen” provision contained in the 2018 Plan, the number of common shares reserved for issuance under the 2018 Plan automatically increases on first day of each fiscal year, commencing on January 1, 2019, in an amount equal to the least of (1) 750,000 shares, (2) 4% of the total number of the Company’s common shares outstanding on the last day of the preceding fiscal year, or (3) a number of common shares as may be determined by the Company’s Board of Directors prior to any such increase date. On January 1, 2019 and 2020, the number of common shares authorized for issuance increased automatically by 750,000 shares each in accordance with the evergreen provision, increasing the number of common shares reserved under the 2018 Plan to 3,000,000. On January 1, 2021 the number of common shares authorized for issuance increased automatically by another 750,000 shares increasing the number of common shares reserved under the 2018 Plan to 3,750,000.
During the periods presented, the Company recorded the following share-based compensation expense for stock

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2020 and 2019
options and restricted stock awards:

	Year Ended December 31,
	2020	2019

	(in thousands)
Sales, general and administrative	$4,203	$5,021
Research and development	1,518	1,505
Total	$5,721	$6,526

Stock Options

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2019	1,837,576	$14.54	8.06	$24,122
Granted (weighted-average fair value of $12.93 per share)	492,286	22.26
Exercised	(143,402)	8.70
Forfeited/canceled	(173,500)	16.05
Balances at December 31, 2020	2,012,960	$16.71	7.75	$42,126

As of December 31, 2020, 938,585 options were vested and exercisable with weighted-average exercise price of $11.31 per share and a total aggregate intrinsic value of $24.7 million.
During the year ended December 31, 2020, 143,402 options were exercised at a weighted-average price of $8.70 per share. The intrinsic value of the options exercised during the years ended December 31, 2020 and 2019 was $1.9 million and $1.5 million, respectively. Upon the exercise of stock options, the Company issued new shares from its authorized shares.
At December 31, 2020, unrecognized compensation expense was $7.2 million related to stock options granted to employees and Board of Directors and $2.9 million related to stock options granted to consultants. The weighted-average period over which such compensation expense will be recognized is 2.3 years.
Stock Options Granted to Employees
Share-based compensation expense for employees is based on the grant date fair value. The Company recognizes compensation expense for all share-based awards ratably on a straight-line basis over the requisite service period of the awards, which is generally the vesting term of four years. During the year ended December 31, 2020 and 2019, the Company recognized $2.8 million and $2.2 million, respectively, of stock-based compensation expense for stock options granted to employees.
The Company uses the Black-Scholes option valuation model to value options granted to employees and consultants, which requires the use of highly subjective assumptions to determine the fair value of share-based awards. The assumptions used in the Company’s option-pricing model represent management’s best estimates. These estimates are complex, involve a number of variables, uncertainties and assumptions and the application of management’s judgment. If factors change and different assumptions are used, the Company’s share-based compensation expense could be materially different in the future. The assumptions and estimates that the Company uses in the Black-Scholes model are as follows:
▪Fair Value of Common Shares. Following the IPO in 2018, the closing price of the Company’s publicly-traded common shares on the date of grant is used as the fair value of the shares. Prior to the IPO, the

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2020 and 2019
fair value of ordinary shares was estimated on a periodic basis by the Company’s Board of Directors, with the assistance of an independent third-party valuation firm. The Board of Directors intended all options granted to be exercisable at a price per share not less than the estimated per share fair value of the shares underlying those options on the date of grant.
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
The fair value of stock options granted to employees was estimated using the following assumptions:

	Year Ended December 31,
	2020	2019
Volatility	55.0% - 60.0%	56.0%
Risk-free interest rate	0.4% - 1.5%	1.6% - 2.6%
Term (in years)	6.25	6.25
Dividend yield	0%	0%

Stock Options Granted to Non-Employees
Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned using an accelerated attribution method. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered. For the years ended December 31, 2020 and 2019, the Company recognized expense of $2.3 million and $3.2 million, respectively for stock options granted to consultants.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2020 and 2019
The fair value of stock options granted to consultants was estimated using the following assumptions during the following periods presented:

	Year Ended December 31,
	2020	2019
Volatility	56.0% - 60.0%	56.0% - 57.0%
Risk-free interest rate	0.6% - 1.6%	1.7% - 2.1%
Term (in years)	10.0	10.0
Dividend yield	0.0%	0.0%

Restricted Stock
Each vested RSA entitles the holder to be issued one common share. These awards vest according to a vesting schedule determined by the Compensation Committee of the Company’s Board of Directors, generally over a one to four year period.
The following table represents RSA activity for fiscal 2020:

	Restricted Stock Awards	Weighted- Average Grant Date Fair Value
Outstanding unvested at December 31, 2019	128,682	$11.81
Granted	—	—
Vested	(70,910)	12.45
Forfeited/canceled	(9,148)	9.55
Outstanding unvested at December 31, 2020	48,624	$11.32

The fair value of restricted stock is the grant date market value of common shares. The Company recognizes share-based compensation expense related to restricted stock using a straight-line method over the vesting term of the awards. The share-based compensation expense for RSAs that vested during the year ended December 31, 2020 and 2019, was $0.6 million and $1.1 million, respectively, which was calculated based on the market value of the Company’s common shares on the applicable date of vesting.
As of December 31, 2020, we had unrecognized share-based compensation cost of approximately $0.4 million associated with unvested restricted stock awards. This cost is expected to be recognized over a weighted-average period of approximately 0.8 years.
11.    Asset Acquisitions
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
For the Years Ended December 31, 2020 and 2019
equal to the true-up value of the inventory not to exceed €0.1 million, or approximately $0.1 million.
The purchase price and allocation of purchase price were as follows:

Purchase Price:	(in thousands)
Cash consideration	$340
Cash paid for inventory	807
Total purchase price	$1,147

Allocation of Purchase Price:	(in thousands)
Inventory	$1,009
Customer relationships	138
Total purchase price allocated	$1,147

As of December 31, 2020, the Company has fully paid for the Italy asset acquisition.
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

As of December 31, 2020, the Company has fully paid for the Austria asset acquisition.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2020 and 2019
12.    Income Taxes
For the year ended December 31, loss before income tax provision consisted of the following:

	2020	2019
	(in thousands)
Costa Rica operations	$(8,872)	$5,022
Non-Costa Rica operations	(29,145)	(42,532)
	$(38,017)	$(37,510)

As of December 31, the income tax provision consisted of the following:

	2020	2019
	(in thousands)
Current
Costa Rica	$—	$—
Non-Costa Rica	378	640
Total current	378	640
Deferred
Costa Rica	—	—
Non-Costa Rica	(274)	—
Total deferred	(274)	—
Total provision	$104	$640

The items accounting for the difference between income taxes computed at the Costa Rica statutory income tax rate and the income tax provision consisted of the following at December 31:

	2020		2019
	(in thousands)
Tax benefit at Costa Rica statutory rate	$(11,405)	30%	$(11,253)	30%
Foreign tax rate differential	5,252	(14)	10,623	(29)
Tax rate changes	4	—	6	—
Return to provision adjustment	(559)	2	391	(1)
Tax credits	(82)	—	(56)	—
Change in valuation allowance	4,071	(11)	2,271	(6)
Tax holiday adjustment (benefit)	2,636	(7)	(1,507)	4
Other	187	—	165	—
Total provision for income taxes	$104	—%	$640	(2)%

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2020 and 2019
The Company's tax holiday benefit was related to the Company’s subsidiary in Costa Rica which enjoyed a zero percent tax rate for the years ended December 31, 2020 and 2019. The zero percent tax holiday was granted in August 2018 for a period of 8 years through the year 2026.
As of December 31, the components of the Company's deferred tax assets and liabilities are as follows:

	2020	2019
	(in thousands)
Accruals and reserves	$133	$128
Intangibles	113	93
Stock compensation	197	206
Net operating loss	11,868	7,842
R&D credits	116	85
Other	179	(93)
Valuation allowance	(12,332)	(8,261)
Total net deferred tax assets	$274	$—

As of December 31, 2020, the Company assessed that it is more-likely-than-not that it will not realize its deferred tax assets based on the absence of sufficient positive objective evidence that it would generate sufficient taxable income in its Costa Rica, Brazil and U.S. tax jurisdictions to realize the deferred tax assets. The Company intends to continue maintaining a full valuation allowance on its deferred tax assets in these jurisdictions until there is sufficient evidence to support the reversal of all or some portion of these allowances.
As of December 31, 2020, the Company has U.S. and California tax credit carryforwards of approximately $0.1 million in total. The federal research credits begin to expire in 2037. However, the California research credits can be carried forward indefinitely.
As of December 31, 2020, the Company had U.S. federal, states, U.K. and Brazil net operating losses of approximately $27.7 million, $5.3 million, $0.2 million and $16.9 million, respectively. The U.S. federal net operating losses of $4.3 million generated prior to 2018 and state net operating losses will begin to expire December 31, 2030. The U.S. federal net operating losses generated in 2018 and future years will be carried forward indefinitely. Brazil net operating losses can be carried forward indefinitely.
The United States federal and California laws impose restrictions on the utilization of net operating loss carryforwards and R&D credit carryforwards in the event of a change in ownership of the Company, which constitutes an “ownership change” as defined by Internal Revenue Code Sections 382 and 383. Generally, an ownership change occurs if the percentage of the value of the shares that are owned by one or more direct or indirect “five percent shareholders” increases by more than 50% over their lowest ownership percentage at any time during the applicable testing period. If the Company has experienced an “ownership change” at any time since our formation, it already be subject to limitations on our ability to utilize our existing net operating losses and other tax attributes. The Company did not experience an ownership change in the past that would materially impact the availability of its net operating losses and tax credits. Nevertheless, future changes in our share ownership, which may be outside of our control, may trigger an “ownership change” and, consequently, Section 382 and 383 limitations. The Company has not completed a Section 382 and 383 analysis to determine if an ownership change has occurred. Until such analysis is completed, the Company cannot be sure that the full amount of the existing net operating loss carryforwards will be available to us, even if the Company does generate taxable income before their expiration. In addition, under the newly enacted U.S. federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2020 and 2019
Discontinuation of preferential tax treatments the Company currently enjoys or other unfavorable changes in tax law could result in additional compliance obligations and costs. The Company is currently the beneficiary of a tax holiday in Costa Rica pursuant to which it is subject to a tax at a 0% rate. However, there can be no assurance that the Company will continue to qualify for or receive such favorable tax treatment. If the Company fails to maintain such favorable tax treatment it may be subject to tax in Costa Rica at a significantly higher rate.
A tax authority may disagree with tax positions that the Company has taken, which could result in increased tax liabilities. For example, the U.S. Internal Revenue Service or another tax authority could challenge the amounts paid between the Company and its subsidiaries pursuant to our intercompany arrangements and transfer pricing policies. A tax authority may take the position that material income tax liabilities, interest and penalties are payable by the Company, in which case, the Company expects that the it might contest such assessment. Contesting such an assessment may be lengthy and costly and, if the Company is unsuccessful in disputing the assessment, the implications could increase our anticipated effective tax rate, where applicable. In addition, the Company may be subject to additional tax liabilities, which could materially and adversely affect our business, financial condition and results of operations. The application, interpretation and enforcement of the value-added tax, or VAT, and other taxes and related regulations applicable to medical device companies are complex and evolving.
The Company conducts operations in multiple jurisdictions and is subject to certain taxes, including income, sales and use, employment, value added and other taxes, in the United States and other jurisdictions in which the Company does business. A change in the tax laws in the jurisdictions in which the Company does business, including an increase in tax rates or an adverse change in the treatment of an item of income or expense, possibly with retroactive effect, could result in a material increase in the amount of taxes incurred.
Our determination of our tax liability is subject to review by applicable U.S. and foreign tax authorities. Any adverse outcome of such a review could harm our operating results and financial condition. The determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment and, in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is complex and uncertain. Moreover, as a multinational business, the Company has subsidiaries that engage in many intercompany transactions in a variety of tax jurisdictions where the ultimate tax determination is complex and uncertain. The taxing authorities of the jurisdictions in which the Company operates may challenge our methodologies, which could impact our financial position and operating results. Historically, the Company has allocated some of our employees’ and contractors’ time across multiple business entities in the international jurisdictions in which the Company operates. If the Company determined that it had misclassified the employees’ or contractors’ employment status or certain of our expenditures under local laws, the Company may be subjected to penalties or be required to pay withholding taxes for, extend employee benefits to, provide compensation for unpaid overtime to, or otherwise incur substantially greater expenses with respect to such employees and contractors. Any of the foregoing circumstances could have a material adverse impact on our operating results and financial condition.
The Company is periodically reviewed and audited by tax authorities with respect to income and non-income taxes. Tax authorities may disagree with certain positions the Company has taken, and we may have exposure to additional income and non-income tax liabilities which could have an adverse effect on our operating results and financial condition. Such authorities could impose additional taxes, interest and penalties, claim that various withholding requirements apply to the Company or our subsidiaries or assert that benefits of tax treaties are not available to the Company or our subsidiaries. In addition, the Company’s future effective tax rates could be favorably or unfavorably affected by changes in tax rates, changes in the valuation of our deferred tax assets or liabilities, the effectiveness of our tax planning strategies, or changes in tax laws or their interpretation. Such changes could have an adverse impact on our financial condition.
As a result of these and other factors, the ultimate amount of tax obligations owed may differ from the amounts recorded in our financial statements and any such difference may harm our operating results in future periods in which the Company changes the estimates of our tax obligations or in which the ultimate tax outcome is determined.
A non-U.S. corporation will be classified as a passive foreign investment company, or PFIC, for U.S. federal income tax purposes, in any taxable year in which either (1) at least 75% of its gross income is passive income; or (2) at least 50% of the average quarterly value of its total gross assets is attributable to assets that produce

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2020 and 2019
“passive income” or are held for the production of passive income. Based on the project composition of our income and valuation of our assets, the Company does not believe it is a PFIC in 2020, and the Company does not expect to be a PFIC for our current taxable year or to become one in the future. However, because our PFIC status is subject to a number of uncertainties, neither the Company nor our tax advisors can provide any assurances regarding our PFIC status. If the Company is a PFIC for any taxable year during which a U.S. holder holds our common shares, the U.S. holder may be subject to adverse tax consequences. U.S. investors should consult their advisors regarding the application of these rules and the availability of any potential elections.
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
Accounting for Uncertainty in Income Taxes
The Company has adopted ASC 740-10 Accounting for Uncertainty in Income Taxes (formerly FIN 48). ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in the Company's income tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company records uncertain tax positions based on a two-step process whereby (1) a determination is made as to whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold the Company recognizes the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. For the years ended December 31, 2020 and 2019 the Company has no material uncertain tax positions. Significant judgment is required in the identification of uncertain tax positions and in the estimation of penalties and interest on uncertain tax positions. The Company has R&D credits in the United States and has recorded reserves of $5,000 which offsets R&D credit deferred tax assets. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within the next 12 months.
As of December 31, 2020, the Company is subject to taxation in Belgium, France, UK, Sweden, Italy, Germany, Austria, and the United States and the Company’s fiscal tax years 2016 through 2020 are subject to examination by the tax authorities.
CARES Act and Consolidated Appropriations Act
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security, or CARES, Act was enacted and signed into law. The CARES Act contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020, changes to depreciation for leasehold improvements, and net operating loss limitations & carrybacks. Additionally, the Consolidated Appropriations Act of 2021 was signed on December 27, 2020 which provided additional COVID relief provisions for businesses. These pieces of legislature did not impact the Company for the 2020 provision.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2020 and 2019
13.    Net Loss Per Share
The following table summarizes the computation of basic and diluted net loss per share for the periods presented:

	Year Ended December 31,
	2020	2019

	(in thousands, except share and per share data)
Numerator:
Net loss	$(38,121)	$(38,150)
Denominator:
Weighted average common shares used for basic and diluted earnings per share	23,316,102	20,541,528

Loss per share:
Basic and diluted	$(1.63)	$(1.86)

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
The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares at December 31:

	2020	2019
Options to purchase shares	1,752,620	1,689,016
Shares issuable on vesting of restricted stock awards	48,624	128,682
Warrants to purchase shares	5,500	5,500
Total	1,806,744	1,823,198

14.    Related Party Transactions
During each of the years ended December 31, 2020 and 2019, the Company recorded revenue of $0.9 million and $0.7 million, respectively, for product sales to Herramientas Medicas, S.A., a distribution company owned by a family member of the Chief Executive Officer of the Company. Accounts receivable owed to the Company from this distribution company amounted to approximately $0.2 million as of December 31, 2020 and 2019.
In 2016, the Company entered into a scientific board advisory agreement with Dr. Manuel Enrique Chacón Quirós, the brother of our Chief Executive Officer, Juan José Chacón Quirós, pursuant to which Dr. Chacón Quirós joined the Company’s Scientific Advisory Board, provided general scientific advice, and served as a clinical investigator, among other services. In exchange for these services, Dr. Chacón Quirós was granted options to purchase 20,580 shares. The grant vested over four years in equal annual installments. Dr. Chacón Quirós resigned from the Company’s Scientific Advisory Board in November 2019.
In 2016, the Company also entered into a separate agreement with Dr. Chacón Quirós to maintain his clinic in Costa Rica as a MotivaImagine Excellence Center and to host and train physicians in the use of the Company

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2020 and 2019
products in relevant procedures, among other services, in exchange for cash reimbursement of up to $4,500 per day that such services are rendered. In December 2020, Dr. Chacón Quirós was granted options to purchase 22,068 shares vesting over four years in equal annual installments, provided that he continues to provide these services at such times. During the years ended December 31, 2020 and 2019, the Company paid Dr. Chacón Quirós approximately $114,000 and $145,000, respectively, for services rendered.
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
The 40 employees in Brazil are represented by a labor union.
16.     Commitments and Contingencies
Contingencies
Periodically, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual or disclosure at December 31, 2020 and 2019 except for contingent equity consideration related to past asset acquisitions (see Note 3).
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
17.    Subsequent Events
Between January 1, 2021 and March 15, 2021, the Board of Directors approved grants of 348,234 shares of stock options under the 2018 Plan at weighted average exercise price equal to $68.98.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESTABLISHMENT LABS HOLDINGS INC.

Dated:	March 15, 2021	By:	/s/ Juan José Chacón Quirós

		Name:	Juan José Chacón Quirós
		Title:	Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Juan José Chacón Quirós	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2021
Juan José Chacón Quirós
/s/ Renee M. Gaeta	Chief Financial Officer (Principal Financial and Accounting Officer) (Authorized Representative in the United States)	March 15, 2021
Renee M. Gaeta
/s/ Nicholas Lewin	Chairman of the Board of Directors	March 15, 2021
Nicholas Lewin
/s/ Lisa N. Colleran	Director	March 15, 2021
Lisa N. Colleran
/s/ Dennis Condon	Director	March 15, 2021
Dennis Condon
/s/ Lisa Gersh	Director	March 15, 2021
Lisa Gersh
/s/ Edward Schutter	Director	March 15, 2021
Edward Schutter