Form 10-Q
period 2021-03-31
ESTABLISHMENT LABS HOLDINGS INC.
filed 2021-05-06
CIK 1688757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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
The number of the registrant’s common shares outstanding as of May 5, 2021 was 23,687,808.

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

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash	$77,950	$84,523
Accounts receivable, net of allowance for doubtful accounts of $1,121 and $1,143	23,777	19,127
Inventory, net	22,377	23,210
Prepaid expenses and other current assets	4,194	5,439
Total current assets	128,298	132,299
Long-term assets:
Property and equipment, net of accumulated depreciation	16,321	16,202
Goodwill	465	465
Intangible assets, net of accumulated amortization	4,126	4,148
Right-of-use operating lease assets, net	2,511	2,610
Other non-current assets	628	664
Total assets	$152,349	$156,388
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$8,994	$9,722
Accrued liabilities	14,408	14,532
Other liabilities, short-term	1,431	1,646
Total current liabilities	24,833	25,900
Long-term liabilities:
Note payable, Madryn, net of debt discount and issuance costs	50,305	49,832
Madryn put option	1,210	1,440
Operating lease liabilities, non-current	1,630	1,923
Other liabilities, long-term	1,820	2,332
Total liabilities	79,798	81,427
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common shares - zero par value, unlimited amount authorized; 24,094,051 and 23,925,789 shares issued at March 31, 2021 and December 31, 2020, respectively; 23,685,981 and 23,517,719 shares outstanding at March 31, 2021 and December 31, 2020, respectively	215,358	213,471
Additional paid-in-capital	28,427	26,717
Treasury shares, at cost, 408,070 shares held at March 31, 2021 and December 31, 2020	(2,854)	(2,854)
Accumulated deficit	(172,194)	(165,246)
Accumulated other comprehensive income	3,814	2,873
Total shareholders’ equity	72,551	74,961
Total liabilities and shareholders’ equity	$152,349	$156,388
The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue	$30,336	$24,481
Cost of revenue	10,246	9,003
Gross profit	20,090	15,478
Operating expenses:
Sales, general and administrative	18,138	18,984
Research and development	4,048	4,199
Total operating expenses	22,186	23,183
Loss from operations	(2,096)	(7,705)
Interest income	4	8
Interest expense	(2,195)	(2,146)
Change in fair value of derivative instruments	230	(1,929)
Change in fair value of contingent consideration	—	440
Other expense, net	(2,726)	(6,190)
Loss before income taxes	(6,783)	(17,522)
Provision for income taxes	(165)	(231)
Net loss	$(6,948)	$(17,753)

Basic and diluted net loss per share	$(0.29)	$(0.79)
Weighted average outstanding shares used for basic and diluted net loss per share	23,827,137	22,456,365

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$(6,948)	$(17,753)
Other comprehensive income:
Foreign currency translation gain	941	2,821
Other comprehensive gain	941	2,821
Comprehensive loss	$(6,007)	$(14,932)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statement of Shareholders’ Equity
(Unaudited) (In thousands, except share data)

	Common Shares		Treasury Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2021	23,925,789	$213,471	(408,070)	$(2,854)	$26,717	$(165,246)	$2,873	$74,961
Stock option exercises	163,034	1,882	—	—	—	—	—	1,882
Share-based compensation	5,939	6	—	—	1,750	—	—	1,756
Shares withheld to cover income tax obligation upon vesting of restricted stock	(711)	(1)	—	—	(40)	—	—	(41)
Foreign currency translation gain	—	—	—	—	—	—	941	941
Net loss	—	—	—	—	—	(6,948)	—	(6,948)
Balance at March 31, 2021	24,094,051	$215,358	(408,070)	$(2,854)	$28,427	$(172,194)	$3,814	$72,551

	Common Shares		Treasury Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2020	21,057,040	$147,688	(408,070)	$(2,854)	$21,214	$(127,125)	$691	$39,614
Issuance of common stock, net of underwriters’ discount and issuance costs	2,628,571	63,855	—	—	—	—	—	63,855
Stock option exercises	39,723	181	—	—	—	—	—	181
Share-based compensation	11,062	11	—	—	1,618	—	—	1,629
Shares withheld to cover income tax obligation upon vesting of restricted stock	(1,383)	(1)	—	—	(33)	—	—	(34)
Foreign currency translation gain	—	—	—	—	—	—	2,821	2,821
Net loss	—	—	—	—	—	(17,753)	—	(17,753)
Balance at March 31, 2020	23,735,013	$211,734	(408,070)	$(2,854)	$22,799	$(144,878)	$3,512	$90,313
The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(6,948)	$(17,753)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	908	833
Provision for doubtful accounts	6	599
Provision for inventory obsolescence	93	137
Share-based compensation	1,756	1,629
Loss from disposal of property and equipment	20	5
Unrealized foreign currency loss, net	3,030	5,845
Amortization of right-to-use asset	101	79
Change in fair value of derivative instruments	(230)	1,929
Change in fair value of contingent consideration	—	(440)
Amortization of debt discount	474	388
Changes in operating assets and liabilities:
Accounts receivable	(5,218)	(171)
Inventory	(698)	438
Prepaid expenses and other current assets	1,217	(660)
Other assets	26	—
Accounts payable	(617)	366
Accrued liabilities	(158)	40
Operating lease liabilities	(95)	(70)
Other liabilities	(221)	4
Net cash used in operating activities	(6,554)	(6,802)
Cash flows from investing activities:
Purchases of property and equipment	(804)	(687)
Cash used in asset acquisitions	(434)	—
Cost incurred for intangible assets	(294)	(262)
Net cash used in investing activities	(1,532)	(949)
Cash flows from financing activities:
Repayments on finance leases	(55)	(76)
Proceeds from issuance of common shares, net of underwriters’ discount and issuance costs	—	63,855
Proceeds from stock option exercises	1,882	181
Tax payments related to shares withheld upon vesting of restricted stock	(41)	(34)
Net cash provided by financing activities	1,786	63,926
Effect of exchange rate changes on cash	(273)	(234)
Net (decrease)/increase in cash	(6,573)	55,941
Cash at beginning of period	84,523	37,655
Cash at end of period	$77,950	$93,596

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Supplemental disclosures:
Cash paid for interest	$1,710	$1,734
Cash paid for income taxes	$10	$1

Supplemental disclosures of non-cash investing and financing activities:
Unpaid balance for property and equipment	$143	$395
Consideration payable related to asset acquisition	$407	$1,257
The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Formation and Business of the Company
Formation and Business of the Company
Establishment Labs Holdings Inc. and its wholly owned subsidiaries (collectively “the Company”, “we”, “us”, or “our”) is a global company that manufactures and markets innovative medical devices for aesthetic and reconstructive plastic surgery. The Company was established in the British Virgin Islands on October 9, 2013, at which time Establishment Labs, S.A., the Costa Rican manufacturing company, was reincorporated as a wholly-owned subsidiary. As of March 31, 2021, the Company also has wholly-owned subsidiaries in the United States (JAMM Technologies, Inc. and Motiva USA LLC), Brazil (Establishment Labs Produtos para Saude Ltda), Belgium (European Distribution Center Motiva BVBA), France (Motiva Implants France SAS), Sweden (Motiva Nordica AB), Switzerland (JEN-Vault AG), the United Kingdom (Motiva Implants UK Limited), Italy (Motiva Italy S.R.L), Spain (Motiva Implants Spain, S.L.), Austria (Motiva Austria GmbH), Germany (Motiva Germany GmbH) and Argentina (Motiva Argentina S.R.L). Substantially all of the Company’s revenues are derived from the sale of silicone gel-filled breast implants, branded as Motiva Implants.
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
The Company is pursuing regulatory approval to commercialize its products in the United States. The Company received approval for an investigational device exemption, or IDE, from the FDA in March 2018 to initiate a clinical trial in the United States for its Motiva Implants. In August 2019, we completed all patient surgeries for the IDE aesthetic cohorts, which include primary augmentation and revision. As of March 31, 2021, we are continuing to enroll subjects in the remaining reconstruction cohorts.
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
2.    Summary of Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2021 as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s audited consolidated financial statements as of December 31, 2020 and 2019 and for the years then ended. Below are those policies with current period updates.
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
The accompanying condensed consolidated financial statements and related financial information should be read

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
in conjunction with the audited consolidated financial statements and the related notes thereto for the years ended December 31, 2020 and 2019 presented in the Company’s Form 10-K filed on March 15, 2021, with the U.S. Securities and Exchange Commission.
The condensed consolidated financial statements include the Company’s accounts and those of its wholly owned subsidiaries as of March 31, 2021 as follows:

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
Unaudited Interim Condensed Consolidated Financial Information
The accompanying interim condensed consolidated financial statements as of March 31, 2021 and for the three months ended March 31, 2021 and 2020, and the related interim information contained within the notes to the condensed consolidated financial statements, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to state fairly the Company’s financial position as of March 31, 2021, and the results of its operations and cash flows for the three months ended March 31, 2021 and 2020. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full fiscal year 2021, or for any future period.
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
For the three months ended March 31, 2021 and 2020 Brazil accounted for 10.6% and 10.0% of consolidated revenue, respectively, and no other individual country exceeded 10% of consolidated revenue, on a ship-to destination basis.
The majority of the Company’s consolidated total assets, including cash and tangible assets, is held in the United States. The Company’s long-lived assets, which primarily consist of property and equipment and intangible assets located in Costa Rica represented 78% and 80% of the total long-lived assets as of March 31, 2021 and December 31, 2020, respectively.
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
Substantially all of the Company’s revenues were derived from the sale of Motiva Implants. During the three months ended March 31, 2021 and 2020, no customer accounted for more than 10% of the Company’s revenue. No customer accounted for more than 10% of the Company’s trade accounts receivable balance as of March 31, 2021 or December 31, 2020.
The Company relies on Avantor, Inc., formerly known as NuSil Technology, LLC, or NuSil, as the sole supplier of medical-grade silicone used in Motiva Implants. During the three months ended March 31, 2021 and 2020, the Company had purchases of $4.3 million, or 55.8% of total purchases, and $5.0 million, or 64.9% of total purchases, respectively, from NuSil. As of March 31, 2021 and December 31, 2020, the Company had an outstanding balance owed to this vendor of $1.6 million and $1.3 million, respectively.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus, or COVID-19, as a pandemic which has spread globally, including locations where the Company does business. This outbreak caused a material disruption of the operations of the Company and its suppliers and customers in fiscal 2020 and resulted in delayed clinical trial enrollment within the reconstruction cohorts of its IDE clinical trial in the United States. However, the impact from the COVID-19 outbreak has not had a material effect on the Company’s liquidity or financial position. The full extent of any future impact of the continuing outbreak, related business and travel restrictions and changes to behavior intended to reduce its spread are uncertain and continues to evolve globally. Management continues to monitor the impact that the COVID-19 pandemic is having on the Company, the breast aesthetics and reconstruction market and the economies in which the Company operates. The Company anticipates that its future results of operations, including the results for 2021 could be materially impacted by the COVID-19 outbreak. However, given the speed and frequency of continuously evolving developments with respect to this pandemic, the Company cannot reasonably estimate the magnitude of the potential impact to the results of its operations. To the extent that the Company’s customers continue to be materially and adversely impacted by the COVID-19 outbreak, this could materially interrupt the Company’s business operations.
Cash
The Company’s cash consists of cash maintained in checking and interest-bearing accounts. The majority of the Company’s cash is held at two financial institutions in the United States. The Company accounts for financial instruments with original maturities of three months or less at the date of purchase as cash equivalents. The Company held no cash equivalents as of March 31, 2021 or December 31, 2020.
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
Inventory and Cost of Revenue
Inventory is stated at the lower of cost to purchase or manufacture the inventory or the net realizable value of such inventory. Cost is determined using the standard cost method which approximates actual costs using the first-in, first-out basis. The Company regularly reviews inventory quantities considering actual losses, projected future demand, and remaining shelf life to record a provision for excess and slow-moving inventory. An inventory reserve of $1.7 million and $1.6 million has been recorded as of March 31, 2021 and December 31, 2020, respectively.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Shipping and Handling Costs
Shipping and handling costs are expensed as incurred and are included in selling, general and administrative, or SG&A, expenses. For the three months ended March 31, 2021 and 2020, shipping and handling costs were $1.2 million and $0.8 million, respectively.
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
The Company recognizes revenue when title to the product and risk of loss transfer to customers, provided there are no remaining performance obligations required of the Company or any written matters requiring customer acceptance. The Company allows for the return of product from direct customers in certain regions in limited instances within fifteen days after the original sale and records estimated sales returns as a reduction of sales in the same period revenue is recognized. Appropriate reserves are established for anticipated sales returns based on historical experience, recent gross sales and any notification of pending returns. Actual sales returns in any future period are inherently uncertain and thus may differ from the estimates. If actual sales returns differ significantly from the estimates, an adjustment to revenue in the current or subsequent period is recorded. As of March 31, 2021 and December 31, 2020, an allowance of zero and $54,000 was recorded for product returns, respectively.
A portion of the Company’s revenue is generated from the sale of consigned inventory maintained at physician, hospital, and clinic locations. For these products, revenue is recognized at the time the Company is notified by the consignee that the product has been implanted, not when the consigned products are delivered to the consignee’s warehouse.
Revenue was generated in these primary geographic markets:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Europe	$12,693	$9,779
Latin America	8,001	7,141
Asia-Pacific/Middle East	9,495	7,471
Other	147	90
	$30,336	$24,481

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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Deferred revenue primarily consists of payments received in advance of meeting revenue recognition criteria. The Company has received payments from distributors to provide distribution exclusivity within a geographic area and recognizes deferred revenue on a ratable basis over the term of such contractual distribution relationship. Additionally, the Company has received payments from customers in direct markets prior to surgical implantation and recognizes deferred revenue at the time the Company is notified by the customer that the product has been implanted. For all arrangements, any revenue that has been deferred and is expected to be recognized beyond one year is classified as long-term deferred revenue and included in “Other liabilities, long-term” on the condensed consolidated balance sheets (see Note 3).
Research and Development
Costs related to research and development, or R&D, activities are expensed as incurred. R&D costs primarily include personnel costs, materials, clinical expenses, regulatory expenses, product development, consulting services, and outside research activities, all of which are directly related to research and development activities.
The Company estimates IDE clinical trial expenses based on the services performed, pursuant to contracts with research institutions and clinical research organizations that conduct and manage clinical trials on its behalf. In accruing service fees, the Company estimates the time period over which services will be performed and the level of patient enrollment and activity expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
During the year ended December 31, 2020, there was no impairment of goodwill or intangible assets based on the qualitative assessments performed by the Company. As of March 31, 2021, no triggering events have occurred which would indicate that the acquired intangible asset values may not be recoverable.
Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. There were no impairment charges, or changes in estimated useful lives recorded during the year ended December 31, 2020. As of March 31, 2021, no triggering events have occurred which would indicate that the acquired long-lived asset values may not be recoverable.
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
There were no material uncertain tax positions in fiscal 2020 and for the three months ended March 31, 2021.
Foreign Currency
The financial statements of the Company’s foreign subsidiaries whose functional currencies are the local currencies are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, stockholders’ equity at the historical rates of exchange, and income and expense amounts at the average exchange rate for the period. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in “Accumulated other comprehensive income” as equity in the condensed consolidated balance sheet. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses resulting from foreign currency transactions are included within “Other expense, net” in the condensed consolidated statement of operations. For the three months ended March 31, 2021 and March 31, 2020, foreign currency transaction loss amounted to $2.7 million and $6.2 million, respectively.
Comprehensive Loss
The Company’s comprehensive loss consists of net loss and foreign currency translation adjustments arising from the consolidation of the Company’s foreign subsidiaries.
Share-Based Compensation
The Company measures and recognizes compensation expense for all share-based awards in accordance with the provisions of ASC 718, Stock Compensation. Share-based awards granted include stock options, restricted stock units, or RSUs, and restricted stock awards, or RSAs. Share-based compensation expense for stock options and RSAs granted to employees is measured at the grant date based on the fair value of the awards and is recognized as an expense ratably on a straight-line basis over the requisite service period. The fair value of options to purchase shares granted to employees is estimated on the grant date using the Black-Scholes option valuation model.
The calculation of share-based compensation expense requires the Company to make assumptions and judgments about the variables used in the Black-Scholes model, including the expected term, expected volatility of the underlying common shares, risk-free interest rate and dividends.
Net Income (Loss) Per Share
Basic net income (loss) per share is calculated by dividing the net income (loss) attributable to shareholders by the weighted-average number of shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, any shares issuable upon exercise of warrants, stock options and non-vested restricted stock outstanding under the Company’s equity plan are potentially dilutive securities. Diluted net loss per share is the same as basic net loss per share for periods where the Company reported a net loss because including the dilutive securities would be anti-dilutive.
Reclassifications
Certain reclassifications have been made to prior year amounts to conform to the current year presentation due to the adoption of ASU No. 2016-02, Leases (Topic 842) effective January 1, 2020, using the modified retrospective

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
approach. These reclassifications had no material impact on the results of operations or the cash flows of the Company for the three months ended March 31, 2020.
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
The following recent accounting pronouncements issued by the FASB, could have a material effect on our financial statements:
Recently Adopted Accounting Standards
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement: Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements for fair value measurements. The modifications removed the following disclosure requirements: (i) the amount of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) the policy for timing of transfers between levels; and (iii) the valuation processes for Level 3 fair value measurements. This ASU added the following disclosure requirements: (i) the changes in unrealized gains and losses for the period included in other comprehensive income, or OCI, for recurring Level 3 fair value measurements held at the end of the reporting period; and (ii) the range and weighted average of significant observable inputs used to develop Level 3 fair value measurements. This update is effective for non-public entities for annual and interim periods beginning after December 15, 2020, with early adoption permitted. The Company adopted ASU 2018-13 on January 1, 2021. As the requirements of this literature are disclosure only, ASU 2018-13 did not impact our financial condition or results of operations.
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
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in the accounting standards. The standard eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also clarifies and simplifies other aspects of the accounting for income taxes. The standard is effective for nonpublic business entities and emerging growth companies for fiscal years after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company is

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
currently evaluating the impact that this guidance will have upon its financial position and results of operations, if any.
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
3.     Balance Sheet Accounts
Inventory, Net

	March 31, 2021	December 31, 2020

	(in thousands)
Raw materials	$6,105	$5,450
Work in process	1,625	1,121
Finished goods	14,647	16,639
	$22,377	$23,210

As of March 31, 2021 and December 31, 2020, $2.3 million and $2.0 million of inventory was on consignment, respectively.
Property and Equipment, Net

	March 31, 2021	December 31, 2020

	(in thousands)
Machinery and equipment	$9,494	$9,232
Building improvements	6,456	6,456
Furniture and fixtures	4,268	4,092
Building	2,472	2,472
Leasehold improvements	2,025	2,065
Land	802	802
Vehicles	395	399
Construction in process	579	317
Total	26,491	25,835
Less: Accumulated depreciation and amortization	(10,170)	(9,633)
	$16,321	$16,202

For each of the three months ended March 31, 2021 and 2020, depreciation and amortization expense related to property and equipment was $0.6 million.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company entered into finance leases relating to equipment and vehicles and recorded the fair value of the lease payments on the initial contract date and is amortizing the assets over the term of the leases. As of each of March 31, 2021 and December 31, 2020, the gross asset value for capital lease assets was $1.4 million. Depreciation expense for assets under finance leases was $43,000 and $20,000 for the three months ended March 31, 2021 and 2020, respectively.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Accrued Liabilities
Accrued liabilities consisted of the following:

	March 31, 2021	December 31, 2020

	(in thousands)
Performance bonus	$971	$2,406
Payroll and related expenses	3,619	2,781
Bonus feature of stock option grants	6,605	5,992
Operating lease liabilities - current	986	788
Commissions	648	628
Professional and legal services	469	439
Short-term minimum lease payments under finance leases	105	160
Warranty reserve	236	237
Advisory board and board of director related expenses	70	80
Other	699	1,021
	$14,408	$14,532

Other Liabilities, Short-Term
Other liabilities, short-term consisted of the following:

	March 31, 2021	December 31, 2020

	(in thousands)
Deferred revenue	$1,024	$1,214
Cash payable for asset acquisitions	407	432
	$1,431	$1,646

Other Liabilities, Long-Term
Other liabilities, long-term consisted of the following:

	March 31, 2021	December 31, 2020

	(in thousands)
Deferred revenue	$1,778	$1,860
Cash payable for asset acquisitions	—	425
Other	42	47
	$1,820	$2,332

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
The Company’s goodwill and most intangibles at March 31, 2021 are the result of acquisitions of certain assets formerly owned by VeriTeQ Corporation in November 2015, Femiline AB in November 2017 and Orion Trading S.r.l in August 2020 and business acquisitions of Establishment Labs Brasil Productos para Saude Ltda. in January 2016, European Distribution Center Motiva BVBA in March 2016 and Motiva Implants France in September 2016. Finite-lived intangibles are amortized over their estimated useful lives based on expected future benefit.
In addition to the intangibles acquired, the Company capitalized certain patent and license rights as identified intangibles based on patent and license rights agreements entered into over the past several years. Additionally, the Company capitalized certain software development costs.
There were no changes in the carrying amount of goodwill during the three months ended March 31, 2021:

	Balance as of January 1, 2021	Additions	Accumulated Impairment Losses	Balance as of March 31, 2021

	(in thousands)
Goodwill	$465	$—	$—	$465

The carrying amounts of these intangible assets other than goodwill as of March 31, 2021 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives

	(in thousands)			(in years)
Patents and license rights	$1,736	$(994)	$742	7-12
Customer relationships	2,033	(1,452)	581	4-10
510(k) authorization	567	(203)	364	15
Developed technology	62	(47)	15	10
Capitalized software development costs	2,497	(411)	2,086	2-5
Other	75	(28)	47	2-5
Capitalized patents and license rights not yet amortized	291	—	291
	$7,261	$(3,135)	$4,126

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The carrying amounts of intangible assets other than goodwill as of December 31, 2020 were as follows:

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

The amortization expense associated with intangible assets was $0.3 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively. Non-product related amortization is recorded in SG&A while product related amortization is recorded in cost of revenue.
As of March 31, 2021, the amortization expense related to identifiable intangible assets, with definite useful lives, in future periods is expected to be as follows:

Year Ending December 31,	(in thousands)
2021 (remaining)	$868
2022	875
2023	617
2024	592
2025	393
Thereafter	490
Total	$3,835

The Company evaluates the recoverability of goodwill and indefinite-lived intangible assets annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. As of March 31, 2021, no triggering events have occurred which would indicate that the acquired intangible asset values may not be recoverable.
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
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy at period end:

	Fair Value Measurements at March 31, 2021
	Total	Level 1	Level 2	Level 3

	(in thousands)
Liabilities
Madryn put option liability	$1,210	$—	$—	$1,210

	Fair Value Measurements at December 31, 2020
	Total	Level 1	Level 2	Level 3

	(in thousands)
Liabilities
Madryn put option liability	$1,440	$—	$—	$1,440

The fair value measurement of derivatives is based on significant inputs not observed in the market and thus represents a Level 3 measurement.
In August 2017, the Company entered into a credit agreement, or the Madryn Credit Agreement, with Madryn Health Partners, LP, or Madryn, as administrative agent, and a syndicate of lenders (see Note 6). The Company determined that the Madryn Credit Agreement contained put options related to early redemption mandatory prepayment terms in case of change in control or an event of default and a call option related to voluntary repayment option. The Company allocated a fair value of $15.1 million for these identified embedded derivatives as a debt discount on the original commitment date. An additional $5.0 million and $1.6 million debt discount was recorded on respective borrowing dates when the Company met the required milestones and borrowed an additional $10.0 million in the fourth quarter of fiscal 2017 and $25.0 million in August 2019 (see Note 6). The Company revalued the options as of each reporting period and recorded the change in the fair value in the consolidated statement of operations as other income or expense.
Valuation of the embedded derivatives is complex and requires interest rate simulation, capturing optimal decision making process as interest rate fluctuates and estimating the resultant bond valuation and the resultant pay-off to the option holder. The Company estimated the fair value of the embedded redemption options based on a “with” and “without” approach using the Black-Derman-Toy model, a form of the Binomial Lattice Model that captures interest rate variability and the prepayment optionality. The Binomial Lattice Model allows for the possibility of exercise before the end of the option’s life and considers future interest rates, volatility and other data with

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
regards to the Company’s credit rating and credit spread. The value of the embedded derivatives was based on the difference between the “with” and “without” analysis. The probability of a change in control occurring was determined to be 50% (cumulative probability through the maturity date) at March 31, 2021 and December 31, 2020.
The Company used the following assumptions to value Madryn derivatives:
Put Option Liability

	March 31, 2021	December 31, 2020
Interest rate volatility	20.9%	19.7%
Market yield rate	7.3%	7.9%
Term (in years)	4.57	4.82
Dividend yield	—	—

The estimates are based, in part, on subjective assumptions and could differ materially in the future.
During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at fair value using Level 3 inputs. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the three months ended March 31, 2021 or during the year ended December 31, 2020.
The fair value of the debt redemption feature liability includes the estimated market rate (credit spread and risk-free rate) and volatility. The higher/lower the estimated volatility, the higher/lower the value of the debt redemption feature liability. The higher/lower the estimated market rate, the higher/lower the value of the debt redemption feature liability.
The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments as follows:

Put Option Liability
Balance at December 31, 2019	$3,072
Change in fair value	1,929
Balance at March 31, 2020	$5,001

Balance at December 31, 2020	$1,440
Change in fair value	(230)
Balance at March 31, 2021	$1,210

6.    Debt
Madryn Debt
On August 24, 2017, the Company entered into a credit agreement, or the Madryn Credit Agreement, with Madryn Health Partners, LP, or Madryn, as administrative agent, and a syndicate of lenders. On June 17, 2019, the Madryn Credit Agreement was amended to lower the interest rate on the outstanding debt facilities, provide for

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Pursuant to the June 2019 amendment, the Company became eligible to borrow an additional $10.0 million (Term B-3) and $15.0 million (Term B-4) on or before September 30, 2019 and December 31, 2019, respectively. The Company borrowed the available funds under both tranches equal to $25.0 million on August 12, 2019, bringing up the total outstanding principal balance to $65.0 million as of March 31, 2021.
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
Prior to the effectiveness of the June 17, 2019 amendment, borrowings under the Madryn Credit Agreement bore interest at a rate equal to 3-month LIBOR plus 11.0% per annum. As of the amendment on June 17, 2019, borrowings under the Madryn Credit Agreement bear interest at a rate equal to 3-month LIBOR plus 8.0% per annum provided that no default has occurred. In an event of a default, the interest would increase by an additional 4.0% per annum. The effective interest rate under the amended Madryn Credit Agreement is 18.4%, and the weighted average interest rate was approximately 10.6% at March 31, 2021. The Company incurred $1.7 million in interest expense in connection with Madryn Credit Agreement during each of the three months ended March 31, 2021 and 2020. No principal payments are due on the term loans until the final maturity date on September 30, 2025.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company recorded Madryn debt on the balance sheet as follows:

	March 31, 2021	December 31, 2020

	(in thousands)
Principal	$65,000	$65,000
Net unamortized debt discount and issuance costs	(14,695)	(15,168)
Net carrying value of Madryn debt	$50,305	$49,832

As of March 31, 2021, the Company is in compliance with all financial debt covenants.
7.     Leases
The Company recognizes lease liabilities and ROU assets upon commencement for all leases with a term greater than 12 months. The Company has elected an expedient not to recognize leases with a lease term of 12 months or less on the balance sheet. These short-term leases are expensed on a straight-line basis over the lease term.
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
The Company has operating leases for facilities and office space as well as finance leases for equipment and vehicles. Operating lease assets and the related lease liabilities are included within the ROU assets—operating leases. The determination of whether an arrangement is, or contains, a lease is performed at the inception of the arrangement. The Company has operating and finance leases for certain facilities, office space, equipment, and vehicles to be used in its operations, with remaining lease terms ranging from monthly to 8 years. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at the election of the Company to renew or extend the lease for additional years. These optional periods have not been considered in the determination of the ROU or lease liabilities associated with these leases as management did not consider it reasonably certain it would exercise the options. Short-term leases, which have an initial term of 12 months or less, are not recorded in the balance sheet and expense for these leases is recognized on a straight-line basis over the lease term.
The Company’s lease agreements do not contain any termination options, material residual value guarantees, material bargain purchase options or material restrictive covenants. The Company does not have any lease transactions with related parties.
Total lease cost includes the following components for the three months ended March 31, 2021 and 2020, as well as for the year ended December 31, 2020:

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	March 31, 2021	March 31, 2020
	(in thousands)
Operating lease expense cost	$167	$150

Finance Lease Costs
Interest expense	3	6
Amortization expense	35	20
Total finance lease costs	$38	$26

	March 31, 2021	December 31, 2020
Supplemental balance sheet information	(in thousands)
Operating leases
Operating lease right-of-use assets	$2,511	$2,610
Operating lease liabilities - short-term	986	788
Operating lease liabilities - long-term	1,630	1,923
Total operating lease liabilities	$2,616	$2,711

Finance leases
Finance lease right-of-use assets	$278	$313
Finance lease liabilities - short-term	105	160
Finance lease liabilities - long-term	28	28
Total finance lease liabilities	$133	$188

Weighted-average remaining lease term (years)
Operating leases	5.9	6.2
Finance leases	0.8	1.0

Weighted-average discount rate (%)
Operating leases	10.5%	10.5%
Finance leases	9.1%	9.1%

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	March 31, 2021	March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities	(in thousands)
Operating cash outflows from operating leases	$160	$137
Operating cash outflows from finance leases	$3	$6
Financing cash outflows from finance leases	$55	$76

ROU assets obtained in exchange for new lease liabilities
Operating leases	$—	$—
Finance leases	$—	$—

Maturities of lease liabilities as of March 31, 2021 were as follows:

Years Ending December 31,	Operating Leases	Finance Leases
	(in thousands)
2021	$494	$109
2022	594	29
2023	565	—
2024	532	—
2025	449	—
Thereafter	878	—
Total future minimum lease payments	3,512	138
Less: Amount of lease payments representing interest	(896)	(5)
Present value of future minimum lease payments	$2,616	$133

8.    Shareholders’ Equity
Under the Memorandum of Association and Articles of Association, or Articles, in effect as of March 31, 2021 and December 31, 2020, the Company had authorized an unlimited number of common shares with no par value.
As of March 31, 2021 and December 31, 2020, 24,094,051 and 23,925,789 common shares, respectively, were issued and 23,685,981 and 23,517,719 common shares, respectively, were outstanding.
During the three months ended March 31, 2021, the Company granted stock options to employees and contractors (see Note 10).

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company had reserved common shares for future issuances as follows:

	March 31, 2021	December 31, 2020
Warrants to purchase shares	5,500	5,500
Options to purchase shares	2,161,165	2,012,960
Remaining shares available under the 2018 Equity Incentive Plan	2,079,873	1,641,112
Shares issuable on vesting of restricted stock awards	42,685	48,624
Remaining shares available under the 2018 ESPP	661,000	474,000
Total	4,950,223	4,182,196

9.    Warrants
In March 2017, the Company issued warrants for the purchase of 145,000 Class B ordinary shares to parties related to Rockport Ventures, with a fixed exercise price of $3.80 per share.
During the three months ended March 31, 2021, no warrants were exercised. As of each of March 31, 2021 and December 31, 2020, 5,500 warrants to purchase the Company’s common shares were outstanding and exercisable:

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
In 2018, the Board of Directors terminated the 2015 Plan and approved the 2018 Equity Incentive Plan, or the 2018 Plan, with an initial reserve of 1,500,000 common shares. Under the 2018 Plan, the Company may grant stock options, equity appreciation rights, and restricted shares and restricted share units. If an award granted under the 2018 Plan expires, terminates, is unexercised, or is forfeited, or if any shares are surrendered in connection with an incentive award, the shares subject to such award and the surrendered shares become available for further awards under the 2018 Plan.
Pursuant to the “evergreen” provision contained in the 2018 Plan, the number of common shares reserved for issuance under the 2018 Plan automatically increases on first day of each fiscal year, commencing on January 1, 2019, in an amount equal to the least of (1) 750,000 shares, (2) 4% of the total number of the Company’s common shares outstanding on the last day of the preceding fiscal year, or (3) a number of common shares as may be determined by the Company’s Board of Directors prior to any such increase date. On each of January 1, 2019, 2020 and 2021 the number of common shares authorized for issuance increased automatically by 750,000 shares in accordance with the evergreen provision, increasing the number of common shares reserved under the 2018 Plan to 3,750,000 as of March 31, 2021.
During the periods presented, the Company recorded the following share-based compensation expense for stock

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
options and restricted stock awards:

	Three Months Ended March 31,
	2021	2020

	(in thousands)
Sales, general and administrative	$1,146	$1,307
Research and development	611	322
Total	$1,757	$1,629

Stock Options

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2020	2,012,960	$16.71	7.75	$42,126
Granted (weighted-average fair value of $38.55 per share)	347,239	68.97
Exercised	(163,034)	11.54
Forfeited/canceled	(36,000)	18.51
Balances at March 31, 2021	2,161,165	$25.47	7.94	$82,375

As of March 31, 2021, 857,094 options were vested and exercisable with weighted-average exercise price of $12.22 per share and a total aggregate intrinsic value of $43.1 million.
During the three months ended March 31, 2021, 163,034 options were exercised at a weighted-average price of $11.54 per share. The intrinsic value of the options exercised during the three months ended March 31, 2021 and 2020 was $7.3 million and $0.4 million, respectively. Upon the exercise of stock options, the Company issued new shares from its authorized shares.
At March 31, 2021, unrecognized compensation expense was $19.0 million related to stock options granted to employees and Board of Directors and $2.5 million related to stock options granted to consultants. The weighted-average period over which such compensation expense will be recognized is 2.5 years.
Stock Options Granted to Employees
Share-based compensation expense for employees is based on the grant date fair value. The Company recognizes compensation expense for all share-based awards ratably on a straight-line basis over the requisite service period of the awards, which is generally the vesting term of four years. During the three months ended March 31, 2021 and 2020, the Company recognized $1.1 million and $0.6 million, respectively, of share-based compensation expense for stock options granted to employees.
The Company uses the Black-Scholes option valuation model to value options granted to employees and consultants, which requires the use of highly subjective assumptions to determine the fair value of share-based awards. The assumptions used in the Company’s option-pricing model represent management’s best estimates. These estimates are complex, involve a number of variables, uncertainties and assumptions and the application of management’s judgment. If factors change and different assumptions are used, the Company’s share-based compensation expense could be materially different in the future. The assumptions and estimates that the Company uses in the Black-Scholes model are as follows:
▪Fair Value of Common Shares. Following the Company’s IPO in 2018, the closing price of the Company’s publicly-traded common shares on the date of grant is used as the fair value of the shares. Prior to the

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
IPO, the fair value of ordinary shares was estimated on a periodic basis by the Company’s Board of Directors, with the assistance of an independent third-party valuation firm. The Board of Directors intended all options granted to be exercisable at a price per share not less than the estimated per share fair value of the shares underlying those options on the date of grant.
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
The fair value of stock options granted to employees was estimated using the following assumptions:

	Three Months Ended March 31,
	2021	2020
Volatility	60%	55%
Risk-free interest rate	0.7% - 1.1%	1.5%
Term (in years)	6.25	6.25
Dividend yield	—	—

Stock Options Granted to Non-Employees
Share-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned using an accelerated attribution method. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered. For the three months ended March 31, 2021 and 2020, the Company recognized expense of $0.5 million and $0.8 million, respectively, for stock options granted to consultants.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The fair value of stock options granted to consultants was estimated using the following assumptions during the following periods presented:

	Three Months Ended March 31,
	2021	2020
Volatility	60%	56%
Risk-free interest rate	1.6%	1.6%
Term (in years)	10	10
Dividend yield	—	—

Restricted Stock
Each vested RSA entitles the holder to be issued one common share. These awards vest according to a vesting schedule determined by the Compensation Committee of the Company’s Board of Directors, generally over a one to four year period.
The following table represents RSA activity for fiscal 2021:

	Restricted Stock Awards	Weighted- Average Grant Date Fair Value
Outstanding unvested at December 31, 2020	48,624	$11.32
Granted	—	—
Vested	(5,939)	13.31
Forfeited/canceled	—	—
Outstanding unvested at March 31, 2021	42,685	$11.04

The fair value of restricted stock is the grant date market value of common shares. The Company recognizes share-based compensation expense related to restricted stock using a straight-line method over the vesting term of the awards. The share-based compensation expense for RSAs that vested during the three months ended March 31, 2021 and 2020, was $0.2 million and $0.1 million, respectively, which was calculated based on the market value of the Company’s common shares on the applicable date of vesting.
As of March 31, 2021, the Company had unrecognized share-based compensation cost of approximately $0.3 million associated with unvested restricted stock awards. This cost is expected to be recognized over a weighted-average period of approximately 0.5 years.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
11.    Net Loss Per Share
The following table summarizes the computation of basic and diluted net loss per share for the periods presented:

	Three Months Ended March 31,
	2021	2020
	(in thousands, except share and per share data)
Numerator:
Net loss	$(6,948)	$(17,753)
Denominator:
Weighted average common shares used for basic and diluted earnings per share	23,827,137	22,456,365

Loss per share:
Basic and diluted	$(0.29)	$(0.79)

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
The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares:

	Three Months Ended March 31,
	2021	2020
Options to purchase common shares	1,900,825	1,632,871
Shares issuable on vesting of restricted stock awards	42,685	108,472
Warrants to purchase common shares	5,500	5,500
Total	1,949,010	1,746,843

12.    Related Party Transactions
During each of the three months ended March 31, 2021 and 2020, the Company recorded revenue of $0.2 million for product sales to Herramientas Medicas, S.A., a distribution company owned by a family member of the Chief Executive Officer of the Company. Accounts receivable owed to the Company from this distribution company amounted to approximately $0.2 million for each of March 31, 2021 and December 31, 2020.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
20,580 shares. The grant vested over four years in equal annual installments. Dr. Chacón Quirós resigned from the Company’s Scientific Advisory Board in November 2019.
In 2016, the Company also entered into a separate agreement with Dr. Chacón Quirós to maintain his clinic in Costa Rica as a MotivaImagine Excellence Center and to host and train physicians in the use of the Company products in relevant procedures, among other services, in exchange for cash reimbursement of up to $4,500 per day that such services are rendered. In December 2020, Dr. Chacón Quirós was granted options to purchase 22,068 shares vesting over four years in equal annual installments, provided that he continues to provide these services at such times. During the three months ended March 31, 2021 and 2020, the Company paid Dr. Chacón Quirós approximately $93,000 and $20,000, respectively, for services rendered.
13.     Commitments and Contingencies
Contingencies
Periodically, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual or disclosure at March 31, 2021 and 2020 except for contingent equity consideration related to past asset acquisitions as of March 31, 2020.
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
•general economic and business conditions, in both domestic and international markets; and
•other risk factors described in our other SEC filings, including in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020 .
These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements included in this report.

Overview
Our line of silicone gel-filled breast implants, branded as Motiva Implants, is the centerpiece of our MotivaImagine medical technology platform. Our post-market surveillance data (which was not generated in connection with a United Stated Food and Drug Administration, or FDA, pre-market approval, or PMA, study but was self collected rather than collected at mandatory follow-ups) and published third-party data indicates that Motiva Implants show low rates of adverse events (including rupture, capsular contracture, and safety related reoperations) that we believe compare favorably with those of our competitors. We believe the proprietary technologies that differentiate our Motiva Implants enable improved safety and aesthetic outcomes and drive our revenue growth. Our MotivaImagine platform enables surgical techniques that we promote as Motiva designed surgeries. We have developed other complementary products and services on our MotivaImagine platform, which are aimed at further enhancing patient outcomes.
We have devoted a majority of our resources since inception to developing our Motiva Implants, which we began selling in October 2010. We have incurred net losses in each year since inception, and we have financed our operations primarily through equity financings and debt financings.
Our revenue for the three months ended March 31, 2021 and 2020 was $30.3 million and $24.5 million, respectively, an increase of $5.9 million, or 23.9%. Net losses were $6.9 million for the three months ended March 31, 2021 as compared to $17.8 million for the three months ended March 31, 2020. As of March 31, 2021 we had an accumulated deficit of $172.2 million.
Our cash balance as of March 31, 2021 was $78.0 million.
We are pursuing proposals related to the expansion of our manufacturing facilities and corporate offices in the Coyol Free Zone in Costa Rica. The initial $35.3 million project estimate includes approximately 170,000 square feet of facility space and would initially increase our manufacturing capacity by approximately 400,000 units per year, and potentially increase capacity by 800,000 units with an additional incremental $4.6 million investment in manufacturing equipment. Currently we are in the design phase and anticipate to breaking ground in the second quarter of 2021. All plans are subject to final approval by the Board of Directors and the negotiation and execution of definitive agreements.
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
As of March 31, 2021, we had 638 employees. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of share-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus, or COVID-19, as a pandemic which has spread globally, including locations where we do business. This outbreak caused a material disruption of our operations and our suppliers and customers in fiscal 2020 and resulted in delayed clinical trial enrollment within the reconstruction cohorts. However, the impact from the COVID-19 outbreak has not had a material effect on our liquidity or financial position. The full extent of any future impact of the continuing outbreak, related business and travel restrictions and changes to behavior intended to reduce its spread are uncertain and continues to evolve globally. Management continues to monitor the impact that the COVID-19 pandemic is having on our operations, the breast aesthetics and reconstruction market and the economies in which we operate. We do not anticipate that our future results of operations, including the results for 2021 will be materially impacted by the COVID-19 outbreak. However, given the speed and frequency of continuously evolving developments with respect to this pandemic, we cannot reasonably estimate the magnitude of the potential impact to the results of our operations. To the extent that our customers continue to be materially and adversely impacted by the COVID-19 outbreak, this could materially interrupt our business operations.
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
We commenced sales of our Motiva Implants in October 2010 and these products have historically accounted for the majority of our revenues. Sales of our Motiva breast implants accounted for over 97% of our revenues for the three months ended March 31, 2021, and we expect our revenues to continue to be driven primarily by sales of these products. We primarily derive revenue from sales of our Motiva Implants to two types of customers: (1) medical distributors and (2) direct sales to physicians, hospitals, and clinics.
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
Operating Expenses
Sales, General and Administrative
Sales, general and administrative, or SG&A, expenses primarily consist of compensation, including salary, share-based compensation and employee benefits for our sales and marketing personnel, and for administrative personnel that support our general operations such as information technology, executive management, financial accounting, customer service, and human resources personnel. SG&A expenses also includes costs attributable to marketing, sales support, travel, legal services, financial audit fees, insurance costs, and consulting services. We expect to incur additional SG&A expenses in connection with being a public company, which may increase further when we are no longer able to rely on the “emerging growth company” exemption we are afforded under the Jumpstart Our Business Startups Act of 2012, or JOBS Act.
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
We expect our R&D expenses to continue to increase in absolute dollars and as a percentage of revenue for the foreseeable future as we continue to advance our products under development, as well as initiate and prepare for additional clinical studies. We received an approval of an investigational device exemption, or IDE, from the FDA in March 2018 to initiate a clinical trial and enrolled the first patient in April 2018. In August 2019, we completed all patient surgeries for the IDE aesthetic cohorts, which include primary augmentation and revision augmentation. As of March 31, 2021, we successfully completed enrollment in the revision reconstruction sub-cohort and we are continuing to enroll subjects in the remaining reconstruction cohorts. Although we continue to activate trial sites and secure Institutional Review Board approvals, the COVID-19 pandemic has delayed enrollment in the reconstruction cohorts for our IDE clinical trial, which could add at least six months to our planned regulatory timeline. We plan to enroll 800 patients in the study across 40 sites in the United States, Germany and Sweden. The results of the study are expected to support a pre-market approval, or PMA, submission to the FDA. We estimate that total costs for this IDE clinical trial will be between $30.0 million and $40.0 million over ten years. We also have other products under development for which we may be required to conduct clinical trials in future periods in order to receive regulatory approval to market these products.
Interest Expense
Interest expense consists primarily of cash and non-cash interest related to outstanding debt and amortization of debt discounts. As of March 31, 2021, we had $65.0 million in outstanding principal.
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
Other Expense, Net
Other expense, net primarily consists of foreign currency gains/losses and interest income.
Income Tax Expense
Income tax expense consists primarily of income taxes in foreign jurisdictions in which we conduct business. Due to our history of losses, with the exception of Belgium, we maintain a full valuation allowance for deferred tax assets including net operating loss carry-forwards, R&D tax credits, capitalized R&D and other book versus tax differences.
Business Update Regarding COVID-19
The COVID-19 pandemic has presented a substantial public health and economic challenge around the world and has materially and adversely affected our business in fiscal 2020. We continue to closely monitor developments related to the COVID-19 pandemic and our decisions will continue to be driven by the health and well-being of our employees, our distributor and plastic surgeon customers, and their patients while maintaining operations to support our customers and their patients in the near-term.
•Surgery Deferrals: From late March 2020 to mid-May 2020, among other impacts on our business related to the pandemic, plastic surgeons and their patients deferred surgical procedures in which our products otherwise could have been used, including surgeries for our clinical trial participants. This decrease in demand for our products recovered to varying degrees in the latter half of May and into June 2020, though still below pre-pandemic levels though the rest of fiscal 2020, as certain geographies reopened after an initial improvement in COVID-19 infection rates and allowed plastic surgeons to resume providing procedures. However, the impact from the COVID-19 outbreak in fiscal 2020 has not had a material effect on the Company’s liquidity or financial position. During the first quarter of 2021, we saw an increase in surgical activity as women’s interest in plastic surgery exceeded pre-pandemic levels, and most geographies modified procedures to mitigate infection risk to allow returning to normalized operating levels. However, if a resurgence of infections is observed, we may see continued volatility through at least the duration of the pandemic as geographies respond to current local conditions. The duration of further deferrals of surgical procedures, the magnitude of such deferrals, the timing and extent of the economic impact of the pandemic, and the pace at which the economy recovers therefrom, cannot be determined at this time. We continue to work closely with our plastic surgeon customers, distributors and suppliers to navigate through this unforeseen event while maintaining flexible operations and investing for future growth.
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
•Cost Containment: We continue to carefully manage expenses and cash spend to preserve liquidity and we initiated actions to generate savings in areas such as travel, events and consulting. Production at our manufacturing locations has been reduced based on our current forecasts and at the end of June 2020, we reduced our manufacturing headcount by approximately 70 positions. As the demand for our products rebounded, we have rehired some manufacturing personnel.
•2020 Results: Given that the onset of COVID-19 occurred toward the end of the first quarter of 2020, our total revenue for the second quarter of 2020 was significantly lower compared to the same period in 2019. Our revenue for the third and fourth quarters of 2020, however, recovered and was comparable or exceeded the revenue in corresponding quarters of fiscal 2019. The first quarter of 2021 resulted in record quarterly revenue, which points to the recovering global business environment and normalizing medical protocols as countries manage new COVID-19 infections.
•Outlook: At this time, the full extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations is uncertain and cannot be predicted with reasonable accuracy and will depend on future developments that are also uncertain and cannot be predicted with reasonable accuracy. However, management does not expect future results of operations to be materially impacted by the COVID-19 pandemic.
For additional information on the various risks posed by the COVID-19 pandemic on our business, financial condition and results of operations, please see Item 1A. Risk Factors in this report.

Consolidated Results of Operations
The following tables set forth our results of operations for the periods presented, in dollars:

	Three Months Ended March 31,
	2021	2020

	(unaudited) (in thousands)
Revenue	$30,336	$24,481
Cost of revenue	10,246	9,003
Gross profit	20,090	15,478
Operating expenses:
Sales, general and administrative	18,138	18,984
Research and development	4,048	4,199
Total operating expenses	22,186	23,183
Loss from operations	(2,096)	(7,705)
Interest expense	(2,195)	(2,146)
Change in fair value of derivative instruments	230	(1,929)
Change in fair value of contingent consideration	—	440
Other expense, net	(2,722)	(6,182)
Loss before income taxes	(6,783)	(17,522)
Provision for income taxes	(165)	(231)
Net loss	$(6,948)	$(17,753)

Comparison of the Three Months Ended March 31, 2021 and 2020

	Three Months Ended March 31,
	2021	2020

	(unaudited) (in thousands)
Revenue	$30,336	$24,481
Cost of revenue	10,246	9,003
Gross profit	$20,090	$15,478
Gross margin	66.2%	63.2%

Revenue
Revenue increased $5.9 million, or 23.9%, to $30.3 million for the three months ended March 31, 2021 as compared to $24.5 million for the three months ended March 31, 2020. The increase was primarily due to the global economies recovering from the COVID-19 pandemic declared in March 2020 that resulted in multiple geographies experiencing restrictions on elective surgical procedures and a shut-down or slow down in business activity deemed to be non-essential.
Cost of Revenue and Gross Margin
Cost of revenue increased $1.2 million, or 13.8%, to $10.2 million for the three months ended March 31, 2021 compared to $9.0 million for the three months ended March 31, 2020. The increase in cost of revenue is in line with the increase in revenue due to the economic recovery from the COVID-19 pandemic.
The gross margin increased to 66.2% for the three months ended March 31, 2021 compared to 63.2% for the three months ended March 31, 2020, primarily due to the benefit of geographic mix, greater operating efficiencies, and enhanced manufacturing planning capabilities.
Operating Expenses

	Three Months Ended March 31,
	2021	2020

	(unaudited) (in thousands)
Operating expenses:
Sales, general and administrative	$18,138	$18,984
Research and development	4,048	4,199
Total operating expenses	$22,186	$23,183

Sales, General and Administrative Expense
SG&A expense decreased $0.8 million, or 4.5%, to $18.1 million for the three months ended March 31, 2021, compared to $19.0 million for the three months ended March 31, 2020. The decrease in SG&A was primarily due to a $0.8 million decrease in consulting fees and a $0.3 million decrease in personnel and related costs, partially offset by a $0.5 million increase in commissions.
Research and Development Expense
R&D expense decreased $0.2 million, or 3.6%, to $4.0 million for the three months ended March 31, 2021, compared to $4.2 million for the three months ended March 31, 2020. The decrease in R&D expense was primarily due to a $0.4 million decrease in expenditures related to our IDE clinical trial in the United States, primarily consisting of fees to third parties to manage the clinical trial, partially offset by a $0.3 million increase in personnel cost.
Interest Expense
Interest expense remained consistent at $2.2 million for the three months ended March 31, 2021, compared to

$2.1 million for the three months ended March 31, 2020.
Change in Fair Value of Derivative Instruments
Change in fair value of derivative instruments for the three months ended March 31, 2021 resulted in a gain of $0.2 million, compared to a loss of $1.9 million for the three months ended March 31, 2020. The change in fair value of derivative instruments was due to changes in the fair value of Madryn derivatives embedded in the Madryn Credit Agreement we entered into in August 2017.
Change in Fair Value of Contingent Consideration
The liability related to the contingent consideration was extinguished in the third quarter of 2020 when the remaining contingently-issuable shares were issued.
Provision for Income Taxes
Provision for income taxes decreased $66,000, or 28.6%, to $165,000 for the three months ended March 31, 2021, compared to $231,000 for the three months ended March 31, 2020. The change in the provision for income taxes is primarily due to decreased pre-tax income in certain foreign jurisdictions.
Other Expense, Net
Other expense, net decreased $3.5 million to $2.7 million for the three months ended March 31, 2021, compared to $6.2 million for the three months ended March 31, 2020. The decrease was primarily due to the foreign currency fluctuations of Brazilian real and the euro as compared to the U.S. dollar in fiscal 2020 and 2021, resulting in a foreign currency transaction loss of $2.7 million as of March 31, 2021, compared to $6.2 million for the three months ended March 31, 2020.

Liquidity and Capital Resources
As of March 31, 2021, we had an accumulated deficit of $172.2 million. Since our inception, we have generated losses and expect to continue to generate losses in the intermediate term. We have financed our operations through a combination of equity financings and debt financings, and from cash generated from operations, primarily from the collection of accounts receivable resulting from sales. Our historical cash outflows have primarily been associated with cash used for operating activities such as expansion of our sales and marketing and distributor infrastructure, investing in inventory, R&D activities, asset acquisitions, capital improvements and other working capital needs. As of March 31, 2021 and December 31, 2020, we had cash of $78.0 million and $84.5 million, respectively.
On February 3, 2020, we completed a public follow-on offering and received net proceeds of $63.9 million, after deducting underwriting discounts and expenses. During the three months ended March 31, 2021, the Company also received $1.9 million from the exercise of stock options.
The global economy continues to be impacted by the COVID-19 pandemic, the ultimate extent and duration of which is not presently known, and our liquidity may be negatively impacted. As a result, we have taken significant actions to minimize the operational and financial impacts of the COVID-19 pandemic, including adjusting our cost structure, reducing discretionary capital and operating expenditures and improving working capital management in order to preserve our financial flexibility and liquidity position. We believe that our available cash and cash from operations will be sufficient to satisfy our liquidity requirements for at least the next 12 months. Our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:
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
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Three Months Ended March 31,
	2021	2020
	(unaudited) (in thousands)
Net cash provided by (used in):
Operating activities	$(6,554)	$(6,802)
Investing activities	(1,532)	(949)
Financing activities	1,786	63,926
Effect of exchange rate changes on cash	(273)	(234)
Net (decrease) increase in cash	$(6,573)	$55,941

Net Cash Used in Operating Activities
Net cash used in operating activities of $6.6 million for the three months ended March 31, 2021 was comprised of a net loss of $6.9 million and a $0.2 million change in fair value of financial instruments, partially offset by $3.0 million of unrealized foreign currency loss, $1.8 million of share-based compensation expense, $0.9 million of non-cash depreciation expense, $0.5 million of non-cash interest expense due to accretion of debt discounts, and a $0.1 million change in provision for inventory obsolescence, as well as changes in operating assets and liabilities of $5.8 million.
Net cash used in operating activities of $6.8 million for the three months ended March 31, 2020 was comprised of net loss of $17.8 million, partially offset by $5.8 million unrealized foreign currency loss, $1.9 million change in fair value of financial instruments, $1.6 million of share-based compensation expense, $0.8 million of non-cash depreciation expense, and $0.4 million of non-cash interest expense due to accretion of debt discounts, as well as changes in operating assets and liabilities of $32,000.
Net Cash Used in Investing Activities
Net cash used in investing activities of $1.5 million for the three months ended March 31, 2021 primarily consisted of $0.8 million in purchases of property and equipment, $0.4 million of cash paid for past asset acquisitions and $0.3 million of purchases of intangibles.
Net cash used in investing activities of $0.9 million for the three months ended March 31, 2020 primarily consisted of $0.7 million in purchases of property and equipment and $0.3 million purchases of intangibles.
Net Cash Provided by Financing Activities
Net cash provided by financing activities of $1.8 million for the three months ended March 31, 2021 primarily consisted of $1.9 million in proceeds received for stock option exercises, which were partially offset by $55,000 in repayment on finance leases and a $41,000 tax payment related to shares withheld upon vesting of restricted stock.
Net cash provided by financing activities of $63.9 million for the three months ended March 31, 2020 primarily reflected $63.9 million in proceeds received from the issuance of common shares in the follow-on public offering, net of underwriters’ discount and issuance costs, $0.2 million in proceeds received for stock option exercises, which were partially offset by $0.1 million in repayment on finance leases and a $34,000 tax payment related to shares withheld upon vesting of restricted stock.
Indebtedness
Madryn Debt
On August 24, 2017, we entered into a credit agreement, or the Madryn Credit Agreement, with Madryn Health Partners, LP, or Madryn, as administrative agent, and a syndicate of lenders. On June 17, 2019, the Madryn Credit Agreement was amended to lower the interest rate on the outstanding debt facilities, provide for $25.0 million of new term loan commitments, decrease the amount of the prepayment penalties, remove all principal payments and extend the maturity date and repayment from September 30, 2023 to September 30, 2025. On August 5, 2020, we amended the Madryn Credit Agreement to adjust the minimum product revenue milestone previously applicable to December 31, 2020 to September 31, 2021 and to add Motiva Implants UK Limited, Motiva Implants France SAS, Motiva Implants Spain, S.L. and Motiva Germany GmbH, our wholly-owned subsidiaries, as guarantors to the Madryn Credit Agreement.
The Madryn Credit Agreement, as amended, provides for a term loan in a maximum principal amount of $65.0 million, $30.0 million (Term A) of which became available to us upon signing and was subsequently borrowed.
Prior to amending the Madryn Credit Agreement on June 17, 2019, our ability to borrow the remaining term loans under the Madryn Credit Agreement was subject to our achievement of certain revenue milestones. We met milestones sufficient to borrow and borrowed an additional $5.0 million (Term B-1) on October 31, 2017 and $5.0 million (Term B-2) on December 15, 2017, increasing the total outstanding principal balance to $40.0 million as of December 31, 2017.
Pursuant to the June 2019 amendment, we became eligible to borrow an additional $10.0 million (Term B-3) and $15.0 million (Term B-4) on or before September 30, 2019 and December 31, 2019, respectively. We borrowed the available funds under both tranches equal to $25.0 million on August 12, 2019, bringing up the total outstanding principal balance to $65.0 million as of March 31, 2021.

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
Prior to the effectiveness of the June 17, 2019 amendment, borrowings under the Madryn Credit Agreement bore interest at a rate equal to 3-month LIBOR plus 11.0% per annum. As of the amendment on June 17, 2019, borrowings under the Madryn Credit Agreement bear interest at a rate equal to 3-month LIBOR plus 8.0% per annum provided that no default has occurred. In an event of a default, the interest would increase by an additional 4.0% per annum. The effective interest rate under the amended Madryn Credit Agreement is 18.4%, and the weighted average interest rate was approximately 10.6% at March 31, 2021. The Company incurred $1.7 million in interest expense in connection with Madryn Credit Agreement during each of the three months ended March 31, 2021 and in 2020, respectively. No principal payments are due on the term loans until the final maturity date on September 30, 2025.
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
Contractual Obligations and Commitments
Our contractual obligations have not changed materially from those included in the Form 10-K filed with the SEC on March 15, 2021.
Off-Balance Sheet Arrangements
As of March 31, 2021 and December 31, 2020, we did not have any off-balance sheet arrangements.
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
We identified certain critical accounting policies that affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements in the Form 10-K filed with the SEC on

March 15, 2021. We have not made any material changes to these policies as previously disclosed in the Form 10-K.
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
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We had cash of $78.0 million and $84.5 million as of March 31, 2021 and December 31, 2020, respectively. We manage our cash portfolio for operating and working capital purposes. Our cash balances are held in bank checking accounts, and we believe that we do not have any material exposure to changes in the fair value of our cash portfolio as a result of changes in interest rates.
Foreign Currency Exchange Risk
To date, the majority of our revenue has been denominated in U.S. dollars, Brazilian reals and euros. Some of our operating expenses are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro and Brazilian real. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations. For the three months ended March 31, 2021, foreign currency transaction loss amounted to $2.7 million primarily related to the remeasurement of transactions denominated in the U.S. dollar into the Brazilian real and the euro as part of the financial reporting consolidation process under GAAP. The Brazilian real has been experiencing a weakening since December 31, 2017 as compared to the U.S. dollar. We have not engaged in any foreign currency hedging activities. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in foreign currency exchange rates. During the year ended December 31, 2020, the effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts as of December 31, 2020 would have had an impact of approximately 9.9% on revenues and would have impacted our net loss by a commensurate amount.
Inflation Risk
We do not believe that inflation had a significant impact on our results of operations for any periods presented in our consolidated financial statements.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
As of March 31, 2021, the end of the period covered by this Quarterly Report on From 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, due to a material weakness in internal control over financial reporting, our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report at the reasonable assurance level.
Material Weakness in Internal Control over Financial Reporting
We disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, that the following material weakness in our internal control over financial reporting existed as of December 31, 2020: a lack of adequate review over the manual consolidation process, resulting in an audit adjustment, or the Material Weakness.
Plan for Remediation of the Material Weakness
We have implemented and are continuing to implement a number of measures to address the Material Weakness identified as of December 31, 2020. We improved policies and procedures and designed and documented more effective controls that addressed the relevant risks in order to remediate the previously identified Material Weakness in addition to engaging a third-party consulting firm to assist us with the continuing implementation of SAP, which is a global information technology solution designed to address, among other items, the elements which gave rise to the Material Weakness.
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
Although we launched Motiva Implants commercially in October 2010 and have sold approximately 1.6 million units to date in various countries outside the United States, we do not have as much post-market surveillance data as our competitors and may not have clearly identified all possible or actual risks of our products. Furthermore, if our clinical trials do not produce patient data that compares favorably with breast implants that are already on the market, physicians and patients may opt to not use our products, and our business would suffer.
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
Our success in implementing our business strategy depends largely on the skills, experience and performance of members of our executive management team and other key employees, including Juan José Chacón Quirós, our Chief Executive Officer, Salvador Dada, our Chief Operating Officer, Roberto de Mezerville, our Chief Technology Officer and Renee M. Gaeta, our Chief Financial Officer. The collective efforts of each of these persons, and others working with them as a team, are critical as we continue to develop our tests and technologies and pursue our research and development and sales programs. As a result of the difficulty in locating qualified new management and other key employees, the loss or incapacity of existing members of our executive management team could adversely affect our operations. If we were to lose one or more key employees, we could experience difficulties in finding qualified successors, competing effectively, developing our technologies and implementing our business strategy. As we previously disclosed, Mr. Dada is currently on a medical leave of absence, and although we are managing his absence in the short-term, we will be required to find a highly-skilled replacement for him if his leave continues longer-term, and such search may take a material amount of time and effort.

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
As of March 31, 2021, we had 638 employees. Unless it is necessary for us to continue to make reductions to our workforce as a cost management strategy due to the impact of the global COVID-19 pandemic on our business, over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, principally in the areas of manufacturing, regulatory affairs, clinical and sales and marketing, and particularly as we prepare our operations in the anticipation of obtaining approval from the FDA to commercialize our Motiva Implants in the United States. We also intend to continue to improve our operational, financial and management controls, reporting systems and procedures, which may require additional personnel. Such growth could place a strain on our administrative and operational infrastructure, and/or our managerial abilities, and we may not be able to make improvements to our management information and control systems in an efficient or timely manner. We may discover deficiencies in existing systems and controls.
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
We have incurred net operating losses since our inception, and we continue to incur significant research and development and general and administrative expenses related to our operations. We do not expect to be profitable in 2020, and in future years we expect to incur significant research and development expenses related to, among other things, the IDE clinical study of Motiva Implants in the United States. Investment in medical device product development, particularly clinical studies, is highly speculative. It entails substantial upfront capital expenditures and significant risk that any potential planned product will fail to demonstrate adequate accuracy or clinical utility. We may not be profitable for some time. As of March 31, 2021, we had an accumulated deficit of $172.2 million.

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
Our operations have consumed substantial amounts of cash since our inception, and we expect to incur significant expenses in connection with our planned research, development and product commercialization efforts. We believe that our available cash and cash from operations will be sufficient to satisfy our liquidity requirements for at least the next 12 months. If our available cash resources, net proceeds from our follow-on public offering and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, we may seek to sell equity or convertible debt securities, enter into a credit facility or another form of third-party funding, or seek other debt financing. However, we are subject to restrictive covenants under the Madryn Credit Agreement which restrict our ability to incur additional debt. Any failure to raise the funds necessary to support our operations may force us to delay, reduce or suspend our planned clinical trials, research and development programs, or other commercialization efforts.
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
It is possible that some of our business practices could be subject to challenge by one or more of these laws. These laws are often open to a variety of interpretations by the regulatory authorities that enforce them, in addition to courts. This makes it difficult to anticipate all potential challenges to our business practices and increases the potential risk that we may be found to be in violation of one of these laws. The enforcement of these laws may include investigations, prosecutions, convictions, monetary settlements, exclusion from participation in Medicare, Medicaid and other federal healthcare programs, individual imprisonment, additional reporting and government oversight. If we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws and the curtailment or restructuring of our operations. Often, to avoid the threat of treble damages and penalties under the False Claims Act, which in 2020 were $11,665 to

$23,331 per false claim, companies will resolve allegations in a settlement without admitting liability to avoid the potential treble damages. Any such settlement could materially affect our business, financial operations, and reputation. Further, any such penalties or curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal, state or international privacy, security and fraud laws may prove costly.
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
As of March 31, 2021, our executive officers, directors and shareholders who own more than 5% of our outstanding common shares, in the aggregate, assuming the exercise of all options held by such persons, beneficially owned shares representing approximately 50.9% of our common shares. As a result, if these shareholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our shareholders for approval, as well as our management and affairs. For example, these shareholders, if they choose to act together, will control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other shareholders may desire.
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

ESTABLISHMENT LABS HOLDINGS INC.

		By:	/s/ Juan José Chacón Quirós

Date:	May 6, 2021	By:	Juan José Chacón Quirós
		Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 6, 2021	By:	/s/ Renee M. Gaeta

		Name:	Renee M. Gaeta
		Title:	Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)