Form 10-Q
period 2021-06-30
ESTABLISHMENT LABS HOLDINGS INC.
filed 2021-07-30
CIK 1688757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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
The number of the registrant’s common shares outstanding as of July 29, 2021 was 23,739,353.

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

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash	$76,806	$84,523
Accounts receivable, net of allowance for doubtful accounts of $1,232 and $1,143	23,093	19,127
Inventory, net	23,946	23,210
Prepaid expenses and other current assets	4,336	5,439
Total current assets	128,181	132,299
Long-term assets:
Property and equipment, net of accumulated depreciation	16,590	16,202
Goodwill	465	465
Intangible assets, net of accumulated amortization	3,859	4,148
Right-of-use operating lease assets, net	2,408	2,610
Other non-current assets	617	664
Total assets	$152,120	$156,388
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$10,020	$9,722
Accrued liabilities	16,180	14,532
Other liabilities, short-term	1,070	1,646
Total current liabilities	27,270	25,900
Long-term liabilities:
Note payable, Madryn, net of debt discount and issuance costs	50,810	49,832
Madryn put option	951	1,440
Operating lease liabilities, non-current	2,041	1,923
Other liabilities, long-term	2,219	2,332
Total liabilities	83,291	81,427
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common shares - zero par value, unlimited amount authorized; 24,133,453 and 23,925,789 shares issued at June 30, 2021 and December 31, 2020, respectively; 23,725,383 and 23,517,719 shares outstanding at June 30, 2021 and December 31, 2020, respectively	215,996	213,471
Additional paid-in-capital	30,947	26,717
Treasury shares, at cost, 408,070 shares held at June 30, 2021 and December 31, 2020	(2,854)	(2,854)
Accumulated deficit	(177,516)	(165,246)
Accumulated other comprehensive income	2,256	2,873
Total shareholders’ equity	68,829	74,961
Total liabilities and shareholders’ equity	$152,120	$156,388
The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$31,994	$10,474	$62,330	$34,955
Cost of revenue	10,526	3,240	20,772	12,243
Gross profit	21,468	7,234	41,558	22,712
Operating expenses:
Sales, general and administrative	21,753	14,438	39,891	33,422
Research and development	4,349	2,399	8,397	6,598
Total operating expenses	26,102	16,837	48,288	40,020
Loss from operations	(4,634)	(9,603)	(6,730)	(17,308)
Interest income	4	2	8	10
Interest expense	(2,248)	(2,130)	(4,443)	(4,276)
Change in fair value of derivative instruments	259	1,492	489	(437)
Change in fair value of contingent consideration	—	(141)	—	299
Other income (expense), net	1,705	102	(1,021)	(6,088)
Loss before income taxes	(4,914)	(10,278)	(11,697)	(27,800)
Provision for income taxes	(408)	(194)	(573)	(425)
Net loss	$(5,322)	$(10,472)	$(12,270)	$(28,225)

Basic and diluted net loss per share	$(0.22)	$(0.45)	$(0.51)	$(1.23)
Weighted average outstanding shares used for basic and diluted net loss per share	23,949,006	23,482,031	23,883,366	22,969,162

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(5,322)	$(10,472)	$(12,270)	$(28,225)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(1,558)	213	(617)	3,034
Other comprehensive gain (loss)	(1,558)	213	(617)	3,034
Comprehensive loss	$(6,880)	$(10,259)	$(12,887)	$(25,191)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statement of Shareholders’ Equity
(Unaudited) (In thousands, except share data)

	Common Shares		Treasury Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2021	23,925,789	$213,471	(408,070)	$(2,854)	$26,717	$(165,246)	$2,873	$74,961
Stock option exercises	163,034	1,882	—	—	—	—	—	1,882
Share-based compensation	5,939	6	—	—	1,750	—	—	1,756
Shares withheld to cover income tax obligation upon vesting of restricted stock	(711)	(1)	—	—	(40)	—	—	(41)
Foreign currency translation gain	—	—	—	—	—	—	941	941
Net loss	—	—	—	—	—	(6,948)	—	(6,948)
Balance at March 31, 2021	24,094,051	215,358	(408,070)	(2,854)	28,427	(172,194)	3,814	72,551
Stock option exercises	36,750	635	—	—	—	—	—	635
Share-based compensation	3,126	3	—	—	2,554	—	—	2,557
Shares withheld to cover income tax obligation upon vesting of restricted stock	(474)	—	—	—	(34)	—	—	(34)
Foreign currency translation loss	—	—	—	—	—	—	(1,558)	(1,558)
Net loss	—	—	—	—	—	(5,322)	—	(5,322)
Balance at June 30, 2021	24,133,453	$215,996	(408,070)	$(2,854)	$30,947	$(177,516)	$2,256	$68,829
The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statement of Shareholders’ Equity
(Unaudited) (In thousands, except share data)

	Common Shares		Treasury Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2020	21,057,040	$147,688	(408,070)	$(2,854)	$21,214	$(127,125)	$691	$39,614
Issuance of common stock, net of underwriters’ discount and issuance costs	2,628,571	63,855	—	—	—	—	—	63,855
Stock option exercises	39,723	181	—	—	—	—	—	181
Share-based compensation	11,062	11	—	—	1,618	—	—	1,629
Shares withheld to cover income tax obligation upon vesting of restricted stock	(1,383)	(1)	—	—	(33)	—	—	(34)
Foreign currency translation gain	—	—	—	—	—	—	2,821	2,821
Net loss	—	—	—	—	—	(17,753)	—	(17,753)
Balance at March 31, 2020	23,735,013	211,734	(408,070)	(2,854)	22,799	(144,878)	3,512	90,313
Stock option exercises	22,734	193	—	—	—	—	—	193
Share-based compensation	5,802	6	—	—	1,551	—	—	1,557
Shares withheld to cover income tax obligation upon vesting of restricted stock	(762)	(1)	—	—	(12)	—	—	(13)
Foreign currency translation gain	—	—	—	—	—	—	213	213
Net loss	—	—	—	—	—	(10,472)	—	(10,472)
Balance at June 30, 2020	23,762,787	$211,932	(408,070)	$(2,854)	$24,338	$(155,350)	$3,725	$81,791
The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(12,270)	$(28,225)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,844	1,629
Provision for doubtful accounts	122	971
Provision for inventory obsolescence	(23)	564
Share-based compensation	4,313	3,186
Loss from disposal of property and equipment	63	114
Unrealized foreign currency loss, net	89	5,647
Amortization of right-to-use asset	204	160
Change in fair value of derivative instruments	(489)	437
Change in fair value of contingent consideration	—	(299)
Amortization of debt discount	979	797
Changes in operating assets and liabilities:
Accounts receivable	(4,374)	4,150
Inventory	(1,077)	(3,235)
Prepaid expenses and other current assets	1,123	2,667
Other assets	41	4
Accounts payable	306	(1,289)
Accrued liabilities	2,213	(5)
Operating lease liabilities	(212)	(143)
Other liabilities	(220)	(27)
Net cash used in operating activities	(7,368)	(12,897)
Cash flows from investing activities:
Purchases of property and equipment	(1,704)	(1,290)
Cash used in asset acquisitions	(434)	(497)
Cost incurred for intangible assets	(327)	(495)
Net cash used in investing activities	(2,465)	(2,282)
Cash flows from financing activities:
Repayments on finance leases	(132)	(139)
Proceeds from issuance of common shares, net of underwriters’ discount and issuance costs	—	63,855
Proceeds from stock option exercises	2,415	374
Tax payments related to shares withheld upon vesting of restricted stock	(75)	(48)
Net cash provided by financing activities	2,208	64,042
Effect of exchange rate changes on cash	(92)	(136)
Net (decrease)/increase in cash	(7,717)	48,727
Cash at beginning of period	84,523	37,655
Cash at end of period	$76,806	$86,382

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Supplemental disclosures:
Cash paid for interest	$3,437	$3,464
Cash paid for income taxes	$314	$2

Supplemental disclosures of non-cash investing and financing activities:
Unpaid balance for property and equipment	$68	$327
Consideration payable related to asset acquisition	$416	$779
Cashless option exercise	$102	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Formation and Business of the Company
Formation and Business of the Company
Establishment Labs Holdings Inc. and its wholly owned subsidiaries (collectively “the Company”, “we”, “us”, or “our”) is a global company that manufactures and markets innovative medical devices for aesthetic and reconstructive plastic surgery. The Company was established in the British Virgin Islands on October 9, 2013, at which time Establishment Labs, S.A., the Costa Rican manufacturing company, was reincorporated as a wholly-owned subsidiary. As of June 30, 2021, the Company also has wholly-owned subsidiaries in the United States (JAMM Technologies, Inc. and Motiva USA LLC), Brazil (Establishment Labs Produtos para Saude Ltda), Belgium (European Distribution Center Motiva BVBA), France (Motiva Implants France SAS), Sweden (Motiva Nordica AB), Switzerland (JEN-Vault AG), the United Kingdom (Motiva Implants UK Limited), Italy (Motiva Italy S.R.L), Spain (Motiva Implants Spain, S.L.), Austria (Motiva Austria GmbH), Germany (Motiva Germany GmbH) and Argentina (Motiva Argentina S.R.L). Substantially all of the Company’s revenues are derived from the sale of silicone gel-filled breast implants, branded as Motiva Implants.
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
The Company is pursuing regulatory approval to commercialize its products in the United States. The Company received approval for an investigational device exemption, or IDE, from the FDA in March 2018 to initiate a clinical trial in the United States for its Motiva Implants. In August 2019, we completed all patient surgeries for the IDE aesthetic cohorts, which include primary augmentation and revision. As of June 30, 2021, we are continuing to enroll subjects in the remaining reconstruction cohort.
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
2.    Summary of Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2021 as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s audited consolidated financial statements as of December 31, 2020 and 2019 and for the years then ended. Below are those policies with current period updates.
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
The condensed consolidated financial statements include the Company’s accounts and those of its wholly owned subsidiaries as of June 30, 2021 as follows:

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
Unaudited Interim Condensed Consolidated Financial Information
The accompanying interim condensed consolidated financial statements as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020, and the related interim information contained within the notes to the condensed consolidated financial statements, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to state fairly the Company’s financial position as of June 30, 2021, and the results of its operations and cash flows for the six months ended June 30, 2021 and 2020. Such adjustments are of a normal and recurring nature. The results for the six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full fiscal year 2021, or for any future period.
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
For the six months ended June 30, 2021 and 2020 Brazil accounted for 9.1% and 9.6% of consolidated revenue, respectively. No individual country exceeded 10% of consolidated revenue, on a ship-to destination basis.
The majority of the Company’s consolidated total assets, including cash and tangible assets, is held in the United States. The Company’s long-lived assets, which primarily consist of property and equipment and intangible assets located in Costa Rica represented 79% and 80% of the total long-lived assets as of June 30, 2021 and December 31, 2020, respectively.
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
Substantially all of the Company’s revenues were derived from the sale of Motiva Implants. During the six months ended June 30, 2021 and 2020, no customer accounted for more than 10% of the Company’s revenue. One customer accounted for 12.3% of the Company’s trade accounts receivable balance as of June 30, 2021. No customer accounted for more than 10% of the Company’s trade accounts receivable balance as of December 31, 2020.
The Company relies on NuSil Technology, LLC, or NuSil, as the sole supplier of medical-grade silicone used in Motiva Implants. During the six months ended June 30, 2021 and 2020, the Company had purchases of $10.5 million, or 58.6% of total purchases, and $8.1 million, or 67.4% of total purchases, respectively, from NuSil. As of June 30, 2021 and December 31, 2020, the Company had an outstanding balance owed to this vendor of $2.1 million and $1.3 million, respectively.
The Company’s future results of operations involve a number of risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, uncertainty of regulatory approval of the Company’s current and potential future products, uncertainty of market acceptance of the Company’s products, competition from substitute products and larger companies, securing and protecting proprietary technology, access to capital, strategic relationships and dependence on key individuals and sole source suppliers.
Products developed by the Company require clearances from the FDA or other international regulatory agencies prior to commercial sales. There can be no assurance that the products will receive the necessary clearances. If the Company is denied clearance, clearance is delayed, or the Company is unable to maintain its existing clearances, these developments could have a material adverse impact on the Company.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus, or COVID-19, as a pandemic which has spread globally, including locations where the Company does business. This outbreak caused a material disruption of the operations of the Company and its suppliers and customers in fiscal 2020 and resulted in delayed clinical trial enrollment within the reconstruction cohort of its IDE clinical trial in the United States. However, the impact from the COVID-19 outbreak has not had a material effect on the Company’s liquidity or financial position. The full extent of any future impact of the continuing outbreak, related business and travel restrictions and changes to behavior intended to reduce its spread are uncertain and continues to evolve globally. Management continues to monitor the impact that the COVID-19 pandemic is having on the Company, the breast aesthetics and reconstruction market and the economies in which the Company operates. The Company anticipates that its future results of operations, including the results for 2021 could be materially impacted by the COVID-19 outbreak. However, given the speed and frequency of continuously evolving developments with respect to this pandemic, the Company cannot reasonably estimate the magnitude of the potential impact to the results of its operations. To the extent that the Company’s customers continue to be materially and adversely impacted by the COVID-19 outbreak, this could materially interrupt the Company’s business operations.
Cash
The Company’s cash consists of cash maintained in checking and interest-bearing accounts. The majority of the Company’s cash is held at two financial institutions in the United States. The Company accounts for financial instruments with original maturities of three months or less at the date of purchase as cash equivalents. The Company held no cash equivalents as of June 30, 2021 or December 31, 2020.
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
Inventory and Cost of Revenue
Inventory is stated at the lower of cost to purchase or manufacture the inventory or the net realizable value of such inventory. Cost is determined using the standard cost method which approximates actual costs using the first-in, first-out basis. The Company regularly reviews inventory quantities considering actual losses, projected future demand, and remaining shelf life to record a provision for excess and slow-moving inventory. An inventory reserve of $1.6 million has been recorded as of each June 30, 2021 and December 31, 2020, respectively.
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
Shipping and Handling Costs
Shipping and handling costs are expensed as incurred and are included in selling, general and administrative, or

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
SG&A, expenses. For the three months ended June 30, 2021 and 2020, shipping and handling costs were $1.6 million and $0.6 million, respectively. For the six months ended June 30, 2021 and 2020, shipping and handling costs were $2.8 million and $1.4 million, respectively.
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
The Company recognizes revenue when title to the product and risk of loss transfer to customers, provided there are no remaining performance obligations required of the Company or any written matters requiring customer acceptance. The Company allows for the return of product from direct customers in certain regions in limited instances within fifteen days after the original sale and records estimated sales returns as a reduction of sales in the same period revenue is recognized. Appropriate reserves are established for anticipated sales returns based on historical experience, recent gross sales and any notification of pending returns. Actual sales returns in any future period are inherently uncertain and thus may differ from the estimates. If actual sales returns differ significantly from the estimates, an adjustment to revenue in the current or subsequent period is recorded. As of June 30, 2021 and December 31, 2020, an allowance of $13,000 and $54,000 was recorded for product returns, respectively.
A portion of the Company’s revenue is generated from the sale of consigned inventory maintained at physician, hospital, and clinic locations. For these products, revenue is recognized at the time the Company is notified by the consignee that the product has been implanted, not when the consigned products are delivered to the consignee’s warehouse.
Revenue was generated in these primary geographic markets:

	Six Months Ended June 30,		Three Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Europe	$27,219	$15,932	$14,525	$6,153
Latin America	15,171	8,508	7,170	1,366
Asia-Pacific/Middle East	19,225	10,350	9,730	2,880
Other	715	165	569	75
	$62,330	$34,955	$31,994	$10,474

The Company has a limited warranty for the shelf life of breast implants, which is five years from the time of manufacture. Estimated warranty obligations are recorded at the time of sale. The Company also offers a warranty to patients in the event of rupture and a replacement program for capsular contracture events, provided certain registration requirements are met. Revenue for extended warranties is recognized ratably over the term of the agreement. To date, these warranty and program costs have been de minimis. The Company will continue to evaluate the warranty reserve policies for adequacy considering claims history.
Deferred revenue primarily consists of payments received in advance of meeting revenue recognition criteria. The

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
During the year ended December 31, 2020, there was no impairment of goodwill or intangible assets based on the qualitative assessments performed by the Company. As of June 30, 2021, no triggering events have occurred which would indicate that the acquired intangible asset values may not be recoverable.
Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. There were no impairment charges, or changes in estimated useful lives recorded during the year ended December 31, 2020. As of June 30, 2021, no triggering events have occurred which would indicate that the acquired long-lived asset values may not be recoverable.
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
There were no material uncertain tax positions in fiscal 2020 and for the six months ended June 30, 2021.
Foreign Currency
The financial statements of the Company’s foreign subsidiaries whose functional currencies are the local currencies are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, stockholders’ equity at the historical rates of exchange, and income and expense amounts at the average exchange rate for the period. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in “Accumulated other comprehensive income” as equity in the condensed consolidated balance sheet. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses resulting from foreign currency transactions are included within “Other income (expense), net” in the condensed consolidated statement of operations. For the six months ended June 30, 2021 and June 30, 2020, foreign currency transaction loss amounted to $0.6 million and $5.8 million, respectively.
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
Reclassifications
Certain reclassifications have been made to prior year amounts to conform to the current year presentation due to the adoption of ASU No. 2016-02, Leases (Topic 842) effective January 1, 2020, using the modified retrospective

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
approach. These reclassifications had no material impact on the results of operations or the cash flows of the Company for the six months ended June 30, 2020.
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
3.     Balance Sheet Accounts
Inventory, Net

	June 30, 2021	December 31, 2020

	(in thousands)
Raw materials	$5,135	$5,450
Work in process	1,515	1,121
Finished goods	17,296	16,639
	$23,946	$23,210

As of June 30, 2021 and December 31, 2020, $2.7 million and $2.0 million of inventory was on consignment, respectively.
Property and Equipment, Net

	June 30, 2021	December 31, 2020

	(in thousands)
Machinery and equipment	$9,633	$9,232
Building improvements	6,456	6,456
Furniture and fixtures	4,582	4,092
Building	2,472	2,472
Leasehold improvements	2,072	2,065
Land	802	802
Vehicles	318	399
Construction in process	1,041	317
Total	27,376	25,835
Less: Accumulated depreciation and amortization	(10,786)	(9,633)
	$16,590	$16,202

For each of the three months ended June 30, 2021 and 2020, depreciation and amortization expense related to property and equipment was $0.6 million. For each of the six months ended June 30, 2021 and 2020, depreciation and amortization expense related to property and equipment was $1.2 million.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company entered into finance leases relating to equipment and vehicles and recorded the fair value of the lease payments on the initial contract date and is amortizing the assets over the term of the leases. As of each of June 30, 2021 and December 31, 2020, the gross asset value for finance lease assets was $1.4 million. Depreciation expense for assets under finance leases was $32,000 and $21,000 for the three months ended June 30, 2021 and 2020, respectively. Depreciation expense for assets under finance leases was $67,000 and $42,000 for the six months ended June 30, 2021 and 2020, respectively.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Accrued Liabilities
Accrued liabilities consisted of the following:

	June 30, 2021	December 31, 2020

	(in thousands)
Performance bonus	$1,762	$2,406
Payroll and related expenses	4,059	2,781
Bonus feature of stock option grants	7,194	5,992
Operating lease liabilities - current	458	788
Commissions	662	628
Professional and legal services	1,013	439
Short-term minimum lease payments under finance leases	43	160
Warranty reserve	278	237
Advisory board and board of director related expenses	65	80
Other	646	1,021
	$16,180	$14,532

Other Liabilities, Short-Term
Other liabilities, short-term consisted of the following:

	June 30, 2021	December 31, 2020

	(in thousands)
Deferred revenue	$654	$1,214
Cash payable for asset acquisitions	416	432
	$1,070	$1,646

Other Liabilities, Long-Term
Other liabilities, long-term consisted of the following:

	June 30, 2021	December 31, 2020

	(in thousands)
Deferred revenue	$1,962	$1,860
Cash payable for asset acquisitions	—	425
Other	257	47
	$2,219	$2,332

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
The Company’s goodwill and most intangibles at June 30, 2021 are the result of acquisitions of certain assets formerly owned by VeriTeQ Corporation in November 2015, Femiline AB in November 2017 and Orion Trading S.r.l in August 2020 and business acquisitions of Establishment Labs Brasil Produtos para Saude Ltda. in January 2016, European Distribution Center Motiva BVBA in March 2016 and Motiva Implants France in September 2016. Finite-lived intangibles are amortized over their estimated useful lives based on expected future benefit.
In addition to the intangibles acquired, the Company capitalized certain patent and license rights as identified intangibles based on patent and license rights agreements entered into over the past several years. Additionally, the Company capitalized certain software development costs.
There were no changes in the carrying amount of goodwill during the six months ended June 30, 2021:

	Balance as of January 1, 2021	Additions	Accumulated Impairment Losses	Balance as of June 30, 2021

	(in thousands)
Goodwill	$465	$—	$—	$465

The carrying amounts of these intangible assets other than goodwill as of June 30, 2021 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives

	(in thousands)			(in years)
Patents and license rights	$1,736	$(1,037)	$699	7-12
Customer relationships	2,033	(1,575)	458	4-10
510(k) authorization	567	(213)	354	15
Developed technology	62	(49)	13	10
Capitalized software development costs	2,532	(535)	1,997	2-5
Other	75	(28)	47	2-5
Capitalized patents and license rights not yet amortized	291	—	291
	$7,296	$(3,437)	$3,859

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

For the three months ended June 30, 2021 and 2020, amortization expense related to intangible assets was $0.3 million and $0.2 million, respectively. The amortization expense associated with intangible assets was $0.6 million and $0.4 million for the six months ended June 30, 2021 and 2020, respectively. Non-product related amortization is recorded in SG&A while product related amortization is recorded in cost of revenue.
As of June 30, 2021, the amortization expense related to identifiable intangible assets, with definite useful lives, in future periods is expected to be as follows:

Year Ending December 31,	(in thousands)
2021 (remaining)	$570
2022	882
2023	624
2024	598
2025	400
Thereafter	494
Total	$3,568

The Company evaluates the recoverability of goodwill and indefinite-lived intangible assets annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. As of June 30, 2021, no triggering events have occurred which would indicate that the acquired intangible asset values may not be recoverable.
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
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy at period end:

	Fair Value Measurements at June 30, 2021
	Total	Level 1	Level 2	Level 3

	(in thousands)
Liabilities
Madryn put option liability	$951	$—	$—	$951

	Fair Value Measurements at December 31, 2020
	Total	Level 1	Level 2	Level 3

	(in thousands)
Liabilities
Madryn put option liability	$1,440	$—	$—	$1,440

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
Valuation of the embedded derivatives is complex and requires interest rate simulation, capturing optimal decision making process as interest rate fluctuates and estimating the resultant bond valuation and the resultant pay-off to the option holder. The Company estimated the fair value of the embedded redemption options based on a “with” and “without” approach using the Black-Derman-Toy model, a form of the Binomial Lattice Model that captures interest rate variability and the prepayment optionality. The Binomial Lattice Model allows for the possibility of

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
exercise before the end of the option’s life and considers future interest rates, volatility and other data with regards to the Company’s credit rating and credit spread. The value of the embedded derivatives was based on the difference between the “with” and “without” analysis. The probability of a change in control occurring was determined to be 50% (cumulative probability through the maturity date) at June 30, 2021 and December 31, 2020.
The Company used the following assumptions to value Madryn derivatives:
Put Option Liability

	June 30, 2021	December 31, 2020
Interest rate volatility	20.8%	19.7%
Market yield rate	6.9%	7.9%
Term (in years)	4.31	4.82
Dividend yield	—	—

The estimates are based, in part, on subjective assumptions and could differ materially in the future.
During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at fair value using Level 3 inputs. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the six months ended June 30, 2021 or during the year ended December 31, 2020.
The fair value of the debt redemption feature liability includes the estimated market rate (credit spread and risk-free rate) and volatility. The higher/lower the estimated volatility, the higher/lower the value of the debt redemption feature liability. The higher/lower the estimated market rate, the higher/lower the value of the debt redemption feature liability.
The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments as follows:

Put Option Liability
Balance at December 31, 2019	$3,072
Change in fair value	437
Balance at June 30, 2020	$3,509

Balance at December 31, 2020	$1,440
Change in fair value	(489)
Balance at June 30, 2021	$951

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Pursuant to the June 2019 amendment, the Company became eligible to borrow an additional $10.0 million (Term B-3) and $15.0 million (Term B-4) on or before September 30, 2019 and December 31, 2019, respectively. The Company borrowed the available funds under both tranches equal to $25.0 million on August 12, 2019, bringing up the total outstanding principal balance to $65.0 million as of June 30, 2021.
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
Prior to the effectiveness of the June 17, 2019 amendment, borrowings under the Madryn Credit Agreement bore interest at a rate equal to 3-month LIBOR plus 11.0% per annum. As of the amendment on June 17, 2019, borrowings under the Madryn Credit Agreement bear interest at a rate equal to 3-month LIBOR plus 8.0% per annum provided that no default has occurred. In an event of a default, the interest would increase by an additional 4.0% per annum. The effective interest rate under the amended Madryn Credit Agreement is 18.4%, and the weighted average interest rate was approximately 10.6% at June 30, 2021. The Company incurred $3.4 million and $3.5 million in interest expense in connection with Madryn Credit Agreement during the six months ended June 30, 2021 and 2020, respectively. No principal payments are due on the term loans until the final maturity date on September 30, 2025.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
being amortized over the term of the Madryn Credit Agreement.
The Company recorded Madryn debt on the balance sheet as follows:

	June 30, 2021	December 31, 2020

	(in thousands)
Principal	$65,000	$65,000
Net unamortized debt discount and issuance costs	(14,190)	(15,168)
Net carrying value of Madryn debt	$50,810	$49,832

As of June 30, 2021, the Company is in compliance with all financial debt covenants.
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
Total lease cost includes the following components for the six months ended June 30, 2021 and 2020, as well as for the year ended December 31, 2020:

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	June 30, 2021	June 30, 2020
	(in thousands)
Operating lease expense cost	$334	$293

Finance Lease Costs
Interest expense	6	14
Amortization expense	67	42
Total finance lease costs	$73	$56

	June 30, 2021	December 31, 2020
Supplemental balance sheet information	(in thousands)
Operating leases
Operating lease right-of-use assets	$2,408	$2,610
Operating lease liabilities - short-term	458	788
Operating lease liabilities - long-term	2,041	1,923
Total operating lease liabilities	$2,499	$2,711

Finance leases
Finance lease right-of-use assets	$246	$313
Finance lease liabilities - short-term	43	160
Finance lease liabilities - long-term	13	28
Total finance lease liabilities	$56	$188

Weighted-average remaining lease term (years)
Operating leases	5.7	6.2
Finance leases	0.6	1.0

Weighted-average discount rate (%)
Operating leases	10.5%	10.5%
Finance leases	9.1%	9.1%

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	June 30, 2021	June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities	(in thousands)
Operating cash outflows from operating leases	$325	$272
Operating cash outflows from finance leases	$6	$14
Financing cash outflows from finance leases	$132	$139

ROU assets obtained in exchange for new lease liabilities
Operating leases	$—	$—
Finance leases	$—	$—

Maturities of lease liabilities as of June 30, 2021 were as follows:

Years Ending December 31,	Operating Leases	Finance Leases
	(in thousands)
2021	$327	$45
2022	594	13
2023	565	—
2024	532	—
2025	449	—
Thereafter	878	—
Total future minimum lease payments	3,345	58
Less: Amount of lease payments representing interest	(846)	(2)
Present value of future minimum lease payments	$2,499	$56

8.    Shareholders’ Equity
Under the Memorandum of Association and Articles of Association, or Articles, in effect as of June 30, 2021 and December 31, 2020, the Company had authorized an unlimited number of common shares with no par value.
As of June 30, 2021 and December 31, 2020, 24,133,453 and 23,925,789 common shares, respectively, were issued and 23,725,383 and 23,517,719 common shares, respectively, were outstanding.
During the six months ended June 30, 2021, the Company granted stock options to employees and contractors (see Note 10).

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company had reserved common shares for future issuances as follows:

	June 30, 2021	December 31, 2020
Warrants to purchase shares	5,500	5,500
Options to purchase shares	2,304,825	2,012,960
Remaining shares available under the 2018 Equity Incentive Plan	1,899,463	1,641,112
Shares issuable on vesting of restricted stock awards	39,059	48,624
Remaining shares available under the 2018 ESPP	661,000	474,000
Total	4,909,847	4,182,196

9.    Warrants
In March 2017, the Company issued warrants for the purchase of 145,000 Class B ordinary shares to parties related to Rockport Ventures, with a fixed exercise price of $3.80 per share.
During the six months ended June 30, 2021, no warrants were exercised. As of each of June 30, 2021 and December 31, 2020, 5,500 warrants to purchase the Company’s common shares were outstanding and exercisable:

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
Pursuant to the “evergreen” provision contained in the 2018 Plan, the number of common shares reserved for issuance under the 2018 Plan automatically increases on first day of each fiscal year, commencing on January 1, 2019, in an amount equal to the least of (1) 750,000 shares, (2) 4% of the total number of the Company’s common shares outstanding on the last day of the preceding fiscal year, or (3) a number of common shares as may be determined by the Company’s Board of Directors prior to any such increase date. On each of January 1, 2019, 2020 and 2021 the number of common shares authorized for issuance increased automatically by 750,000 shares in accordance with the evergreen provision, increasing the number of common shares reserved under the 2018 Plan to 3,750,000 as of June 30, 2021.
During the periods presented, the Company recorded the following share-based compensation expense for stock

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
options and restricted stock awards:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)
Sales, general and administrative	$1,931	$1,139	$3,077	$2,446
Research and development	625	418	1,236	740
Total	$2,556	$1,557	$4,313	$3,186

Stock Options

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2020	2,012,960	$16.71	7.75	$42,126
Granted (weighted-average fair value of $40.49 per share)	583,337	72.27
Exercised	(199,784)	12.60
Forfeited/canceled	(91,688)	27.16
Balances at June 30, 2021	2,304,825	$30.71	7.89	$130,511

As of June 30, 2021, 954,155 options were vested and exercisable with weighted-average exercise price of $13.05 per share and a total aggregate intrinsic value of $70.9 million.
During the six months ended June 30, 2021, 199,784 options were exercised at a weighted-average price of $12.60 per share. The intrinsic value of the options exercised during the six months ended June 30, 2021 and 2020 was $9.5 million and $0.8 million, respectively. Upon the exercise of stock options, the Company issued new shares from its authorized shares.
At June 30, 2021, unrecognized compensation expense was $26.3 million related to stock options granted to employees and Board of Directors and $2.0 million related to stock options granted to consultants. The weighted-average period over which such compensation expense will be recognized is 2.6 years.
Stock Options Granted to Employees
Share-based compensation expense for employees is based on the grant date fair value. The Company recognizes compensation expense for all share-based awards ratably on a straight-line basis over the requisite service period of the awards, which is generally the vesting term of four years. During the six months ended June 30, 2021 and 2020, the Company recognized $3.0 million and $1.4 million, respectively, of share-based compensation expense for stock options granted to employees.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
The fair value of stock options granted to employees was estimated using the following assumptions:

	Six Months Ended June 30,
	2021	2020
Volatility	60%	55% - 60%
Risk-free interest rate	0.7% - 1.1%	0.4% - 1.5%
Term (in years)	6.25	6.25
Dividend yield	—	—

Stock Options Granted to Non-Employees
Share-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned using an accelerated attribution method. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered. For the six months ended June 30, 2021 and 2020, the Company recognized expense of $1.0 million and $1.5 million, respectively, for stock options granted to consultants.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The fair value of stock options granted to consultants was estimated using the following assumptions during the following periods presented:

	Six Months Ended June 30,
	2021	2020
Volatility	60%	56% - 60%
Risk-free interest rate	1.6%	0.6% - 1.6%
Term (in years)	10	10
Dividend yield	—	—

Restricted Stock
Each vested RSA entitles the holder to be issued one common share. These awards vest according to a vesting schedule determined by the Compensation Committee of the Company’s Board of Directors, generally over a one to four year period.
The following table represents RSA activity for fiscal 2021:

	Restricted Stock Awards	Weighted- Average Grant Date Fair Value
Outstanding unvested at December 31, 2020	48,624	$11.32
Granted	—	—
Vested	(9,065)	12.01
Forfeited/canceled	(500)	9.64
Outstanding unvested at June 30, 2021	39,059	$11.18

The fair value of restricted stock is the grant date market value of common shares. The Company recognizes share-based compensation expense related to restricted stock using a straight-line method over the vesting term of the awards. The share-based compensation expense for RSAs that vested during each of the six months ended June 30, 2021 and 2020 was $0.3 million, which was calculated based on the market value of the Company’s common shares on the applicable date of vesting.
As of June 30, 2021, the Company had unrecognized share-based compensation cost of approximately $0.2 million associated with unvested restricted stock awards. This cost is expected to be recognized over a weighted-average period of approximately 0.3 years.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
11.    Net Loss Per Share
The following table summarizes the computation of basic and diluted net loss per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, except share and per share data)
Numerator:
Net loss	$(5,322)	$(10,472)	$(12,270)	$(28,225)
Denominator:
Weighted average common shares used for basic and diluted earnings per share	23,949,006	23,482,031	23,883,366	22,969,162

Loss per share:
Basic and diluted	$(0.22)	$(0.45)	$(0.51)	$(1.23)

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
The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares:

	Six Months Ended June 30,
	2021	2020
Options to purchase common shares	2,054,485	1,896,074
Shares issuable on vesting of restricted stock awards	39,059	102,670
Warrants to purchase common shares	5,500	5,500
Total	2,099,044	2,004,244

12.    Related Party Transactions
During the six months ended June 30, 2021 and 2020, the Company recorded revenue of $0.6 million and $0.3 million, respectively, for product sales to Herramientas Medicas, S.A., a distribution company owned by a family member of the Chief Executive Officer of the Company. Accounts receivable owed to the Company from this distribution company amounted to approximately $0.3 million and $0.2 million as of June 30, 2021 and December 31, 2020, respectively.
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
In 2016, the Company also entered into a separate agreement with Dr. Chacón Quirós to maintain his clinic in Costa Rica as a MotivaImagine Excellence Center and to host and train physicians in the use of the Company products in relevant procedures, among other services, in exchange for cash reimbursement of up to $4,500 per day that such services are rendered. In December 2020, Dr. Chacón Quirós was granted options to purchase 22,068 shares vesting over four years in equal annual installments, provided that he continues to provide these services at such times. During the six months ended June 30, 2021 and 2020, the Company paid Dr. Chacón Quirós approximately $208,000 and $46,000, respectively, for services rendered.
13.     Commitments and Contingencies
Contingencies
Periodically, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual or disclosure at June 30, 2021 and 2020 except for contingent equity consideration related to past asset acquisitions as of June 30, 2020.
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

Overview
Our line of silicone gel-filled breast implants, branded as Motiva Implants, is the centerpiece of our MotivaImagine medical technology platform. Our post-market surveillance data (which was not generated in connection with a United States Food and Drug Administration, or FDA, pre-market approval, or PMA, study but was self collected rather than collected at mandatory follow-ups) and published third-party data indicates that Motiva Implants show low rates of adverse events (including rupture, capsular contracture, and safety related reoperations) that we believe compare favorably with those of our competitors. We believe the proprietary technologies that differentiate our Motiva Implants enable improved safety and aesthetic outcomes and drive our revenue growth. Our MotivaImagine platform enables surgical techniques that we promote as Motiva designed surgeries. We have developed other complementary products and services on our MotivaImagine platform, which are aimed at further enhancing patient outcomes.
We have devoted a majority of our resources since inception to developing our Motiva Implants, which we began selling in October 2010. We have incurred net losses in each year since inception, and we have financed our operations primarily through equity financings and debt financings.
Our revenue for the six months ended June 30, 2021 and 2020 was $62.3 million and $35.0 million, respectively, an increase of $27.4 million, or 78.3%. Net losses were $12.3 million for the six months ended June 30, 2021 as compared to $28.2 million for the six months ended June 30, 2020. As of June 30, 2021 we had an accumulated deficit of $177.5 million.
Our cash balance as of June 30, 2021 was $76.8 million.
We are pursuing proposals related to the expansion of our manufacturing facilities and corporate offices in the Coyol Free Zone in Costa Rica. The initial $35.3 million project estimate includes approximately 170,000 square feet of facility space and would initially increase our manufacturing capacity by approximately 400,000 units per year, and potentially increase capacity by 800,000 units with an additional incremental $4.6 million investment in manufacturing equipment. We held the groundbreaking ceremony for our new Sulàyöm Innovation Campus in Costa Rica in the second quarter of 2021. Construction on the new building will begin following finalization and execution of certain contractual arrangements.

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
As of June 30, 2021, we had 669 employees. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of share-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus, or COVID-19, as a pandemic which has spread globally, including locations where we do business. This outbreak caused a material disruption of our operations and our suppliers and customers in fiscal 2020 and resulted in delayed clinical trial enrollment within the reconstruction cohort. However, the impact from the COVID-19 outbreak has not had a material effect on our liquidity or financial position. The full extent of any future impact of the continuing outbreak, related business and travel restrictions and changes to behavior intended to reduce its spread are uncertain and continues to evolve globally. Management continues to monitor the impact that the COVID-19 pandemic is having on our operations, the breast aesthetics and reconstruction market and the economies in which we operate. We do not anticipate that our future results of operations, including the results for 2021 will be materially impacted by the COVID-19 outbreak. However, given the speed and frequency of continuously evolving developments with respect to this pandemic, we cannot reasonably estimate the magnitude of the potential impact to the results of our operations. To the extent that our customers continue to be materially and adversely impacted by the COVID-19 outbreak, this could materially interrupt our business operations.
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
Components of Results of Operations
Revenue
We commenced sales of our Motiva Implants in October 2010 and these products have historically accounted for the majority of our revenues. Sales of our Motiva breast implants accounted for over 97% of our revenues for the six months ended June 30, 2021, and we expect our revenues to continue to be driven primarily by sales of these products. We primarily derive revenue from sales of our Motiva Implants to two types of customers: (1) medical distributors and (2) direct sales to physicians, hospitals, and clinics.
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
We expect our R&D expenses to continue to increase in absolute dollars and as a percentage of revenue for the foreseeable future as we continue to advance our products under development, as well as initiate and prepare for additional clinical studies. We received an approval of an investigational device exemption, or IDE, from the FDA in March 2018 to initiate a clinical trial and enrolled the first patient in April 2018. In August 2019, we completed all patient surgeries for the IDE aesthetic cohorts, which include primary augmentation and revision augmentation. As of June 2020, we successfully completed enrollment in the revision reconstruction sub-cohort and we are continuing to enroll subjects in the remaining reconstruction cohort. Although we continue to activate trial sites and secure Institutional Review Board approvals, the COVID-19 pandemic has delayed enrollment in the reconstruction cohort for our IDE clinical trial, which could add at least six months to our planned regulatory timeline. We plan to enroll 800 patients in the study across 40 sites in the United States, Germany and Sweden. The results of the study are expected to support a pre-market approval, or PMA, submission to the FDA. We estimate that total costs for this IDE clinical trial will be between $30.0 million and $40.0 million over ten years. We also have other products under development for which we may be required to conduct clinical trials in future periods in order to receive regulatory approval to market these products.
Interest Expense
Interest expense consists primarily of cash and non-cash interest related to outstanding debt and amortization of debt discounts. As of June 30, 2021, we had $65.0 million in outstanding principal.
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
•Surgery Deferrals: From late March 2020 to mid-May 2020, among other impacts on our business related to the pandemic, plastic surgeons and their patients deferred surgical procedures in which our products otherwise could have been used, including surgeries for our clinical trial participants. This decrease in demand for our products recovered to varying degrees in the latter half of May and into June 2020, though still below pre-pandemic levels though the rest of fiscal 2020, as certain geographies reopened after an initial improvement in COVID-19 infection rates and allowed plastic surgeons to resume providing procedures. However, the impact from the COVID-19 outbreak in fiscal 2020 has not had a material effect on the Company’s liquidity or financial position. During the first half of 2021, we saw an increase in surgical activity as women’s interest in plastic surgery exceeded pre-pandemic levels, and most geographies modified procedures to mitigate infection risk to allow returning to normalized operating levels. However, if a resurgence of infections is observed, we may see continued volatility through at least the duration of the pandemic as geographies respond to current local conditions. The duration of further deferrals of surgical procedures, the magnitude of such deferrals, the timing and extent of the economic impact of the pandemic, and the pace at which the economy recovers therefrom, cannot be determined at this time. We continue to work closely with our plastic surgeon customers, distributors and suppliers to navigate through this unforeseen event while maintaining flexible operations and investing for future growth.
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
•2020 Results: Given that the onset of COVID-19 occurred toward the end of the first quarter of 2020, our total revenue for the second quarter of 2020 was significantly lower compared to the same period in 2019. Our revenue for the third and fourth quarters of 2020, however, recovered and was comparable or exceeded the revenue in corresponding quarters of fiscal 2019. The first and second quarters of 2021 resulted in record quarterly revenue, which points to the recovering global business environment and normalizing medical protocols as countries manage new COVID-19 infections.
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
For additional information on the various risks posed by the COVID-19 pandemic on our business, financial condition and results of operations, please see Part II, Item 1A. Risk Factors in this report.

Consolidated Results of Operations
The following tables set forth our results of operations for the periods presented, in dollars:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(unaudited) (in thousands)
Revenue	$31,994	$10,474	$62,330	$34,955
Cost of revenue	10,526	3,240	20,772	12,243
Gross profit	21,468	7,234	41,558	22,712
Operating expenses:
Sales, general and administrative	21,753	14,438	39,891	33,422
Research and development	4,349	2,399	8,397	6,598
Total operating expenses	26,102	16,837	48,288	40,020
Loss from operations	(4,634)	(9,603)	(6,730)	(17,308)
Interest expense	(2,248)	(2,130)	(4,443)	(4,276)
Change in fair value of derivative instruments	259	1,492	489	(437)
Change in fair value of contingent consideration	—	(141)	—	299
Other income (expense), net	1,709	104	(1,013)	(6,078)
Loss before income taxes	(4,914)	(10,278)	(11,697)	(27,800)
Provision for income taxes	(408)	(194)	(573)	(425)
Net loss	$(5,322)	$(10,472)	$(12,270)	$(28,225)

Comparison of Three Months Ended June 30, 2021 and 2020

	Three Months Ended June 30,
	2021	2020

	(unaudited) (in thousands)
Revenue	$31,994	$10,474
Cost of revenue	10,526	3,240
Gross profit	$21,468	$7,234
Gross margin	67.1%	69.1%

Revenue
Revenue increased $21.5 million, or 205.5%, to $32.0 million for the three months ended June 30, 2021, compared to $10.5 million for the three months ended June 30, 2020. The increase was primarily due to the global economies recovering from the COVID-19 pandemic declared in March 2020 that resulted in multiple geographies experiencing restrictions on elective surgical procedures and a shut-down or slow down in business activity deemed to be non-essential during the twelve months ended December 31, 2020.
Cost of Revenue and Gross Margin
Cost of revenue increased $7.3 million, or 224.9%, to $10.5 million for the three months ended June 30, 2021, compared to $3.2 million for the three months ended June 30, 2020. The increase in cost of revenue is in line with the increase in revenue due to the economic recovery from the COVID-19 pandemic.
Gross margin decreased to 67.1% for the three months ended June 30, 2021, compared to 69.1% for the three months ended June 30, 2020 due to changes in product mix during the second quarter of 2020 favoring direct markets which historically produced higher profit margins as compared to distributor markets.
Operating Expenses

	Three Months Ended June 30,
	2021	2020

	(unaudited) (in thousands)
Operating expenses:
Sales, general and administrative	$21,753	$14,438
Research and development	4,349	2,399
Total operating expenses	$26,102	$16,837

Sales, General and Administrative Expense
SG&A expense increased $7.3 million, or 50.7%, to $21.8 million for the three months ended June 30, 2021, compared to $14.4 million for the three months ended June 30, 2020. The increase in SG&A was primarily due to a $3.7 million increase in personnel and related costs, a $1.5 million increase in consulting fees, a $1.1 million increase in sales and marketing expenses, and a $1.0 million increase in freight.
Research and Development Expense
R&D expense increased $2.0 million, or 81.3%, to $4.3 million for the three months ended June 30, 2021, compared to $2.4 million for the three months ended June 30, 2020, primarily due to a $2.0 million increase in personnel costs.
Interest Expense
Interest expense remained consistent at $2.2 million for the three months ended June 30, 2021, compared to $2.1 million for the three months ended June 30, 2020.

Change in Fair Value of Derivative Instruments
Change in fair value of derivative instruments for the three months ended June 30, 2021 resulted in a gain of $0.3 million, compared to a gain of $1.5 million for the three months ended June 30, 2020. The change in fair value of derivative instruments was primarily due to changes in the fair value of Madryn derivatives embedded in the Madryn Credit Agreement we entered into in August 2017.
Provision for Income Taxes
Provision for income taxes increased $0.2 million, or 110.3%, to $0.4 million for the three months ended June 30, 2021, compared to $0.2 million for the three months ended June 30, 2020. The change in the provision for income taxes is primarily due to increase in pre-tax income in certain foreign jurisdictions.
Other Income (Expense), Net
Other income (expense), net increased $1.6 million to a gain of $1.7 million for the three months ended June 30, 2021, compared to a loss of $0.1 million for the three months ended June 30, 2020. The increase was primarily due to the foreign currency fluctuations of Brazilian real and the euro as compared to the U.S. dollar in fiscal 2020 and 2021, resulting in a foreign currency transaction gain of $2.0 million for the three months ended June 30, 2021, compared to a gain of $0.3 million for the three months ended June 30, 2020.

Comparison of the Six Months Ended June 30, 2021 and 2020

	Six Months Ended June 30,
	2021	2020

	(unaudited) (in thousands)
Revenue	$62,330	$34,955
Cost of revenue	20,772	12,243
Gross profit	$41,558	$22,712
Gross margin	66.7%	65.0%

Revenue
Revenue increased $27.4 million, or 78.3%, to $62.3 million for the six months ended June 30, 2021, compared to $35.0 million for the six months ended June 30, 2020. The increase was primarily due to the global economies recovering from the COVID-19 pandemic declared in March 2020 that resulted in multiple geographies experiencing restrictions on elective surgical procedures and a shut-down or slow down in business activity deemed to be non-essential.
Cost of Revenue and Gross Margin
Cost of revenue increased $8.5 million, or 69.7%, to $20.8 million for the six months ended June 30, 2021, compared to $12.2 million for the six months ended June 30, 2020. The increase in cost of revenue is in line with the increase in revenue due to the economic recovery from the COVID-19 pandemic.
The gross margin increased to 66.7% for the six months ended June 30, 2021, compared to 65.0% for the six months ended June 30, 2020, primarily due to the benefit of geographic mix, greater operating efficiencies, and enhanced manufacturing planning capabilities.
Operating Expenses

	Six Months Ended June 30,
	2021	2020

	(unaudited) (in thousands)
Operating expenses:
Sales, general and administrative	$39,891	$33,422
Research and development	8,397	6,598
Total operating expenses	$48,288	$40,020

Sales, General and Administrative Expense
SG&A expense increased $6.5 million, or 19.4%, to $39.9 million for the six months ended June 30, 2021, compared to $33.4 million for the six months ended June 30, 2020. The increase in SG&A expense was primarily due to a $3.3 million increase in personnel and related costs, a $1.4 million increase in sales and marketing expenses, a $1.4 million increase in freight and a $0.7 million increase in consulting fees.
Research and Development Expense
R&D expense increased $1.8 million, or 27.3%, to $8.4 million for the six months ended June 30, 2021, compared to $6.6 million for the six months ended June 30, 2020. The increase in R&D expense was primarily due to a $2.3 million increase in personnel cost, partially offset by a $0.4 million decrease in expenditures related to our IDE clinical trial in the United States, primarily consisting of fees to third parties to manage the clinical trial.
Interest Expense
Interest expense remained consistent at $4.4 million for the six months ended June 30, 2021, compared to $4.3 million for the six months ended June 30, 2020.

Change in Fair Value of Derivative Instruments
Change in fair value of derivative instruments for the six months ended June 30, 2021 resulted in a gain of $0.5 million, compared to a loss of $0.4 million for the six months ended June 30, 2020. The change in fair value of derivative instruments was due to changes in the fair value of Madryn derivatives embedded in the Madryn Credit Agreement we entered into in August 2017.
Change in Fair Value of Contingent Consideration
The liability related to the contingent consideration was extinguished in the third quarter of 2020 when the remaining contingently-issuable shares were issued.
Provision for Income Taxes
Provision for income taxes increased $0.1 million, or 34.8%, to $0.6 million for the six months ended June 30, 2021, compared to $0.4 million for the six months ended June 30, 2020. The change in the provision for income taxes is primarily due to increased pre-tax income in certain foreign jurisdictions.
Other Income (Expense), Net
Other income (expense), net decreased $5.1 million, or 83.2%, to a loss of $1.0 million for the six months ended June 30, 2021, compared to a loss of $6.1 million for the six months ended June 30, 2020. The decrease was primarily due to the foreign currency fluctuations of Brazilian real and the euro as compared to the U.S. dollar in fiscal 2020 and 2021, resulting in a foreign currency transaction loss of $0.6 million as of June 30, 2021, compared to a loss of $5.8 million for the six months ended June 30, 2020.

Liquidity and Capital Resources
As of June 30, 2021, we had an accumulated deficit of $177.5 million. Since our inception, we have generated losses and expect to continue to generate losses in the intermediate term. We have financed our operations through a combination of equity financings and debt financings, and from cash generated from operations, primarily from the collection of accounts receivable resulting from sales. Our historical cash outflows have primarily been associated with cash used for operating activities such as expansion of our sales and marketing and distributor infrastructure, investing in inventory, R&D activities, asset acquisitions, capital improvements and other working capital needs. As of June 30, 2021 and December 31, 2020, we had cash of $76.8 million and $84.5 million, respectively.
On February 3, 2020, we completed a public follow-on offering and received net proceeds of $63.9 million, after deducting underwriting discounts and expenses. During the six months ended June 30, 2021, the Company also received $2.4 million from the exercise of stock options.
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
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Six Months Ended June 30,
	2021	2020
	(unaudited) (in thousands)
Net cash provided by (used in):
Operating activities	$(7,368)	$(12,897)
Investing activities	(2,465)	(2,282)
Financing activities	2,208	64,042
Effect of exchange rate changes on cash	(92)	(136)
Net (decrease) increase in cash	$(7,717)	$48,727

Net Cash Used in Operating Activities
Net cash used in operating activities of $7.4 million for the six months ended June 30, 2021 was comprised of a net loss of $12.3 million and a $0.5 million change in fair value of financial instruments, partially offset by $0.1 million of unrealized foreign currency loss, $4.3 million of share-based compensation expense, $1.8 million of non-cash depreciation expense, $1.0 million of non-cash interest expense due to accretion of debt discounts, $0.1 million of change in provision for doubtful accounts, and a $23,000 change in provision for inventory obsolescence, as well as changes in operating assets and liabilities of $2.2 million.
Net cash used in operating activities of $12.9 million for the six months ended June 30, 2020 was comprised of a net loss of $28.2 million partially offset by $5.6 million of unrealized foreign currency loss, a $0.4 million change in fair value of financial instruments, $3.2 million of share-based compensation expense, a $0.6 million change in provision for inventory obsolescence, $1.6 million of non-cash depreciation expense, a $1.0 million change in provision for doubtful accounts, and $0.8 million of non-cash interest expense due to accretion of debt discounts, as well as changes in operating assets and liabilities of $2.1 million.
Net Cash Used in Investing Activities
Net cash used in investing activities of $2.5 million for the six months ended June 30, 2021 primarily consisted of $1.7 million in purchases of property and equipment, $0.4 million of cash paid for past asset acquisitions and $0.3 million of purchases of intangibles.
Net cash used in investing activities of $2.3 million for the six months ended June 30, 2020 primarily consisted of $1.3 million in purchases of property and equipment, $0.5 million of cash paid for past asset acquisitions and $0.5 million of purchases of intangibles.
Net Cash Provided by Financing Activities
Net cash provided by financing activities of $2.2 million for the six months ended June 30, 2021 primarily consisted of $2.4 million in proceeds received for stock option exercises, which were partially offset by $0.1 million in repayment on finance leases and a $0.1 million tax payment related to shares withheld upon vesting of restricted stock.
Net cash provided by financing activities of $64.0 million for the six months ended June 30, 2020 primarily reflected $63.9 million in proceeds received from the issuance of common shares in the follow-on public offering, net of underwriters’ discount and issuance costs, $0.4 million in proceeds received for stock option exercises, which were partially offset by $0.1 million in repayment of finance leases and a $48,000 tax payment related to shares withheld upon vesting of restricted stock.
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
Pursuant to the June 2019 amendment, we became eligible to borrow an additional $10.0 million (Term B-3) and $15.0 million (Term B-4) on or before September 30, 2019 and December 31, 2019, respectively. We borrowed the available funds under both tranches equal to $25.0 million on August 12, 2019, bringing up the total outstanding principal balance to $65.0 million as of June 30, 2021.
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
Prior to the effectiveness of the June 17, 2019 amendment, borrowings under the Madryn Credit Agreement bore interest at a rate equal to 3-month LIBOR plus 11.0% per annum. As of the amendment on June 17, 2019, borrowings under the Madryn Credit Agreement bear interest at a rate equal to 3-month LIBOR plus 8.0% per annum provided that no default has occurred. In an event of a default, the interest would increase by an additional 4.0% per annum. The effective interest rate under the amended Madryn Credit Agreement is 18.4%, and the weighted average interest rate was approximately 10.6% at June 30, 2021. The Company incurred $3.4 million and $3.5 million in interest expense in connection with Madryn Credit Agreement during the six months ended June 30, 2021 and 2020, respectively. No principal payments are due on the term loans until the final maturity date on September 30, 2025.
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
Off-Balance Sheet Arrangements
As of June 30, 2021 and December 31, 2020, we did not have any off-balance sheet arrangements.
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
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We had cash of $76.8 million and $84.5 million as of June 30, 2021 and December 31, 2020, respectively. We manage our cash portfolio for operating and working capital purposes. Our cash balances are held in bank checking accounts, and we believe that we do not have any material exposure to changes in the fair value of our cash portfolio as a result of changes in interest rates.
Foreign Currency Exchange Risk
To date, the majority of our revenue has been denominated in U.S. dollars, Brazilian reals and euros. Some of our operating expenses are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro and Brazilian real. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations. For the six months ended June 30, 2021, foreign currency transaction loss amounted to $0.6 million primarily related to the remeasurement of transactions denominated in the U.S. dollar into the Brazilian real and the euro as part of the financial reporting consolidation process under GAAP. The Brazilian real has been experiencing a weakening since December 31, 2017 as compared to the U.S. dollar with a slight recovery experienced in the second quarter of fiscal year 2021. We have not engaged in any foreign currency hedging activities. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in foreign currency exchange rates. During the year ended December 31, 2020, the effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts as of December 31, 2020 would have had an impact of approximately 9.9% on revenues and would have impacted our net loss by a commensurate amount.
Inflation Risk
We do not believe that inflation had a significant impact on our results of operations for any periods presented in our consolidated financial statements.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
As of June 30, 2021, the end of the period covered by this Quarterly Report on From 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our

Chief Executive Officer and Chief Financial Officer concluded that, due to a material weakness in internal control over financial reporting, our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report at the reasonable assurance level.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are not a party to any material legal proceeding required to be disclosed under Item 103 of Regulation S-K.
ITEM 1A. RISK FACTORS
Investing in our common shares involves a high degree of risk. We operate in a rapidly changing economic and competitive environment that presents numerous risks, many of which are driven by factors that we cannot control or predict. The following risk factors describe circumstances or events that could have a negative effect on our business, financial condition or operating results. You should consider the following risks carefully, together with all the other information in this Quarterly Report on Form 10-Q, including our consolidated financial statements and notes thereto, before you invest in our common shares. If any of the following risks occur, our business, financial condition, or operating results, could be adversely affected. As a result, the trading price of our common shares could decline, and you could lose part or all of your investment. Additional risks and uncertainties not currently known to us or that we currently believe are not material could also impair our business, financial condition or operating results.
Summary Risk Factors
The following is a summary of certain key risk factors for investors in our securities. You should read this summary together with the more detailed description of risks and uncertainties below before investing in the company.

•The COVID-19 pandemic has materially and adversely affected our business and our financial results, and may continue to do so for the foreseeable future.
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
•If we are unable to educate clinicians on the safe, effective and appropriate use of our products and designed surgeries, we may experience increased claims of product liability and may be unable to achieve our expected growth.
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
•The medical technology industry is complex and intensely regulated at the federal, state, and local levels and government authorities may determine that we have failed to comply with applicable laws or regulations.
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
Risk Related to COVID-19
The COVID-19 pandemic has materially and adversely affected our business and our financial results, and may continue to do so for the foreseeable future.

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

Risks Related to the Development and Commercialization of Our Products
Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.
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
Although we launched Motiva Implants commercially in October 2010 and have sold more than 1.6 million units to date in various countries outside the United States, we do not have as much post-market surveillance data as our competitors and may not have clearly identified all possible or actual risks of our products. Furthermore, if our clinical trials do not produce patient data that compares favorably with breast implants that are already on the market, physicians and patients may opt to not use our products, and our business would suffer.
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
If we are unable to educate clinicians on the safe, effective and appropriate use of our products and designed surgeries, we may experience increased claims of product liability and may be unable to achieve our expected growth.
We make extensive physician medical education resources available to clinicians in an effort to ensure that they have access to current treatment methodologies, are aware of the advantages and risks of our Motiva Implants and MotivaImagine products, and are educated regarding the safe and appropriate use of our products. It is critical to the success of our business to broadly educate clinicians who use or desire to use our products to provide them with adequate instructions in the appropriate use of our products and designed surgeries. Certain of our products require the use of specialized techniques which may not be covered in medical school curricula and/or product-specific knowledge. For example, metal implant such as screws or artificial joints, produce an artifact when magnetic resonance imaging, or MRI, is used to image the area in which the object resides. Our QInside Safety Technology microtransponder embedded in certain Motiva Implants contains metal and causes an artifact that can affect breast cancer screening using MRI, and this artifact is not present in other imaging modalities such as breast ultrasound and film or digital mammography. It is important that we educate physicians and patients on the risks associated with MRI artifacts and how to mitigate them if they choose to utilize Motiva Implants that contain a QInside microtransponder. Failure to provide adequate training and education could result in, among other things, unsatisfactory patient outcomes, patient injury, negative publicity or increased product liability claims or lawsuits against the company, any of which could have a material and adverse effect on our business and reputation. Claims against the company may occur even if such claims are without merit and/or no product defect is present, due to improper surgical technique, inappropriate use of our products, or other lack of awareness regarding the safe and effective use of our products. If we fail to educate physicians and patients about any of these factors, they may make decisions or conclusions regarding Motiva Implants without full knowledge of the risks and benefits or may view our Motiva Implants negatively.

As part of our effort to educate and train plastic surgeons through our MotivaEDGE educational platform, we completed 126 and 244 medical training sessions worldwide during 2020 and 2019, respectively. If we are unable to offer, or if we experience a delay in offering, medical training sessions, we may experience reduced or slower than expected adoption of our products. Although since the outbreak of the global COVID-19 pandemic we have offered virtual training sessions through our MotivaEDGE platform, the limited ability to provide in-person programs to surgeons may reduce the effectiveness of, and interest in, our medical education efforts.
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
Neither we, nor any future collaboration partner, can commercialize Motiva Implants in the United States without first obtaining regulatory approval for the product from the FDA. In the EU and other countries, we previously obtained a CE Mark before making Motiva Implants available for commercial sale. FDA guidance on silicone breast implants mandates approval via the PMA process. Extensive preclinical and clinical testing will be required to support the PMA. At least one well-controlled clinical trial is required for approval, such as the one we began in April 2018, which will require us to commit significant financial and personnel resources. Additionally, we will be required to commit to significant and costly post-approval requirements, which will include follow-up of our clinical trial patients for up to ten years, creation of a patient registry, and/or other studies, and implementation of training programs for physicians. We may be unable to fund, enroll, or complete such trials in a timely fashion, or at all, and we may have an insufficient number of enrolled patients follow up as instructed. The results of clinical studies may not be favorable enough to support marketing approval in the United States, or may raise other questions (pertaining, for example, to product safety or effectiveness) that jeopardizes our current approvals for sale in other territories. The FDA approval process will take at least several years to complete, and FDA approval may never be obtained. We must also demonstrate that our manufacturing facilities, processes and controls are adequate to support FDA approval and that our clinical investigators complied with good clinical practices in the conduct of the clinical trial for our Motiva Implants.
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
Our success in implementing our business strategy depends largely on the skills, experience and performance of members of our executive management team and other key employees, including Juan José Chacón Quirós, our Chief Executive Officer, Roberto de Mezerville, our Chief Technology Officer and Pratip Dastidar, our Head of Global Operations. The collective efforts of each of these persons, and others working with them as a team, are critical as we continue to develop our tests and technologies and pursue our research and development and sales programs. As a result of the difficulty in locating qualified new management and other key employees, the loss or incapacity of existing members of our executive management team could adversely affect our operations. If we were to lose one or more key employees, we could experience difficulties in finding qualified successors, competing effectively, developing our technologies and implementing our business strategy.

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
We have recently experienced management turnover, which creates uncertainties and could harm our business.
We have experienced significant changes in our executive leadership in the past twelve months. In June 2021, our Chief Financial Officer, Renee M. Gaeta, announced that she was resigning for personal reasons at the end of July 2021, and in May 2021, our former Chief Operating Officer, Salvador Dada, who has been on medical leave since March 2021, returned to the company as Head of Special Projects. It was announced that Mr. Dastidar would join the Company as the Head of Global Operations, and the Company has commenced a search for Ms. Gaeta’s replacement.
Additionally, in July 2021, the Board of Directors announced that it had appointed Ms. Ann Custin and Mr. Bryan Slotkin to the Board of Directors.
Changes to strategic or operating goals, which can often times occur with the appointment of new executives and directors, can create uncertainty, may negatively impact our ability to execute quickly and effectively, and may ultimately be unsuccessful. In addition, executive leadership transition periods are often difficult as the new executives gain detailed knowledge of our operations, and friction can result from changes in strategy and management style. Management turnover inherently causes some loss of institutional knowledge, which can negatively affect strategy and execution. If we do not integrate new executives successfully, we may be unable to manage and grow our business, and our financial condition and profitability may suffer as a result. In addition, to the extent we experience additional management turnover, competition for top management is high and it may take months to find a candidate that meets our requirements. If we are unable to attract and retain qualified management personnel, our business could suffer.
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
As of June 30, 2021, we had 669 employees. Unless it is necessary for us to continue to make reductions to our workforce as a cost management strategy due to the impact of the global COVID-19 pandemic on our business, over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, principally in the areas of manufacturing, regulatory affairs, clinical and sales and marketing, and particularly as we prepare our operations in the anticipation of obtaining approval from the FDA to commercialize our Motiva Implants in the United States. We also intend to continue to improve our operational, financial and management controls, reporting systems and procedures, which may require additional personnel. Such growth could place a strain on our administrative and operational infrastructure, and/or our managerial abilities, and we may not be able to make improvements to our management information and control systems in an efficient or timely manner. We may discover deficiencies in existing systems and controls.
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
We have incurred net operating losses since our inception, and we continue to incur significant research and development and general and administrative expenses related to our operations. We do not expect to be profitable in 2020, and in future years we expect to incur significant research and development expenses related to, among other things, the IDE clinical study of Motiva Implants in the United States. Investment in medical device product development, particularly clinical studies, is highly speculative. It entails substantial upfront capital expenditures and significant risk that any potential planned product will fail to demonstrate adequate accuracy or clinical utility. We may not be profitable for some time. As of June 30, 2021, we had an accumulated deficit of $177.5 million.
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

Risks Related to Our Business and Our Industry
The medical technology industry is complex and intensely regulated at the federal, state, and local levels and government authorities may determine that we have failed to comply with applicable laws or regulations.
As a company which manufactures and distributes medical devices and technologies, we are subject to numerous regional, national and local laws and regulations. There are significant costs involved in complying with these laws and regulations. Moreover, if we are found to have violated any applicable laws or regulations, we could be subject to civil and/or criminal damages, fines, sanctions or penalties, including exclusion from participation in governmental healthcare programs. We may also be required to change our method of operations. These consequences could be the result of current conduct or even conduct that occurred a number of years ago. We also could incur significant costs merely if we become the subject of an investigation or legal proceeding alleging a violation of these laws and regulations. We cannot predict whether any government authority will determine that we are not operating in accordance with law, or whether the laws will change in the future and impact our business.
Under some circumstances, government investigations can also be initiated by private individuals under whistleblower provisions which may be incentivized by the possibility for private recoveries. Responding to inquiries and enforcement activities can be costly and disruptive to our business operations, even when the allegations are without merit. We also may be subject to other financial sanctions or be required to modify our operations. Any of these actions could have a material adverse effect on our business, financial condition and results of operations.
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
We are subject to extensive and dynamic medical device regulation, which may impede or hinder the approval or sale of our products and, in some cases, may ultimately result in an inability to obtain approval of certain products or may result in the recall or seizure of previously approved products.
Our products, marketing, sales and development activities and manufacturing processes are subject to extensive and rigorous regulation by various regulatory agencies and governing bodies. Under the US Food, Drug and Cosmetic Act (FDC Act), medical devices must receive FDA clearance or approval or an exemption from such clearance or approval before they can be commercially marketed in the U.S. In the EU, we are required to comply with applicable medical device directives (including the Medical Devices Directive and the European Medical Device Regulation) and obtain CE Mark certification in order to market medical devices. In addition, exported devices are subject to the regulatory requirements of each country to which the device is exported. Many countries require that product approvals be renewed or recertified on a regular basis, generally every four to five years. The renewal or recertification process requires that we evaluate any device changes and any new regulations or standards relevant to the device and conduct appropriate testing to document continued compliance. Where renewal or recertification applications are required, they may need to be renewed and/or approved in order to continue selling our products in those countries. There can be no assurance that we will receive the required approvals for new products or modifications to existing products on a timely basis or that any approval will not be subsequently withdrawn or conditioned upon extensive post-market study requirements.
The European Union regulatory bodies finalized a new Medical Device Regulation (MDR) in 2017, which replaced the existing directives and provided three years for transition and compliance. The MDR will change several aspects of the existing regulatory framework, such as updating clinical data requirements and introducing new ones, such as Unique Device Identification (UDI). We and the Notified Bodies who will oversee compliance to the new MDR face uncertainties as the MDR is rolled out and enforced by the Commission and EEA Competent

Authorities, creating risks in several areas, including the CE Marking process and data transparency, in the upcoming years.
Regulations regarding the development, manufacture and sale of medical devices are evolving and subject to future change. We cannot predict what impact, if any, those changes might have on our business. Failure to comply with regulatory requirements could have a material adverse effect on our business, financial condition and results of operations. Later discovery of previously unknown problems with a product or manufacturer could result in fines, delays or suspensions of regulatory clearances or approvals, seizures or recalls of products, physician advisories or other field actions, operating restrictions and/or criminal prosecution. We may also initiate field actions as a result of a failure to strictly comply with our internal quality policies. The failure to receive product approval clearance on a timely basis, suspensions of regulatory clearances, seizures or recalls of products, physician advisories or other field actions, or the withdrawal of product approval by regulatory authorities could have a material adverse effect on our business, financial condition or results of operations.
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
We identified a material weakness in our internal control over financial reporting as of December 31, 2019, which remains unremediated, and may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our consolidated financial statements. If we fail to remedy our material weakness, or if we fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.
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
As of June 30, 2021, our executive officers, directors and shareholders who own more than 5% of our outstanding common shares, in the aggregate, assuming the exercise of all options held by such persons, beneficially owned shares representing approximately 51.0% of our common shares. As a result, if these shareholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our shareholders for approval, as well as our management and affairs. For example, these shareholders, if they choose to act together, will control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other shareholders may desire.
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
Certain of our executive officers are parties to employment agreements that contain change in control and severance provisions providing for aggregate cash payments of up to approximately $2.4 million for severance and other benefits and acceleration of vesting of share options in the event of a termination of employment in connection with a change in control of our company. The accelerated vesting of options could result in dilution to our existing shareholders and harm the market price of our common shares. The payment of these severance benefits could harm our financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with our company.

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

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. MINE SAFETY DISCLOSURES
None
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)     Exhibits.

Exhibits	Description	Incorporation by Reference
10.1	Employment Agreement by and between Registrant and Pratip Dastidar, dated May 17, 2021	Form 8-K, Exhibit 10.1, File Number 001-38593, Filed May 18, 2021
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

ESTABLISHMENT LABS HOLDINGS INC.

		By:	/s/ Juan José Chacón Quirós

Date:	July 30, 2021	By:	Juan José Chacón Quirós
		Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date:	July 30, 2021	By:	/s/ Renee M. Gaeta

		Name:	Renee M. Gaeta
		Title:	Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)