Form 10-Q
period 2021-09-30
ESTABLISHMENT LABS HOLDINGS INC.
filed 2021-11-09
CIK 1688757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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
The number of the registrant’s common shares outstanding as of November 8, 2021 was 24,003,667.

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

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash	$64,623	$84,523
Accounts receivable, net of allowance for doubtful accounts of $1,542 and $1,143	24,704	19,127
Inventory, net	26,652	23,210
Prepaid expenses and other current assets	8,726	5,439
Total current assets	124,705	132,299
Long-term assets:
Property and equipment, net of accumulated depreciation	16,781	16,202
Goodwill	465	465
Intangible assets, net of accumulated amortization	3,654	4,148
Right-of-use operating lease assets, net	2,307	2,610
Other non-current assets	447	664
Total assets	$148,359	$156,388
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$10,257	$9,722
Accrued liabilities	19,178	14,532
Other liabilities, short-term	1,015	1,646
Total current liabilities	30,450	25,900
Long-term liabilities:
Note payable, Madryn, net of debt discount and issuance costs	51,343	49,832
Madryn put option	894	1,440
Operating lease liabilities, non-current	1,967	1,923
Other liabilities, long-term	2,145	2,332
Total liabilities	86,799	81,427
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common shares - zero par value, unlimited amount authorized; 24,394,766 and 23,925,789 shares issued at September 30, 2021 and December 31, 2020, respectively; 23,986,696 and 23,517,719 shares outstanding at September 30, 2021 and December 31, 2020, respectively	219,216	213,471
Additional paid-in-capital	33,856	26,717
Treasury shares, at cost, 408,070 shares held at September 30, 2021 and December 31, 2020	(2,854)	(2,854)
Accumulated deficit	(192,194)	(165,246)
Accumulated other comprehensive income	3,536	2,873
Total shareholders’ equity	61,560	74,961
Total liabilities and shareholders’ equity	$148,359	$156,388
The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$29,039	$22,758	$91,369	$57,713
Cost of revenue	9,419	7,612	30,191	19,855
Gross profit	19,620	15,146	61,178	37,858
Operating expenses:
Sales, general and administrative	24,780	15,008	64,671	48,430
Research and development	3,884	2,729	12,281	9,327
Total operating expenses	28,664	17,737	76,952	57,757
Loss from operations	(9,044)	(2,591)	(15,774)	(19,899)
Interest income	7	2	15	12
Interest expense	(2,293)	(2,886)	(6,736)	(7,162)
Change in fair value of derivative instruments	57	879	546	442
Change in fair value of contingent consideration	—	5	—	304
Other income (expense), net	(3,339)	527	(4,360)	(5,561)
Loss before income taxes	(14,612)	(4,064)	(26,309)	(31,864)
Provision for income taxes	(66)	(181)	(639)	(606)
Net loss	$(14,678)	$(4,245)	$(26,948)	$(32,470)

Basic and diluted net loss per share	$(0.61)	$(0.18)	$(1.13)	$(1.40)
Weighted average outstanding shares used for basic and diluted net loss per share	24,091,546	23,611,925	23,885,412	23,184,322

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(14,678)	$(4,245)	$(26,948)	$(32,470)
Other comprehensive income:
Foreign currency translation gain	1,280	278	663	3,312
Other comprehensive gain	1,280	278	663	3,312
Comprehensive loss	$(13,398)	$(3,967)	$(26,285)	$(29,158)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statement of Shareholders’ Equity
(Unaudited) (In thousands, except share data)

	Common Shares		Treasury Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	23,925,789	$213,471	(408,070)	$(2,854)	$26,717	$(165,246)	$2,873	$74,961
Stock option exercises	163,034	1,882	—	—	—	—	—	1,882
Share-based compensation	5,939	6	—	—	1,750	—	—	1,756
Shares withheld to cover income tax obligation upon vesting of restricted stock	(711)	(1)	—	—	(40)	—	—	(41)
Foreign currency translation gain	—	—	—	—	—	—	941	941
Net loss	—	—	—	—	—	(6,948)	—	(6,948)
Balance at March 31, 2021	24,094,051	215,358	(408,070)	(2,854)	28,427	(172,194)	3,814	72,551
Stock option exercises	36,750	635	—	—	—	—	—	635
Share-based compensation	3,126	3	—	—	2,554	—	—	2,557
Shares withheld to cover income tax obligation upon vesting of restricted stock	(474)	—	—	—	(34)	—	—	(34)
Foreign currency translation loss	—	—	—	—	—	—	(1,558)	(1,558)
Net loss	—	—	—	—	—	(5,322)	—	(5,322)
Balance at June 30, 2021	24,133,453	215,996	(408,070)	(2,854)	30,947	(177,516)	2,256	68,829
Stock option exercises	260,465	3,219	—	—	(141)	—	—	3,078
Share-based compensation	1,000	1	—	—	3,063	—	—	3,064
Shares withheld to cover income tax obligation upon vesting of restricted stock	(152)	—	—	—	(13)	—	—	(13)
Foreign currency translation gain	—	—	—	—	—	—	1,280	1,280
Net loss	—	—	—	—	—	(14,678)	—	(14,678)
Balance at September 30, 2021	24,394,766	$219,216	(408,070)	$(2,854)	$33,856	$(192,194)	$3,536	$61,560
The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statement of Shareholders’ Equity
(Unaudited) (In thousands, except share data)

	Common Shares		Treasury Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	21,057,040	$147,688	(408,070)	$(2,854)	$21,214	$(127,125)	$691	$39,614
Issuance of common stock, net of underwriters’ discount and issuance costs	2,628,571	63,855	—	—	—	—	—	63,855
Stock option exercises	39,723	181	—	—	—	—	—	181
Share-based compensation	11,062	11	—	—	1,618	—	—	1,629
Shares withheld to cover income tax obligation upon vesting of restricted stock	(1,383)	(1)	—	—	(33)	—	—	(34)
Foreign currency translation gain	—	—	—	—	—	—	2,821	2,821
Net loss	—	—	—	—	—	(17,753)	—	(17,753)
Balance at March 31, 2020	23,735,013	211,734	(408,070)	(2,854)	22,799	(144,878)	3,512	90,313
Stock option exercises	22,734	193	—	—	—	—	—	193
Share-based compensation	5,802	6	—	—	1,551	—	—	1,557
Shares withheld to cover income tax obligation upon vesting of restricted stock	(762)	(1)	—	—	(12)	—	—	(13)
Foreign currency translation gain	—	—	—	—	—	—	213	213
Net loss	—	—	—	—	—	(10,472)	—	(10,472)
Balance at June 30, 2020	23,762,787	211,932	(408,070)	(2,854)	24,338	(155,350)	3,725	81,791
Issuance of common shares in settlement of contingent consideration	33,334	618	—	—	—	—	—	618
Stock option exercises	21,195	192	—	—	—	—	—	192
Share-based compensation	11,302	11	—	—	1,337	—	—	1,348
Shares withheld to cover income tax obligation upon vesting of restricted stock	(938)	(1)	—	—	(17)	—	—	(18)
Foreign currency translation gain	—	—	—	—	—	—	278	278
Net loss	—	—	—	—	—	(4,245)	—	(4,245)
Balance at September 30, 2020	23,827,680	$212,752	(408,070)	$(2,854)	$25,658	$(159,595)	$4,003	$79,964
The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(26,948)	$(32,470)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,792	2,502
Provision for doubtful accounts	477	758
Provision for inventory obsolescence	93	1,512
Share-based compensation	7,377	4,534
Loss from disposal of property and equipment	133	152
Unrealized foreign currency loss, net	3,317	5,043
Amortization of right-to-use asset	305	256
Change in fair value of derivative instruments	(546)	(442)
Change in fair value of contingent consideration	—	(304)
Amortization of debt discount	1,512	1,232
Changes in operating assets and liabilities:
Accounts receivable	(6,795)	3,291
Inventory	(5,289)	(1,722)
Prepaid expenses and other current assets	(3,320)	1,043
Other assets	204	(30)
Accounts payable	660	(3,267)
Accrued liabilities	6,828	1,725
Operating lease liabilities	(309)	(218)
Other liabilities	(314)	461
Net cash used in operating activities	(19,823)	(15,944)
Cash flows from investing activities:
Purchases of property and equipment	(2,667)	(2,136)
Cash used in asset acquisitions	(434)	(1,652)
Cost incurred for intangible assets	(447)	(647)
Net cash used in investing activities	(3,548)	(4,435)
Cash flows from financing activities:
Repayments on finance leases	(163)	(224)
Proceeds from issuance of common shares, net of underwriters’ discount and issuance costs	—	63,855
Proceeds from stock option exercises	4,096	566
Tax payments related to shares withheld upon vesting of restricted stock	(88)	(65)
Net cash provided by financing activities	3,845	64,132
Effect of exchange rate changes on cash	(374)	23
Net (decrease)/increase in cash	(19,900)	43,776
Cash at beginning of period	84,523	37,655
Cash at end of period	$64,623	$81,431

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Supplemental disclosures:
Cash paid for interest	$5,182	$5,213
Cash paid for income taxes	$429	$2

Supplemental disclosures of non-cash investing and financing activities:
Unpaid balance for property and equipment	$34	$252
Issuance of common shares in settlement of contingent consideration	$—	$618
Inventory acquired in an asset acquisition	$—	$1,009
Intangible assets acquired in an asset acquisition	$—	$138
Consideration payable related to asset acquisition	$412	$818
Cashless option exercises	$1,640	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Formation and Business of the Company
Formation and Business of the Company
Establishment Labs Holdings Inc. and its wholly owned subsidiaries (collectively “the Company”, “we”, “us”, or “our”) is a global company that manufactures and markets innovative medical devices for aesthetic and reconstructive plastic surgery. The Company was established in the British Virgin Islands on October 9, 2013, at which time Establishment Labs, S.A., the Costa Rican manufacturing company, was reincorporated as a wholly-owned subsidiary. As of September 30, 2021, the Company also has wholly-owned subsidiaries in the United States (JAMM Technologies, Inc. and Motiva USA LLC), Brazil (Establishment Labs Produtos para Saude Ltda), Belgium (European Distribution Center Motiva BVBA), France (Motiva Implants France SAS), Sweden (Motiva Nordica AB), Switzerland (JEN-Vault AG), the United Kingdom (Motiva Implants UK Limited), Italy (Motiva Italy S.R.L), Spain (Motiva Implants Spain, S.L.), Austria (Motiva Austria GmbH), Germany (Motiva Germany GmbH) and Argentina (Motiva Argentina S.R.L). Substantially all of the Company’s revenues are derived from the sale of silicone gel-filled breast implants, branded as Motiva Implants.
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
The Company is pursuing regulatory approval to commercialize its products in the United States. The Company received approval for an investigational device exemption, or IDE, from the FDA in March 2018 to initiate a clinical trial in the United States for its Motiva Implants. In August 2019, we completed all patient surgeries for the IDE aesthetic cohorts, which include primary augmentation and revision. As of September 30, 2021, we are continuing to enroll subjects in the remaining reconstruction cohort.
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
2.    Summary of Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2021 as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s audited consolidated financial statements as of December 31, 2020 and 2019 and for the years then ended. Below are those policies with current period updates.
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
The condensed consolidated financial statements include the Company’s accounts and those of its wholly owned subsidiaries as of September 30, 2021 as follows:

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
Unaudited Interim Condensed Consolidated Financial Information
The accompanying interim condensed consolidated financial statements as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020, and the related interim information contained within the notes to the condensed consolidated financial statements, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to state fairly the Company’s financial position as of September 30, 2021, and the results of its operations and cash flows for the nine months ended September 30, 2021 and 2020. Such adjustments are of a normal and recurring nature. The results for the nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full fiscal year 2021, or for any future period.
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
For the nine months ended September 30, 2021, Brazil accounted for 10.5% of consolidated revenue. For the nine months ended September 30, 2020, Germany accounted for 10.1% and Brazil accounted for 9.8% of consolidated revenue. No other individual country exceeded 10% of consolidated revenue, on a ship-to destination basis, during the nine months ended September 30, 2021 or 2020.
The majority of the Company’s consolidated total assets, including cash and tangible assets, is held in the United States. The Company’s long-lived assets, which primarily consist of property and equipment and intangible assets located in Costa Rica represented 81% and 80% of the total long-lived assets as of September 30, 2021 and December 31, 2020, respectively.
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
Substantially all of the Company’s revenues were derived from the sale of Motiva Implants. During the nine months ended September 30, 2021 and 2020, no customer accounted for more than 10% of the Company’s revenue. One customer accounted for 11.8% and another customer accounted for 10.1% of the Company’s trade accounts receivable balance as of September 30, 2021. No customer accounted for more than 10% of the Company’s trade accounts receivable balance as of December 31, 2020.
The Company relies on NuSil Technology, LLC, or NuSil, as the sole supplier of medical-grade silicone used in Motiva Implants. During the nine months ended September 30, 2021 and 2020, the Company had purchases of $17.4 million, or 59.9% of total purchases, and $12.1 million, or 67.1% of total purchases, respectively, from NuSil. As of September 30, 2021 and December 31, 2020, the Company had an outstanding balance owed to this vendor of $2.0 million and $1.3 million, respectively.
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
Cash
The Company’s cash consists of cash maintained in checking and interest-bearing accounts. The majority of the Company’s cash is held at two financial institutions in the United States. The Company accounts for financial instruments with original maturities of three months or less at the date of purchase as cash equivalents. The Company held no cash equivalents as of September 30, 2021 or December 31, 2020.
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
Inventory and Cost of Revenue
Inventory is stated at the lower of cost to purchase or manufacture the inventory or the net realizable value of such inventory. Cost is determined using the standard cost method which approximates actual costs using the first-in, first-out basis. The Company regularly reviews inventory quantities considering actual losses, projected future demand, and remaining shelf life to record a provision for excess and slow-moving inventory. An inventory reserve of $1.6 million has been recorded as of each September 30, 2021 and December 31, 2020, respectively.
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
Shipping and Handling Costs
Shipping and handling costs are expensed as incurred and are included in selling, general and administrative, or SG&A, expenses. For the three months ended September 30, 2021 and 2020, shipping and handling costs were $1.1 million and $0.8 million, respectively. For the nine months ended September 30, 2021 and 2020, shipping and handling costs were $3.8 million and $2.2 million, respectively.

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
The Company recognizes revenue when title to the product and risk of loss transfer to customers, provided there are no remaining performance obligations required of the Company or any written matters requiring customer acceptance. The Company allows for the return of product from direct customers in certain regions in limited instances within fifteen days after the original sale and records estimated sales returns as a reduction of sales in the same period revenue is recognized. Appropriate reserves are established for anticipated sales returns based on historical experience, recent gross sales and any notification of pending returns. Actual sales returns in any future period are inherently uncertain and thus may differ from the estimates. If actual sales returns differ significantly from the estimates, an adjustment to revenue in the current or subsequent period is recorded. As of September 30, 2021 and December 31, 2020, an allowance of $5,000 and $54,000 was recorded for product returns, respectively.
A portion of the Company’s revenue is generated from the sale of consigned inventory maintained at physician, hospital, and clinic locations. For these products, revenue is recognized at the time the Company is notified by the consignee that the product has been implanted, not when the consigned products are delivered to the consignee’s warehouse.
Revenue was generated in these primary geographic markets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Europe	$11,131	$9,681	$38,350	$25,614
Latin America	9,793	5,207	24,964	13,715
Asia-Pacific/Middle East	8,115	7,692	27,340	18,042
Other	—	178	715	342
	$29,039	$22,758	$91,369	$57,713

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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
During the year ended December 31, 2020, there was no impairment of goodwill or intangible assets based on the qualitative assessments performed by the Company. As of September 30, 2021, no triggering events have occurred which would indicate that the acquired intangible asset values may not be recoverable.
Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. There were no impairment charges, or changes in estimated useful lives recorded during the year ended December 31, 2020. As of September 30, 2021, no triggering events have occurred which would indicate that the acquired long-lived asset values may not be recoverable.
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
There were no material uncertain tax positions in fiscal 2020 and for the nine months ended September 30, 2021.
Foreign Currency
The financial statements of the Company’s foreign subsidiaries whose functional currencies are the local currencies are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, stockholders’ equity at the historical rates of exchange, and income and expense amounts at the average exchange rate for the period. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in “Accumulated other comprehensive income” as equity in the condensed consolidated balance sheet. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses resulting from foreign currency transactions are included within “Other income (expense), net” in the condensed consolidated statement of operations. For the nine months ended September 30, 2021 and September 30, 2020, foreign currency transaction loss amounted to $4.0 million and $5.4 million, respectively.
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
Reclassifications
Certain reclassifications have been made to prior year amounts to conform to the current year presentation due to the adoption of Accounting Standards Update, or ASU, No. 2016-02, Leases (Topic 842) effective January 1, 2020, using the modified retrospective approach. These reclassifications had no material impact on the results of operations or the cash flows of the Company for the nine months ended September 30, 2020.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Recent Accounting Standards
Periodically, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s consolidated financial statements upon adoption. Under the Jumpstart Our Business Startups Act of 2012, or JOBS Act, the Company meets the definition of an emerging growth company, and has elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act. The Company will remain an emerging growth company until the earliest of (1) the last day of its first fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. The Company will cease to be an emerging growth company on December 31, 2021.
The following recent accounting pronouncements issued by the FASB, could have a material effect on our financial statements:
Recently Adopted Accounting Standards
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in the accounting standards. The standard eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also clarifies and simplifies other aspects of the accounting for income taxes. The standard is effective for nonpublic business entities and emerging growth companies for fiscal years after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company adopted ASU 2019-12 as of September 30, 2021. The adoption did not have a material impact upon the Company’s financial position and results of operations.
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
Recently Issued Accounting Standards
In August 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). The new guidance eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. For non-public business entities and emerging growth companies the standard is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. For public business entities the standard is effective for fiscal years beginning after December 15, 2021, including interim

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
periods within those fiscal years. The Company is currently evaluating the effect the updated standard will have on its consolidated financial statements and footnote disclosures.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU replaces the impairment methodology in current GAAP, which delays recognition of credit losses until it is probable a loss has been incurred, with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For non-public business entities and emerging growth companies the standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For public business entities the standard is currently effective. The Company is currently assessing the impact the adoption of ASU 2016-13 will have on its consolidated financial statements and footnote disclosures.
3.     Balance Sheet Accounts
Inventory, Net

	September 30, 2021	December 31, 2020

	(in thousands)
Raw materials	$6,672	$5,450
Work in process	1,462	1,121
Finished goods	18,518	16,639
	$26,652	$23,210

As of September 30, 2021 and December 31, 2020, $3.3 million and $2.0 million of inventory was on consignment, respectively.
Property and Equipment, Net

	September 30, 2021	December 31, 2020

	(in thousands)
Machinery and equipment	$10,084	$9,232
Building improvements	6,456	6,456
Furniture and fixtures	4,723	4,092
Building	2,472	2,472
Leasehold improvements	2,267	2,065
Land	802	802
Vehicles	279	399
Construction in process	1,007	317
Total	28,090	25,835
Less: Accumulated depreciation and amortization	(11,309)	(9,633)
	$16,781	$16,202

For each of the three months ended September 30, 2021 and 2020, depreciation and amortization expense related to property and equipment was $0.6 million. For each of the nine months ended September 30, 2021 and 2020, depreciation and amortization expense related to property and equipment was $1.8 million.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company entered into finance leases relating to equipment and vehicles and recorded the fair value of the lease payments on the initial contract date and is amortizing the assets over the term of the leases. As of each of September 30, 2021 and December 31, 2020, the gross asset value for finance lease assets was $1.4 million. Depreciation expense for assets under finance leases was $30,000 and $20,000 for the three months ended September 30, 2021 and 2020, respectively. Depreciation expense for assets under finance leases was $97,000 and $62,000 for the nine months ended September 30, 2021 and 2020, respectively.
In August 2021, the Company entered into a contract with the Zona Franca Coyol, S.A., or CFZ, to begin construction of a new manufacturing facility in Costa Rica. The costs for improvement of the land and construction of a cold shell building are being paid for by CFZ and, upon completion, the Company will have the right to purchase the title to the land and cold shell building for approximately $12.6 million or to lease the facility at a to be determined price. Subject to purchase of the land and cold shell building, the Company will have the right to buy an adjacent lot of land for approximately $2.8 million and engage CFZ to construct an additional manufacturing facility.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Accrued Liabilities
Accrued liabilities consisted of the following:

	September 30, 2021	December 31, 2020

	(in thousands)
Performance bonus	$2,489	$2,406
Payroll and related expenses	8,435	2,781
Bonus feature of stock option grants	5,216	5,992
Operating lease liabilities - current	435	788
Commissions	747	628
Professional and legal services	771	439
Warranty reserve	223	237
Other	862	1,261
	$19,178	$14,532

Other Liabilities, Short-Term
Other liabilities, short-term consisted of the following:

	September 30, 2021	December 31, 2020

	(in thousands)
Deferred revenue	$603	$1,214
Cash payable for asset acquisitions	412	432
	$1,015	$1,646

Other Liabilities, Long-Term
Other liabilities, long-term consisted of the following:

	September 30, 2021	December 31, 2020

	(in thousands)
Deferred revenue	$2,138	$1,860
Cash payable for asset acquisitions	—	425
Other	7	47
	$2,145	$2,332

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
The Company’s goodwill and most intangibles at September 30, 2021 are the result of acquisitions of certain assets formerly owned by VeriTeQ Corporation in November 2015, Femiline AB in November 2017 and Orion Trading S.r.l in August 2020 and business acquisitions of Establishment Labs Brasil Produtos para Saude Ltda. in January 2016, European Distribution Center Motiva BVBA in March 2016 and Motiva Implants France in September 2016. Finite-lived intangibles are amortized over their estimated useful lives based on expected future benefit.
In addition to the intangibles acquired, the Company capitalized certain patent and license rights as identified intangibles based on patent and license rights agreements entered into over the past several years. Additionally, the Company capitalized certain software development costs.
There were no changes in the carrying amount of goodwill during the nine months ended September 30, 2021:

	Balance as of January 1, 2021	Additions	Accumulated Impairment Losses	Balance as of September 30, 2021

	(in thousands)
Goodwill	$465	$—	$—	$465

The carrying amounts of these intangible assets other than goodwill as of September 30, 2021 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives

	(in thousands)			(in years)
Patents and license rights	$1,736	$(1,091)	$645	7-12
Customer relationships	2,033	(1,710)	323	4-10
510(k) authorization	567	(222)	345	15
Developed technology	62	(50)	12	10
Capitalized software development costs	2,652	(660)	1,992	2-5
Other	75	(29)	46	2-5
Capitalized patents and license rights not yet amortized	291	—	291
	$7,416	$(3,762)	$3,654

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

For the three months ended September 30, 2021 and 2020, amortization expense related to intangible assets was $0.3 million and $0.2 million, respectively. The amortization expense associated with intangible assets was $0.9 million and $0.7 million for the nine months ended September 30, 2021 and 2020, respectively. Non-product related amortization is recorded in SG&A while product related amortization is recorded in cost of revenue.
As of September 30, 2021, the amortization expense related to identifiable intangible assets, with definite useful lives, in future periods is expected to be as follows:

Year Ending December 31,	(in thousands)
2021 (remaining)	$251
2022	906
2023	648
2024	622
2025	424
Thereafter	512
Total	$3,363

The Company evaluates the recoverability of goodwill and indefinite-lived intangible assets annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. As of September 30, 2021, no triggering events have occurred which would indicate that the acquired intangible asset values may not be recoverable.
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
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy at period end:

	Fair Value Measurements at September 30, 2021
	Total	Level 1	Level 2	Level 3

	(in thousands)
Liabilities
Madryn put option liability	$894	$—	$—	$894

	Fair Value Measurements at December 31, 2020
	Total	Level 1	Level 2	Level 3

	(in thousands)
Liabilities
Madryn put option liability	$1,440	$—	$—	$1,440

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
Valuation of the embedded derivatives is complex and requires interest rate simulation, capturing optimal decision making process as interest rate fluctuates and estimating the resultant bond valuation and the resultant pay-off to the option holder. The Company estimated the fair value of the embedded redemption options based on a “with” and “without” approach using the Black-Derman-Toy model, a form of the Binomial Lattice Model that captures interest rate variability and the prepayment optionality. The Binomial Lattice Model allows for the possibility of

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
exercise before the end of the option’s life and considers future interest rates, volatility and other data with regards to the Company’s credit rating and credit spread. The value of the embedded derivatives was based on the difference between the “with” and “without” analysis. The probability of a change in control occurring was determined to be 50% (cumulative probability through the maturity date) at September 30, 2021 and December 31, 2020.
The Company used the following assumptions to value Madryn derivatives:
Put Option Liability

	September 30, 2021	December 31, 2020
Interest rate volatility	23.7%	19.7%
Market yield rate	6.8%	7.9%
Term (in years)	4.00	4.82
Dividend yield	—	—

The estimates are based, in part, on subjective assumptions and could differ materially in the future.
During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at fair value using Level 3 inputs. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the nine months ended September 30, 2021 or during the year ended December 31, 2020.
The fair value of the debt redemption feature liability includes the estimated market rate (credit spread and risk-free rate) and volatility. The higher/lower the estimated volatility, the higher/lower the value of the debt redemption feature liability. The higher/lower the estimated market rate, the higher/lower the value of the debt redemption feature liability.
The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments as follows:

Put Option Liability
Balance at December 31, 2019	$3,072
Change in fair value	(442)
Balance at September 30, 2020	$2,630

Balance at December 31, 2020	$1,440
Change in fair value	(546)
Balance at September 30, 2021	$894

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
6.    Debt
Madryn Debt
On August 24, 2017, the Company entered into the Madryn Credit Agreement with Madryn, as administrative agent, and a syndicate of lenders that matures September 30, 2025. On August 5, 2020, the Company amended the Madryn Credit Agreement to adjust the minimum product revenue milestone previously applicable to December 31, 2020 to September 30, 2021 and to add Motiva Implants UK Limited, Motiva Implants France SAS, Motiva Implants Spain, S.L. and Motiva Germany GmbH, wholly-owned subsidiaries of the Company, as guarantors to the Madryn Credit Agreement.
The Madryn Credit Agreement, as amended, provides for term loans in a maximum aggregate principal amount of $65.0 million.
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
Borrowings under the Madryn Credit Agreement bear interest at a rate equal to 3-month LIBOR plus 8.0% per annum provided that no default has occurred. In an event of a default, the interest would increase by an additional 4.0% per annum. The effective interest rate under the amended Madryn Credit Agreement is 18.4%, and the weighted average interest rate was approximately 10.6% at September 30, 2021. The Company incurred $5.2 million and $5.9 million in interest expense in connection with Madryn Credit Agreement during the nine months ended September 30, 2021 and 2020, respectively, including $0.7 million of direct costs to amend the Madryn Credit Agreement in August 2020 which was expensed as interest expense. No principal payments are due on the term loans until the final maturity date on September 30, 2025.
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
The Company recorded Madryn debt on the balance sheet as follows:

	September 30, 2021	December 31, 2020

	(in thousands)
Principal	$65,000	$65,000
Net unamortized debt discount and issuance costs	(13,657)	(15,168)
Net carrying value of Madryn debt	$51,343	$49,832

As of September 30, 2021, the Company is in compliance with all financial debt covenants.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Total lease cost includes the following components for the nine months ended September 30, 2021 and 2020, as well as for the year ended December 31, 2020:

	September 30, 2021	September 30, 2020
	(in thousands)
Operating lease expense cost	$491	$457

Finance Lease Costs
Interest expense	7	19
Amortization expense	97	62
Total finance lease costs	$104	$81

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	September 30, 2021	December 31, 2020
Supplemental balance sheet information	(in thousands)
Operating leases
Operating lease right-of-use assets	$2,307	$2,610
Operating lease liabilities - short-term	435	788
Operating lease liabilities - long-term	1,967	1,923
Total operating lease liabilities	$2,402	$2,711

Finance leases
Finance lease right-of-use assets	$182	$313
Finance lease liabilities - short-term	12	160
Finance lease liabilities - long-term	13	28
Total finance lease liabilities	$25	$188

Weighted-average remaining lease term (years)
Operating leases	5.5	6.2
Finance leases	0.7	1.0

Weighted-average discount rate (%)
Operating leases	10.5%	10.5%
Finance leases	8.6%	9.1%

	September 30, 2021	September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities	(in thousands)
Operating cash outflows from operating leases	$481	$429
Operating cash outflows from finance leases	$7	$19
Financing cash outflows from finance leases	$163	$224

ROU assets obtained in exchange for new lease liabilities
Operating leases	$—	$355
Finance leases	$—	$—

Maturities of lease liabilities as of September 30, 2021 were as follows:

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Years Ending December 31,	Operating Leases	Finance Leases
	(in thousands)
2021	$170	$12
2022	594	14
2023	565	—
2024	532	—
2025	449	—
Thereafter	878	—
Total future minimum lease payments	3,188	26
Less: Amount of lease payments representing interest	(786)	(1)
Present value of future minimum lease payments	$2,402	$25

8.    Shareholders’ Equity
Under the Memorandum of Association and Articles of Association, or Articles, in effect as of September 30, 2021 and December 31, 2020, the Company had authorized an unlimited number of common shares with no par value.
As of September 30, 2021 and December 31, 2020, 24,394,766 and 23,925,789 common shares, respectively, were issued and 23,986,696 and 23,517,719 common shares, respectively, were outstanding.
During the nine months ended September 30, 2021, the Company granted stock options to employees and contractors (see Note 10).
The Company had reserved common shares for future issuances as follows:

	September 30, 2021	December 31, 2020
Warrants to purchase shares	5,500	5,500
Options to purchase shares	2,080,161	2,012,960
Remaining shares available under the 2018 Equity Incentive Plan	1,861,783	1,641,112
Shares issuable on vesting of restricted stock awards	38,059	48,624
Remaining shares available under the 2018 Employee Share Purchase Plan	661,000	474,000
Total	4,646,503	4,182,196

9.    Warrants
In March 2017, the Company issued warrants for the purchase of 145,000 Class B ordinary shares to parties related to Rockport Ventures, with a fixed exercise price of $3.80 per share.
During the nine months ended September 30, 2021, no warrants were exercised. As of each of September 30, 2021 and December 31, 2020, 5,500 warrants to purchase the Company’s common shares were outstanding and

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
exercisable:

Warrant Holder	Issue Date	In Connection With	Warrant to Purchase	Shares	Exercise Price	Expiration Date
Rockport	3/3/2017	Loan agreement	Common	5,500	$3.80	8/28/2022

10.     Share-Based Compensation
In December 2015, the Board of Directors approved and adopted the 2015 Equity Incentive Plan, or 2015 Plan. Pursuant to the 2015 Plan, the Company has granted RSAs and stock options to members of the Board of Directors, employees and consultants.
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
Pursuant to the “evergreen” provision contained in the 2018 Plan, the number of common shares reserved for issuance under the 2018 Plan automatically increases on first day of each fiscal year, commencing on January 1, 2019, in an amount equal to the least of (1) 750,000 shares, (2) 4% of the total number of the Company’s common shares outstanding on the last day of the preceding fiscal year, or (3) a number of common shares as may be determined by the Company’s Board of Directors prior to any such increase date. On each of January 1, 2019, 2020 and 2021 the number of common shares authorized for issuance increased automatically by 750,000 shares in accordance with the evergreen provision, increasing the number of common shares reserved under the 2018 Plan to 3,750,000 as of September 30, 2021.
During the periods presented, the Company recorded the following share-based compensation expense for stock options and restricted stock awards:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)
Sales, general and administrative	$2,396	$945	$5,473	$3,392
Research and development	668	402	1,904	1,142
Total	$3,064	$1,347	$7,377	$4,534

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Stock Options

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2020	2,012,960	$16.71	7.75	$42,126
Granted (weighted-average fair value of $40.66 per share)	666,293	72.56
Exercised	(462,128)	12.41
Forfeited/canceled	(136,964)	29.86
Balances at September 30, 2021	2,080,161	$34.69	7.85	$78,278

As of September 30, 2021, 822,216 options were vested and exercisable with weighted-average exercise price of $13.90 per share and a total aggregate intrinsic value of $47.4 million.
During the nine months ended September 30, 2021, 462,128 options were exercised at a weighted-average price of $12.41 per share. The intrinsic value of the options exercised during the nine months ended September 30, 2021 and 2020 was $25.4 million and $1.0 million, respectively. Upon the exercise of stock options, the Company issued new shares from its authorized shares.
At September 30, 2021, unrecognized compensation expense was $26.3 million related to stock options granted to employees and members of the Board of Directors and $1.6 million related to stock options granted to consultants. The weighted-average period over which such compensation expense will be recognized is 2.6 years.
See Note 14, “Subsequent Events” for information about stock options granted after September 30, 2021.
Stock Options Granted to Employees
Share-based compensation expense for employees is based on the grant date fair value. The Company recognizes compensation expense for all share-based awards ratably on a straight-line basis over the requisite service period of the awards, which is generally the vesting term of four years. During the nine months ended September 30, 2021 and 2020, the Company recognized $5.5 million and $2.2 million, respectively, of share-based compensation expense for stock options granted to employees.
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

Stock Options Granted to Non-Employees
Share-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned using an accelerated attribution method. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered. For the nine months ended September 30, 2021 and 2020, the Company recognized expense of $1.5 million and $1.9 million, respectively, for stock options granted to consultants.
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
The following table represents RSA activity for fiscal 2021:

	Restricted Stock Awards	Weighted- Average Grant Date Fair Value
Outstanding unvested at December 31, 2020	48,624	$11.32
Granted	—	—
Vested	(10,065)	11.78
Forfeited/canceled	(500)	9.64
Outstanding unvested at September 30, 2021	38,059	$11.22

The fair value of restricted stock is the grant date market value of common shares. The Company recognizes share-based compensation expense related to restricted stock using a straight-line method over the vesting term of the awards. The share-based compensation expense for RSAs that vested during each of the nine months ended September 30, 2021 and 2020 was $0.4 million and $0.5 million, respectively, which was calculated based on the market value of the Company’s common shares on the applicable date of vesting.
As of September 30, 2021, the Company had unrecognized share-based compensation cost of approximately $42,000 associated with unvested restricted stock awards. This cost is expected to be recognized over a weighted-average period of approximately two months.
11.    Net Loss Per Share
The following table summarizes the computation of basic and diluted net loss per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except share and per share data)
Numerator:
Net loss	$(14,678)	$(4,245)	$(26,948)	$(32,470)
Denominator:
Weighted average common shares used for basic and diluted earnings per share	24,091,546	23,611,925	23,885,412	23,184,322

Loss per share:
Basic and diluted	$(0.61)	$(0.18)	$(1.13)	$(1.40)

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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
If the Company reports a net loss, diluted net loss per share is the same as basic net loss per share for those periods because including the dilutive securities would be anti-dilutive.
The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares:

	Nine Months Ended September 30,
	2021	2020
Options to purchase common shares	1,855,161	1,746,849
Shares issuable on vesting of restricted stock awards	38,059	91,368
Warrants to purchase common shares	5,500	5,500
Total	1,898,720	1,843,717

12.    Related Party Transactions
During the nine months ended September 30, 2021 and 2020, the Company recorded revenue of $0.9 million and $0.6 million, respectively, for product sales to Herramientas Medicas, S.A., a distribution company owned by a family member of the Chief Executive Officer of the Company. Accounts receivable owed to the Company from this distribution company amounted to approximately $0.2 million as of each September 30, 2021 and December 31, 2020.
In 2016, the Company also entered into a separate agreement with Dr. Chacón Quirós to maintain his clinic in Costa Rica as a MotivaImagine Excellence Center and to host and train physicians in the use of the Company products in relevant procedures, among other services, in exchange for cash reimbursement of up to $4,500 per day that such services are rendered. In December 2020, Dr. Chacón Quirós was granted options to purchase 22,068 shares vesting over four years in equal annual installments, provided that he continues to provide these services at such times. During the nine months ended September 30, 2021 and 2020, the Company paid Dr. Chacón Quirós approximately $317,000 and $47,000, respectively, for services rendered.
13.     Commitments and Contingencies
Contingencies
Periodically, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual or disclosure at September 30, 2021 and 2020.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
14.    Subsequent Events
Between September 30, 2021 and November 9, 2021, the Board of Directors approved grants of stock options to purchase 78,978 shares of the Company’s common stock under the 2018 Plan at a weighted average exercise price equal to $81.38.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q. See “Special Note Regarding Forward-Looking Statements” preceding Part I, Item I of this Quarterly Report on Form 10-Q.
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
Our revenue for the nine months ended September 30, 2021 and 2020 was $91.4 million and $57.7 million, respectively, an increase of $33.7 million, or 58.3%. Net losses were $26.9 million for the nine months ended September 30, 2021 as compared to $32.5 million for the nine months ended September 30, 2020. As of September 30, 2021 we had an accumulated deficit of $192.2 million.
Our cash balance as of September 30, 2021 was $64.6 million.
We are in the process of expanding of our manufacturing facilities and corporate offices in the Coyol Free Zone in Costa Rica. The initial $35.3 million project estimate includes approximately 170,000 square feet of facility space and would initially increase our manufacturing capacity by approximately 400,000 units per year, and potentially increase capacity by 800,000 units with an additional incremental $4.6 million investment in manufacturing equipment. We held the groundbreaking ceremony for our new Sulàyöm Innovation Campus in Costa Rica in the second quarter of 2021. Construction on the new building began following finalization and execution of certain contractual arrangements in the third quarter of 2021. See Note 3, “Balance Sheet Accounts” for additional information regarding this construction project and our right to purchase the title to the land and cold shell building currently under construction.

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

As a result of these and other factors, including those set forth under “Business Update Regarding COVID-19” below, we expect to continue to incur net losses in the intermediate term and may need to raise additional capital through equity and debt financings in order to fund our operations. Our operating results may fluctuate on a quarterly or annual basis in the future, and our growth or operating results may not be consistent with predictions made by securities analysts, if any. If we are unable to achieve our revenue growth objectives, we may not be able to achieve profitability.
Components of Results of Operations
Revenue
We commenced sales of our Motiva Implants in October 2010 and these products have historically accounted for the majority of our revenues. Sales of our Motiva breast implants accounted for over 98% of our revenues for the nine months ended September 30, 2021, and we expect our revenues to continue to be driven primarily by sales of these products. We primarily derive revenue from sales of our Motiva Implants to two types of customers: (1) medical distributors and (2) direct sales to physicians, hospitals, and clinics.
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
Operating Expenses
Sales, General and Administrative
Sales, general and administrative, or SG&A, expenses primarily consist of compensation, including salary, share-based compensation and employee benefits for our sales and marketing personnel, and for administrative personnel that support our general operations such as information technology, executive management, financial accounting, customer service, and human resources personnel. SG&A expenses also includes costs attributable to marketing, sales support, travel, legal services, financial audit fees, insurance costs, and consulting services. We expect to incur additional SG&A expenses in connection with being a public company, which may increase further subsequent to December 31, 2021 when we are no longer able to rely on the “emerging growth company” exemption we are afforded under the Jumpstart Our Business Startups Act of 2012, or JOBS Act.
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
We expect our R&D expenses to continue to increase in absolute dollars and as a percentage of revenue for the foreseeable future as we continue to advance our products under development, as well as initiate and prepare for additional clinical studies. We received an approval of an investigational device exemption, or IDE, from the FDA in March 2018 to initiate a clinical trial and enrolled the first patient in April 2018. In August 2019, we completed all patient surgeries for the IDE aesthetic cohorts, which include primary augmentation and revision augmentation. As of June 2020, we successfully completed enrollment in the revision reconstruction sub-cohort and we are continuing to enroll subjects in the remaining reconstruction cohort. Although we continue to activate trial sites and secure Institutional Review Board approvals, the COVID-19 pandemic has delayed enrollment in the reconstruction cohort for our IDE clinical trial, which will add at least six months to our planned regulatory timeline. We plan to enroll 800 patients in the study across 40 sites in the United States, Germany and Sweden. The results of the study are expected to support a pre-market approval, or PMA, submission to the FDA. We estimate that total costs for this IDE clinical trial will be between $30.0 million and $40.0 million over ten years. We also have other products under development for which we may be required to conduct clinical trials in future periods in order to receive regulatory approval to market these products.
Interest Expense
Interest expense consists primarily of cash and non-cash interest related to outstanding debt and amortization of debt discounts. As of September 30, 2021, we had $65.0 million in outstanding principal under our term loans.
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
Business Update Regarding COVID-19
The COVID-19 pandemic has presented a substantial public health and economic challenge around the world and materially and adversely affected our business in fiscal 2020 and has continued to create business uncertainties in fiscal 2021. We continue to closely monitor developments related to the COVID-19 pandemic and our decisions will continue to be driven by the health and well-being of our employees, our distributor and plastic surgeon customers, and their patients while maintaining operations to support our customers and their patients in the near-term.
•Surgery Deferrals: From late March 2020 to mid-May 2020, among other impacts on our business related to the pandemic, plastic surgeons and their patients deferred surgical procedures in which our products otherwise could have been used, including surgeries for our clinical trial participants. This decrease in demand for our products recovered to varying degrees in the latter half of May and into June 2020, though still below pre-pandemic levels though the rest of fiscal 2020, as certain geographies reopened after an initial improvement in COVID-19 infection rates and allowed plastic surgeons to resume providing procedures. However, the impact from the COVID-19 outbreak in fiscal 2020 has not had a material effect on the Company’s liquidity or financial position. During the first nine months of 2021, we saw an increase in surgical activity as women’s interest in plastic surgery exceeded pre-pandemic levels, and most geographies modified procedures to mitigate infection risk to allow returning to normalized operating levels. However, if a resurgence of infections is observed, we may see continued volatility through at least the duration of the pandemic as geographies respond to current local conditions. The duration of further deferrals of surgical procedures, the magnitude of such deferrals, the timing and extent of the economic impact of the pandemic, and the pace at which the economy recovers therefrom, cannot be determined at this time. We continue to work closely with our plastic surgeon customers, distributors and suppliers to navigate through this unforeseen event while maintaining flexible operations and investing for future growth.
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
•2021 Results: The third quarter of 2021 saw a decline in revenue as compared to the previous quarters in fiscal 2021, following more normalized seasonal patterns. Despite this decline, surgical activity remained above pre-pandemic levels during the third quarter of 2021.
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

Consolidated Results of Operations
The following tables set forth our results of operations for the periods presented, in dollars:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(unaudited) (in thousands)
Revenue	$29,039	$22,758	$91,369	$57,713
Cost of revenue	9,419	7,612	30,191	19,855
Gross profit	19,620	15,146	61,178	37,858
Operating expenses:
Sales, general and administrative	24,780	15,008	64,671	48,430
Research and development	3,884	2,729	12,281	9,327
Total operating expenses	28,664	17,737	76,952	57,757
Loss from operations	(9,044)	(2,591)	(15,774)	(19,899)
Interest expense	(2,293)	(2,886)	(6,736)	(7,162)
Change in fair value of derivative instruments	57	879	546	442
Change in fair value of contingent consideration	—	5	—	304
Other income (expense), net	(3,332)	529	(4,345)	(5,549)
Loss before income taxes	(14,612)	(4,064)	(26,309)	(31,864)
Provision for income taxes	(66)	(181)	(639)	(606)
Net loss	$(14,678)	$(4,245)	$(26,948)	$(32,470)

Comparison of Three Months Ended September 30, 2021 and 2020

	Three Months Ended September 30,
	2021	2020

	(unaudited) (in thousands)
Revenue	$29,039	$22,758
Cost of revenue	9,419	7,612
Gross profit	$19,620	$15,146
Gross margin	67.6%	66.6%

Revenue
Revenue increased $6.3 million, or 27.6%, to $29.0 million for the three months ended September 30, 2021, compared to $22.8 million for the three months ended September 30, 2020. The increase was primarily due to the global economies recovering from the COVID-19 pandemic declared in March 2020 that resulted in multiple geographies experiencing restrictions on elective surgical procedures and a shut-down or slow down in business activity deemed to be non-essential during the twelve months ended December 31, 2020.
Cost of Revenue and Gross Margin
Cost of revenue increased $1.8 million, or 23.7%, to $9.4 million for the three months ended September 30, 2021, compared to $7.6 million for the three months ended September 30, 2020. The increase in cost of revenue is in line with the increase in revenue due to the economic recovery from the COVID-19 pandemic.
Gross margin increased to 67.6% for the three months ended September 30, 2021, compared to 66.6% for the three months ended September 30, 2020, primarily due to the benefit of geographic mix, greater operating efficiencies, and enhanced manufacturing planning capabilities.
Operating Expenses

	Three Months Ended September 30,
	2021	2020

	(unaudited) (in thousands)
Operating expenses:
Sales, general and administrative	$24,780	$15,008
Research and development	3,884	2,729
Total operating expenses	$28,664	$17,737

Sales, General and Administrative Expense
SG&A expense increased $9.8 million, or 65.1%, to $24.8 million for the three months ended September 30, 2021, compared to $15.0 million for the three months ended September 30, 2020. The increase in SG&A was primarily due to a $4.1 million increase in personnel and related costs due to increased headcount, a $2.4 million increase in consulting fees, a $1.0 million increase in sales and marketing expenses, a $0.3 million increase in software costs and a $0.3 million increase in freight.
Research and Development Expense
R&D expense increased $1.2 million, or 42.3%, to $3.9 million for the three months ended September 30, 2021, compared to $2.7 million for the three months ended September 30, 2020, primarily due to a $1.0 million increase in personnel costs due to increased headcount, partially offset by a $0.1 million decrease in expenditures related to our IDE clinical trial in the United States, primarily consisting of fees to third parties to manage the clinical trial.

Interest Expense
Interest expense for the three months ended September 30, 2021 was $2.3 million as compared to $2.9 million for the three months ended September 30, 2020. The decrease was primarily due to $0.7 million of direct costs to amend the Madryn Credit Agreement in August 2020.
Change in Fair Value of Derivative Instruments
Change in fair value of derivative instruments for the three months ended September 30, 2021 resulted in a gain of $0.1 million, compared to a gain of $0.9 million for the three months ended September 30, 2020. The change in fair value of derivative instruments was primarily due to changes in the fair value of Madryn derivatives embedded in the Madryn Credit Agreement we entered into in August 2017.
Provision for Income Taxes
Provision for income taxes decreased $115,000, or 63.5%, to $66,000 for the three months ended September 30, 2021, compared to $181,000 for the three months ended September 30, 2020. The change in the provision for income taxes is primarily due to an increase in pre-tax income in certain foreign jurisdictions.
Other Income (Expense), Net
Other income (expense), net decreased $3.9 million to a loss of $3.3 million for the three months ended September 30, 2021, compared to a gain of $0.5 million for the three months ended September 30, 2020. The decrease was primarily due to the foreign currency fluctuations of Brazilian real and the euro as compared to the U.S. dollar in fiscal 2020 and 2021, resulting in a foreign currency transaction loss of $3.4 million for the three months ended September 30, 2021, compared to a gain of $0.4 million for the three months ended September 30, 2020.

Comparison of the Nine Months Ended September 30, 2021 and 2020

	Nine Months Ended September 30,
	2021	2020

	(unaudited) (in thousands)
Revenue	$91,369	$57,713
Cost of revenue	30,191	19,855
Gross profit	$61,178	$37,858
Gross margin	67.0%	65.6%

Revenue
Revenue increased $33.7 million, or 58.3%, to $91.4 million for the nine months ended September 30, 2021, compared to $57.7 million for the nine months ended September 30, 2020. The increase was primarily due to the global economies recovering from the COVID-19 pandemic declared in March 2020 that resulted in multiple geographies experiencing restrictions on elective surgical procedures and a shut-down or slow down in business activity deemed to be non-essential.
Cost of Revenue and Gross Margin
Cost of revenue increased $10.3 million, or 52.1%, to $30.2 million for the nine months ended September 30, 2021, compared to $19.9 million for the nine months ended September 30, 2020. The increase in cost of revenue is in line with the increase in revenue due to the economic recovery from the COVID-19 pandemic.
The gross margin increased to 67.0% for the nine months ended September 30, 2021, compared to 65.6% for the nine months ended September 30, 2020, primarily due to the benefit of geographic mix, greater operating efficiencies, and enhanced manufacturing planning capabilities.
Operating Expenses

	Nine Months Ended September 30,
	2021	2020

	(unaudited) (in thousands)
Operating expenses:
Sales, general and administrative	$64,671	$48,430
Research and development	12,281	9,327
Total operating expenses	$76,952	$57,757

Sales, General and Administrative Expense
SG&A expense increased $16.2 million, or 33.5%, to $64.7 million for the nine months ended September 30, 2021, compared to $48.4 million for the nine months ended September 30, 2020. The increase in SG&A expense was primarily due to a $7.4 million increase in personnel and related costs due to increased headcount, a $3.1 million increase in consulting fees, a $2.4 million increase in sales and marketing expenses, a $1.7 million increase in freight and a $0.4 million increase in software costs.
Research and Development Expense
R&D expense increased $3.0 million, or 31.7%, to $12.3 million for the nine months ended September 30, 2021, compared to $9.3 million for the nine months ended September 30, 2020. The increase in R&D expense was primarily due to a $3.4 million increase in personnel cost due to increased headcount, partially offset by a $0.5 million decrease in expenditures related to our IDE clinical trial in the United States, primarily consisting of fees to third parties to manage the clinical trial.

Interest Expense
Interest expense decreased to $6.7 million for the nine months ended September 30, 2021, compared to $7.2 million for the nine months ended September 30, 2020. The decrease was primarily due to $0.7 million of direct costs to amend the Madryn Credit Agreement in August 2020.
Change in Fair Value of Derivative Instruments
Change in fair value of derivative instruments for the nine months ended September 30, 2021 resulted in a gain of $0.5 million, compared to a gain of $0.4 million for the nine months ended September 30, 2020. The change in fair value of derivative instruments was due to changes in the fair value of Madryn derivatives embedded in the Madryn Credit Agreement we entered into in August 2017.
Change in Fair Value of Contingent Consideration
The liability related to the contingent consideration was extinguished in the third quarter of 2020 when the remaining contingently-issuable shares were issued.
Provision for Income Taxes
Provision for income taxes remained consistent at $0.6 million for the nine months ended September 30, 2021 and 2020.
Other Income (Expense), Net
Other income (expense), net decreased $1.2 million, or 21.6%, to a loss of $4.4 million for the nine months ended September 30, 2021, compared to a loss of $5.6 million for the nine months ended September 30, 2020. The decrease was primarily due to the foreign currency fluctuations of Brazilian real and the euro as compared to the U.S. dollar in fiscal 2020 and 2021, resulting in a foreign currency transaction loss of $4.0 million as of September 30, 2021, compared to a loss of $5.4 million for the nine months ended September 30, 2020.

Liquidity and Capital Resources
As of September 30, 2021, we had an accumulated deficit of $192.2 million. Since our inception, we have generated losses and expect to continue to generate losses in the intermediate term. We have financed our operations through a combination of equity financings and debt financings, and from cash generated from operations, primarily from the collection of accounts receivable resulting from sales. Our historical cash outflows have primarily been associated with cash used for operating activities such as expansion of our sales and marketing and distributor infrastructure, investing in inventory, R&D activities, asset acquisitions, capital improvements and other working capital needs. As of September 30, 2021 and December 31, 2020, we had cash of $64.6 million and $84.5 million, respectively.
On February 3, 2020, we completed a public follow-on offering and received net proceeds of $63.9 million, after deducting underwriting discounts and expenses. During the nine months ended September 30, 2021, the Company also received $4.1 million from the exercise of stock options.
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
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Nine Months Ended September 30,
	2021	2020
	(unaudited) (in thousands)
Net cash provided by (used in):
Operating activities	$(19,823)	$(15,944)
Investing activities	(3,548)	(4,435)
Financing activities	3,845	64,132
Effect of exchange rate changes on cash	(374)	23
Net (decrease) increase in cash	$(19,900)	$43,776

Net Cash Used in Operating Activities
Net cash used in operating activities of $19.8 million for the nine months ended September 30, 2021 was comprised of a net loss of $26.9 million and a $0.5 million change in fair value of financial instruments, partially offset by $3.3 million of unrealized foreign currency loss, $7.4 million of share-based compensation expense, $2.8 million of non-cash depreciation expense, $1.5 million of non-cash interest expense due to accretion of debt discounts, $0.5 million of change in provision for doubtful accounts, and a $93,000 change in provision for inventory obsolescence, as well as changes in operating assets and liabilities of $8.3 million.
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
Net Cash Used in Investing Activities
Net cash used in investing activities of $3.5 million for the nine months ended September 30, 2021 primarily consisted of $2.7 million in purchases of property and equipment, $0.4 million of cash paid for past asset acquisitions and $0.4 million of purchases of intangibles.
Net cash used in investing activities of $4.4 million for the nine months ended September 30, 2020 primarily consisted of $2.1 million in purchases of property and equipment, $1.7 million of cash paid for past asset acquisitions and $0.6 million of purchases of intangibles.
Net Cash Provided by Financing Activities
Net cash provided by financing activities of $3.8 million for the nine months ended September 30, 2021 primarily consisted of $4.1 million in proceeds received for stock option exercises, which were partially offset by $0.2 million in repayment on finance leases and a $0.1 million tax payment related to shares withheld upon vesting of restricted stock.
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
Indebtedness
Madryn Debt
On August 24, 2017, we entered into a credit agreement, or the Madryn Credit Agreement, with Madryn Health Partners, LP, or Madryn, as administrative agent, and a syndicate of lenders that matures September 30, 2025. On August 5, 2020, we amended the Madryn Credit Agreement to adjust the minimum product revenue milestone previously applicable to December 31, 2020 to September 30, 2021 and to add Motiva Implants UK Limited, Motiva Implants France SAS, Motiva Implants Spain, S.L. and Motiva Germany GmbH, our wholly-owned subsidiaries, as guarantors to the Madryn Credit Agreement.
The Madryn Credit Agreement, as amended, provides for term loans in a maximum aggregate principal amount of $65.0 million, all of which is outstanding as of September 30, 2021.
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
Borrowings under the Madryn Credit Agreement bear interest at a rate equal to 3-month LIBOR plus 8.0% per annum provided that no default has occurred. In an event of a default, the interest would increase by an additional 4.0% per annum. The effective interest rate under the amended Madryn Credit Agreement is 18.4%, and the weighted average interest rate was approximately 10.6% at September 30, 2021. The Company incurred $5.2 million and $5.9 million in interest expense in connection with Madryn Credit Agreement during the nine months ended September 30, 2021 and 2020, respectively, including $0.7 million of direct costs to amend the Madryn

Credit Agreement in August 2020 which was expensed as interest expense. No principal payments are due on the term loans until the final maturity date on September 30, 2025.
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
Off-Balance Sheet Arrangements
As of September 30, 2021 and December 31, 2020, we did not have any off-balance sheet arrangements.
JOBS Act Accounting Election
The JOBS Act permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have taken advantage of certain exemptions from various public company reporting requirements including following private company effective dates for new or revised accounting standards. We will cease to be an emerging growth company on December 31, 2021.
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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We had cash of $64.6 million and $84.5 million as of September 30, 2021 and December 31, 2020, respectively. We manage our cash portfolio for operating and working capital purposes. Our cash balances are held in bank checking accounts, and we believe that we do not have any material exposure to changes in the fair value of our cash portfolio as a result of changes in interest rates.
Foreign Currency Exchange Risk
To date, the majority of our revenue has been denominated in U.S. dollars, Brazilian reals and euros. Some of our operating expenses are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro and Brazilian real. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations. For the nine months ended September 30, 2021, foreign currency transaction loss amounted to $4.0 million primarily related to the remeasurement of transactions denominated in the U.S. dollar into the Brazilian real and the euro as part of the financial reporting consolidation process under GAAP. The Brazilian real has been experiencing a weakening since December 31, 2017 as compared to the U.S. dollar with a slight recovery experienced in the second quarter of fiscal year 2021. We have not engaged in any foreign currency hedging activities. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in foreign currency exchange rates. During the year ended December 31, 2020, the effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts as of December 31, 2020 would have had an impact of approximately 9.9% on revenues and would have impacted our net loss by a commensurate amount.
Inflation Risk
We do not believe that inflation had a significant impact on our results of operations for any periods presented in our consolidated financial statements.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
As of September 30, 2021, the end of the period covered by this Quarterly Report on From 10-Q, our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Interim Chief Financial Officer concluded that, due to a material weakness in internal control over financial reporting, our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report at the reasonable assurance level.
Material Weakness in Internal Control over Financial Reporting
We disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, that the following material weakness in our internal control over financial reporting existed as of December 31, 2020: a lack of adequate review over the manual consolidation process, resulting in an audit adjustment, or the Material Weakness.
Plan for Remediation of the Material Weakness
We have implemented and are continuing to implement a number of measures to address the Material Weakness identified as of December 31, 2020. We improved policies and procedures and designed and documented more effective controls that addressed the relevant risks in order to remediate the previously identified Material Weakness in addition to engaging a third-party consulting firm to assist us with the continuing implementation of SAP, which is a global information technology solution designed to address, among other items, the elements which gave rise to the Material Weakness. The Material Weakness will not be considered remediated, however, until the applicable remedial controls operate for a sufficient period of time and we have concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting
Other than with respect to the remediation efforts discussed above, there was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Although we have altered some work routines due to the COVID-19 pandemic, the changes in our work environment, including remote work arrangements, have not materially impacted our internal control over financial reporting and have not adversely affected the Company’s ability to maintain operations.
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
Although we launched Motiva Implants commercially in October 2010 and have sold more than 1.8 million units to date in various countries outside the United States, we do not have as much post-market surveillance data as our competitors and may not have clearly identified all possible or actual risks of our products. Furthermore, if our clinical trials do not produce patient data that compares favorably with breast implants that are already on the market, physicians and patients may opt to not use our products, and our business would suffer.
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
We have experienced significant changes in our executive leadership in the past twelve months. In June 2021, our Chief Financial Officer, Renee M. Gaeta, announced that she was resigning for personal reasons at the end of July 2021, and in May 2021, our former Chief Operating Officer, Salvador Dada, who has been on medical leave since March 2021, returned to the company as Head of Special Projects. Pratip Dastidar joined the Company as the Head of Global Operations in May 2021, and the Company has commenced a search for Ms. Gaeta’s replacement with Rajbir S. Denhoy serving as interim Chief Financial Officer.
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
There is the risk that the limits we obtained for our cyber liability insurance may not cover the total loss experienced in the event of a data security incident, including the financial loss, legal costs, and business and reputational harm, particularly if there is an interruption to our systems. Additionally, there is the risk of a data privacy or security incident by an employee, which may expose us to liability. If personal information of our customers or employees is misappropriated, our reputation with our customers and employees may be injured resulting in loss of business and/or morale, and we may incur costs to remediate possible injury to our customers and employees or be required to pay fines or take other action with respect to judicial or regulatory actions arising out of such incidents.
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
Manufacturing of silicone breast implants requires costly capital equipment and a highly skilled workforce. There is a significant lead time to build and certify a new manufacturing facility. Until 2017, we had one manufacturing facility in Costa Rica, and we experienced inventory shortages from time-to-time that impaired our ability to meet market demand. In March 2017, our second manufacturing facility, also located in Costa Rica, became operational, and we received certification under the multi-country MDSAP protocol and began shipping saleable product. Although we believe our new, larger manufacturing facility, in combination with our first facility, will give us adequate manufacturing capacity to meet demand for at least the next two years, we have, in the past, been unable to fill all incoming orders to meet growing demand. We began construction on the expansion of one of our facilities in Costa Rica during the third quarter of 2021. If this expansion is not completed in a timely manner, our ability to fill incoming orders may be adversely impacted. In addition, if we obtain FDA approval, we will likely need to obtain additional manufacturing capacity prior to any commercialization of our Motiva Implants in the United States. If demand increases faster than we expect, or if we are unable to produce the quantity of goods that we expect with our current facilities, we may not be able to grow revenue at an optimal rate. There may be other negative effects from supply shortages, including loss of our reputation in the marketplace and a negative impact on our relationships with our distributors.

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
As of September 30, 2021, we had 713 employees. Unless it is necessary for us to continue to make reductions to our workforce as a cost management strategy due to the impact of the global COVID-19 pandemic on our business, over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, principally in the areas of manufacturing, regulatory affairs, clinical and sales and marketing, and particularly as we prepare our operations in the anticipation of obtaining approval from the FDA to commercialize our Motiva Implants in the United States. We also intend to continue to improve our operational, financial and management controls, reporting systems and procedures, which may require additional personnel. Such growth could place a strain on our administrative and operational infrastructure, and/or our managerial abilities, and we may not be able to make improvements to our management information and control systems in an efficient or timely manner. We may discover deficiencies in existing systems and controls.
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
In June 2016, a referendum was held in the U.K. which resulted in a majority voting in favor of the U.K. withdrawing from the E.U. (commonly referred to as “Brexit”). Pursuant to legislation approved by the U.K. Parliament and the E.U. Parliament in January 2020, the U.K. withdrew from the E.U. with effect from 11 p.m. (GMT) on January 31, 2020 on the terms of a withdrawal agreement agreed between the U.K. and the E.U. in October 2019. On December 24, 2020, the U.K. and E.U. agreed to a trade deal, or the Trade and Cooperation Agreement, which was ratified by the U.K. on December 30, 2020 and the European Parliament and the Council of the European Union in April 2021, and became effective on May 1, 2021 (after being provisionally effective since January 1, 2021). There are still a number of areas of uncertainty in connection with the future of the U.K. and its relationship with the E.U. and the application and interpretation of the Trade and Cooperation Agreement, and Brexit related matters may take several years to be clarified and resolved. For example, because a significant proportion of the regulatory framework in the U.K. is currently derived from E.U. directives and regulations, Brexit could result in material changes to the regulatory regime applicable to many of our current operations. Although the Trade and Cooperation Agreement offers U.K. and E.U. companies preferential access to each other’s markets, ensuring imported goods will be free of tariffs and quotas, economic relations between the U.K. and the E.U. will now be on more restricted terms than existed previously. Therefore, at this time, we cannot predict the impact that the Trade and Cooperation Agreement and any future agreements contemplated under the terms of the Trade and Cooperation Agreement will have on our on our future business efforts to commercialize our products in the U.K. and E.U. Accordingly, it is possible that new terms of the Trade and Cooperation Agreement may adversely affect our operations and financial results. We are currently in the process of evaluating our own risks and uncertainties to ascertain what financial, trade, regulatory and legal implications the Trade and Cooperation Agreement could have on our operations in the U.K. and otherwise. Finally, uncertainty surrounding Brexit has contributed to recent fluctuations in the U.K. economy as a whole which could experience future disruptions. As a result, Brexit could cause financial and capital markets within and outside the U.K. or the E.U. to constrict, thereby negatively impacting our ability to finance our U. K. operations which could also have an adverse effect on our results of operations and financial condition.
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
We have incurred net operating losses since our inception, and we continue to incur significant research and development and general and administrative expenses related to our operations. We do not expect to be profitable in 2020, and in future years we expect to incur significant research and development expenses related to, among other things, the IDE clinical study of Motiva Implants in the United States. Investment in medical device product development, particularly clinical studies, is highly speculative. It entails substantial upfront capital expenditures and significant risk that any potential planned product will fail to demonstrate adequate accuracy or clinical utility. We may not be profitable for some time. As of September 30, 2021, we had an accumulated deficit of $192.2 million.
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
We are in the process of renegotiating our current supply agreement with NuSil, which expires in December 2021. There can be no assurance that NuSil will agree to continue to supply us with medical-grade silicone following the expiration of our contract on terms that are acceptable to us, or at all. This would have a material adverse effect on our business, financial condition, and results of operations for the reasons set forth above.
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
In August 2020, the FDA updated its analysis of medical device reports of breast implant illness and breast implant associated lymphoma. In this update, the FDA updated the table on the agency’s BIA-ALCL webpage to include a total of 733 unique cases and 36 patient deaths globally, which reflect an increase of 160 new cases and 3 deaths since the early-July, 2019 update.
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
The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, beginning with our second annual report on Form 10-K. In addition, beginning with our Annual Report on Form 10-K for the year ending December 31, 2021, we will be required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting. Our compliance with Section 404 of the Sarbanes-Oxley Act will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our shares could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which would require additional financial and management resources.
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
As of September 30, 2021, our executive officers, directors and shareholders who own more than 5% of our outstanding common shares, in the aggregate, assuming the exercise of all options held by such persons, beneficially owned shares representing approximately 49.6% of our common shares. As a result, if these shareholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our shareholders for approval, as well as our management and affairs. For example, these shareholders, if they choose to act together, will control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other shareholders may desire.
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
Certain of our executive officers are parties to employment agreements that contain change in control and severance provisions providing for aggregate cash payments of up to approximately $2.3 million for severance and other benefits and acceleration of vesting of share options in the event of a termination of employment in connection with a change in control of our company. The accelerated vesting of options could result in dilution to our existing shareholders and harm the market price of our common shares. The payment of these severance benefits could harm our financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with our company.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. MINE SAFETY DISCLOSURES
None
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS
(a)     Exhibits.

Exhibits	Description	Incorporation by Reference
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

ESTABLISHMENT LABS HOLDINGS INC.

		By:	/s/ Juan José Chacón Quirós

Date:	November 9, 2021	By:	Juan José Chacón Quirós
		Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 9, 2021	By:	/s/ Rajbir S. Denhoy

		Name:	Rajbir S. Denhoy
		Title:	Interim Chief Financial Officer
(Interim Principal Financial Officer and Chief Accounting Officer)