Form 10-K
period 2021-12-31
ESTABLISHMENT LABS HOLDINGS INC.
filed 2022-03-01
CIK 1688757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

+506-2434-2400
Registrant’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Shares, No Par Value	ESTA	The Nasdaq Capital Market
Securities registered pursuant to Section 12(g) of the Act:
None.
__________________________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒   No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes   ☒   No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐   No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant on June 30, 2021 was approximately $1,521,927,099. Shares of the registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose. The registrant has no non-voting equity.
As of February 28, 2022, the number of the registrant’s common shares outstanding was 24,124,858.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to its 2022 annual meeting of shareholders (the “2022 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2022 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended or the Exchange Act. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this report. Any statements that refer to projections of our future financial or operating performance, anticipated trends in our business (including the impact of the COVID-19 outbreak), our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about future operating results, are forward-looking statements.
We claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995. We caution investors that any forward-looking statements presented in this report, or that we may make orally or in writing from time to time, are expressions of our beliefs and expectations based on currently available information at the time such statements are made. Such statements are based on assumptions, and the actual outcome will be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Although we believe that our assumptions are reasonable, they are not guarantees of future performance. As a result, our actual future results may differ from our expectations, and those differences may be material.
Factors that could cause or contribute to these differences include, among others, those risks and uncertainties discussed below under “Summary Risk Factors” and under Part I, Item 1A. “Risk Factors,” as such risk factors may be amended, updated or superseded from time to time by our subsequent filings with the Securities and Exchange Commission. The risks and uncertainties included herein are not exhaustive, and additional factors could adversely affect our business and financial performance. We operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
We are not undertaking any obligation to update any forward-looking statements. Accordingly, investors should use caution in relying on past forward-looking statements, which speak only as of the date they are made.
SUMMARY RISK FACTORS
The following is a summary of certain key risk factors for investors in our securities. You should read this summary together with the more detailed description of risks and uncertainties discussed below under Item 1A. “Risk Factors” before investing in the company.

•The COVID-19 pandemic has adversely affected our business and our financial results, including a material disruption to our operations in fiscal 2020, and may continue to do so for the foreseeable future.
•There is no guarantee that the United States Food and Drug Administration, or FDA, or non-U.S. regulatory agencies will grant approval for our current or future products, and failure to obtain regulatory approvals in the United States and other international jurisdictions, or revocation of approvals in those jurisdictions, will prevent us from marketing our products.
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
•We have a limited operating history in the United States and may face difficulties encountered by companies early in their commercialization in competitive and rapidly evolving markets.
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
•Negative publicity concerning our products or our competitors’ products, including due to product defects and any resulting litigation, could harm our reputation and reduce demand for silicone breast implants, either of which could adversely impact our financial results and/or share price.
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
Our line of silicone gel-filled breast implants, branded as Motiva Implants, is the centerpiece of our medical technology platform. Our post-market surveillance data (which was not generated in connection with a United States Food and Drug Administration, or FDA, pre-market approval, or PMA, study, but was patient or practitioner reported rather than collected at defined follow-ups) and published third-party data indicates that Motiva Implants show low rates of adverse events (including rupture, capsular contracture, and safety related reoperations) that we believe compare favorably with those of our competitors. We believe the proprietary technologies that differentiate our Motiva Implants enable improved safety and aesthetic outcomes and drive our revenue growth. We have developed other complementary products and services, which are aimed at further enhancing patient outcomes.
Since launching Motiva Implants in October 2010, the majority of our revenue has been generated from sales of our Motiva Implants in cash pay, non-reimbursable, breast augmentation procedures. To date, our Motiva Implants are registered to be sold in more than 80 countries outside of the United States. We currently sell our products via exclusive distributors or our direct sales force (which accounted for approximately 43% of our revenue in 2021) and have introduced five generations of Motiva Implants. We currently commercially sell four product families: (i) Round and Ergonomix Round, (ii) Ergonomix Oval, (iii) Anatomical TrueFixation and (iv) Ergonomix2. Our products incorporate first of-its-kind safety features including: (i) SmoothSilk / SilkSurface (an optimized biocompatible advanced smooth surface that is designed to reduce capsular contracture), (ii) Qid RFID technology (a non-invasive, readable serial number that enables product identification and enhances safety and patient peace of mind), (iii) BluSeal visual barrier layer (a proprietary indicator that allows for verification of complete barrier layer presence) and (iv) TrueMonobloc gel-shell-patch configuration (a highly durable, easy-to-insert performance shell that allows for smaller incisions and smaller scars).
Recent Developments
In April 2021, we completed the enrollment in our one hundred patient Motiva MIA clinical case series in Costa Rica. The Institutional Review Board, or IRB, approved study began in December 2020 subsequent to the initial 2019 case series in Asia. Fifteen board-certified plastic surgeons from Costa Rica, Sweden, England, Brazil, Austria, Italy, Belgium, and the United States participated in the case series. The single-center study is a prospective, single-arm, feasibility study of women 18 years or older in primary minimally invasive breast enhancement.
The Motiva MIA system is designed to provide a minimally invasive breast enhancement procedure in less time and with faster recovery than traditional breast surgery. We have received registration in Costa Rica and a Free Sales Certificate, or FSC, for the components of the Motiva MIA system to begin regulatory approval processes worldwide. The Ergonomix2 Diamond implant used with Motiva MIA obtained CE marking in December 2020 and we have submitted the tools used in the Motiva MIA procedure for CE mark.
In June 2021, we held the groundbreaking ceremony for our new Sulàyöm Innovation Campus in Costa Rica. When complete, the new facility will total approximately 170,000 square feet (16,000 square meters) and will support the company’s continued global growth with additional capacity and capabilities in manufacturing, research and development, or R&D, digital media, training, and medical education. The new campus will be completed in two phases with the first phase expected to cost approximately $35 million. Construction of the new building began following finalization and execution of certain contractual arrangements. The initial phase of the construction of the cold-shell structure is being funded by the Coyol Free Zone, with Establishment Labs having the option to purchase the land and cold shell building. The new facilities will be located in the Coyol Free Zone in Costa Rica and we expect they will add up to 1,000 new jobs over the next several years.

In September 2021, we launched Motiva Flora tissue expander in Europe and other CE mark countries. The Motiva Flora tissue expander offers several notable innovations, including our patented SmoothSilk surface technology, as well as an RFID-enabled, non-magnetic integrated port, both of which offer potential improvements in imaging, treatment, overall clinical outcomes and patient satisfaction.

In October 2021, we announced the launch of JOY, a new patient-centric breast aesthetics program. Women who select JOY will receive Establishment Labs’ newest generation Motiva Ergonomix2 implants through a network of highly trained plastic surgeons, as well as, what we believe to be, the most comprehensive patient support program available in the industry. Ergonomix2 incorporates our latest innovations, including our most advanced ultra-high purity chemistries for enhanced device mechanical properties and improved patient ergonomics. Ergonomix2 also features our patented SmoothSilk surface technology, which is the basis of Motiva Implants’ low inflammatory characteristics that have contributed to the lowest capsular contracture rates in the industry. Ergonomix2 has CE mark labeling for use in both aesthetic and reconstruction procedures. JOY includes the Motiva Woman’s Choice Program. This first-of-its-kind program allows women with JOY, subject to certain terms and conditions, to receive financial support from Establishment Labs should they choose to have their implants removed. Women with JOY may also have the option to visit surgeons who commit to reversing the procedure at no additional cost. In addition to the Woman’s Choice Program, JOY also includes Establishment Labs’ Always Confident Warranty, the Motiva 5-Year Extended Warranty, and other benefits.
The Motiva Ergonomix2 implants included with JOY offer all the features of our Ergonomix implants, including SmoothSilk surface technology, ProgressiveGel Ultimate, and RFID enablement, as well as several new technologies, including Motiva SuperSilicones, TrueMonobloc+, and BluSeal+. These advances offer enhanced ergonomy, extra soft feel, and more natural movement. Motiva Ergonomix2 implants are available exclusively through the JOY program.
In February 2019, the FDA granted clearance on the 510(k) submitted for the Motiva Intraoperative Sizers. Sizers are used in breast augmentation or reconstruction procedures to assist in determining the desired breast implant volume and projection before implantation. These devices are part of the platform to support the IDE study and in preparation for the potential PMA approval and commercialization of Motiva Implants in the USA.
In March 2018, we received approval of an investigational device exemption, or IDE, from the FDA to initiate our Motiva Implants clinical trial in the United States for the Motiva Round and Motiva Ergonomix Round product families and the first patient was enrolled in the study in April 2018. In March 2019, we filed our first annual report with the FDA, and our IDE study-defined enrollment targets for the aesthetic cohorts, which include primary augmentation and revision augmentation, had been reached with a total of 450 and 100 subjects, respectively. In August 2019, we announced completion of all surgeries in the aesthetic cohorts. In August 2019, we also announced that we were implementing a bifurcated regulatory strategy in the United States, designed to allow us to initiate rolling submission of data in a PMA from the primary augmentation and revision augmentation cohorts to the FDA, to be supplemented by data from the reconstruction cohorts. We are continuing to enroll subjects in the remaining reconstruction cohorts and plan to complete enrollment of 800 patients in total in the study in fiscal year 2022. In the fourth quarter of 2021, we initiated a modular PMA submission process with the FDA and submitted the first of four expected modules. According to current FDA guidance, a minimum of three years of premarket PMA data must be submitted to support approval of standard silicone gel breast implants; however, the appropriate length of time for collection of premarket study data will be determined by the FDA on a case-by-case basis for each implant after careful consideration of all available clinical and non-clinical data.
Our Market
Breast Augmentation
Breast augmentation surgery remains the leading aesthetic surgical procedure by number of procedures globally. Approximately 1.6 million breast augmentations were performed worldwide in 2020, according to International

Society of Aesthetic Plastic Surgery, or ISAPS. The following table lists the top markets by country for total breast augmentations in 2020 according to ISAPS.

Total Breast Augmentation Procedures
Rank *	Country	Procedures	Percentage of World-Wide Total
1	United States	371,997	22.9%
2	Brazil	172,485	10.6%
3	Germany	67,634	4.2%
4	Russia	59,840	3.7%
5	Mexico	58,312	3.6%
6	Argentina	56,640	3.5%
7	Spain	44,406	2.7%
8	Turkey	39,442	2.4%
9	Italy	39,276	2.4%
10	Colombia	32,724	2.0%
* Rankings are based solely on those countries from which a sufficient survey response was received and data was considered to be representative.
Breast Reconstruction
The American Society of Plastic Surgeons noted in their Plastic Surgery Statistics Report that 137,808 breast reconstructions were performed in 2020. We estimate the 2020 global market was approximately $400 million. The breast reconstruction market is expected to grow and reach approximately $600 million by 2025 at a compound annual growth rate of approximately 7% according to Markets and Markets’ May 2020 Breast Reconstruction Market - Global Forecast to 2025 report due to a combination of increasing incidences of breast cancer and rising awareness of post-mastectomy options available.
Traditional Breast Implants and Their Limitations
Despite the global demand for breast augmentation procedures, there has been relatively little innovation since the 1990s. In 1992, due to emerging safety concerns, the FDA placed a moratorium on sales of silicone breast implants in the United States that was lifted in 2006. This, combined with the ongoing FDA requirement for a PMA on all new breast implants, has discouraged breast implant innovation over the past 30 years. Current products have relatively high adverse event rates, and we believe many do not mimic natural breast tissue. The table below contains key adverse event information from published data from their 10-year prospective clinical trials conducted by the only three companies currently approved to market silicone breast implants in the United States.
Results from primary augmentations

	Sientra 10-Year	Allergan 10-Year	Mentor 10-Year
Number of Patients	N=1,116 Patients	N=455 Patients	N=552 Patients
Rupture(1)	8.5%	9.3%	24.2%
Capsular Contracture	12.9%	18.9%	12.1%
Reoperation	24.0%	36.1%	25.5%

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
▪Extensive suite of complementary products and services. Our product portfolio includes innovative products and tools. We believe our designed surgical procedures, such as MotivaHybrid, Motiva MinimalScar and Motiva MIA, will address key unmet needs for both the physician and the patient.
▪Proprietary internal manufacturing processes and capabilities. We manufacture our silicone products in state-of-the-art manufacturing facilities in Costa Rica rather than relying on third-party manufacturers. In these facilities, we utilize our novel 3D imprinted molding method to create proprietary surface features that, in combination with other proprietary materials and methods, differentiate our products from those of our competitors. Our two manufacturing sites have gone through full site inspections and audits under the Medical Device Single Audit Program, or MDSAP, which were carried out by the British Standards Institute, or BSI, an agency which the FDA accepts as a substitute for routine agency inspections. We believe our modern facilities, focus on product quality and deep technological expertise have helped us establish and maintain a brand of consistency, quality and safety.
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
▪Launch Motiva Implants in additional markets outside the United States. We expect that continued geographic expansion will be a key driver of growth in the near term. In recent years, we started sales through distributors in Australia, Israel, Peru, Russia, Saudi Arabia, Taiwan, Thailand and South Korea, as well as starting direct sales in Brazil, the second largest market for breast augmentations. Expansion into China is expected as early as the second half of 2022.
▪Obtain FDA approval and enter the U.S. market. We are conducting our IDE clinical trial in the United States, with the goal of obtaining approval from the FDA for a premarket application and commercializing our Motiva Implants in the United States. All surgeries have been completed in the aesthetic cohorts. We are continuing to enroll subjects in the remaining primary reconstruction cohort and plan to complete enrollment of a total of 800 patients in the study across 40 sites in the United States, Germany, and Sweden in fiscal 2022.
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
▪Continue a high level of engagement with key opinion leaders. We promote Motiva Implants, in part, via an extensive and robust calendar of physician education events led by key opinion leaders in the field of aesthetic surgery. In 2021 and 2020, we conducted 206 and 126 events, respectively, through our medical educational platform. We also collaborate actively with respected and influential key opinion leader surgeons to identify and develop new clinical applications for our existing products, as well as new product and strategic opportunities.

Our Products and Technologies
The key characteristics of our primary products are described in the table below:

Product	Motiva Round	Motiva Ergonomix	Motiva Ergonomix2	Motiva Flora Tissue Expander

Description	Round soft silicone-gel filled breast implants	Gravity sensitive round soft silicone-gel-filled breast implants	Gravity sensitive soft silicone-gel-filled breast implants with improved mechanical properties	Breast tissue expander, used to gradually expand a patient’s breast tissue prior to the placement of a long-term breast implant
Product Catalog	Available in 160 round catalogs, including four projection heights	Available in 160 round catalogs, including four projection heights	Available in more than 160 round catalogs, including four projection heights; Available in 60 catalogs for Diamond implants	Available in 15 catalogs, with three different heights
Key Features	▪SilkSurface/SmoothSilk shell surface ▪ProgressiveGel PLUS Silicone gel fill ▪TrueMonobloc construction ▪BluSeal shell barrier layer ▪Qid Safety Technology RFID microtransponder
▪SilkSurface/SmoothSilk shell surface

•ProgressiveGel Ultima, Silicone gel fill

▪TrueMonobloc construction

▪BluSeal shell barrier

•Qid Safety Technology RFID microtransponder

▪Ergonomy and more natural look

▪SilkSurface/SmoothSilk shell surface •ProgressiveGel Ultima, Silicone gel fill ▪TrueMonobloc+ construction ▪BluSeal+ shell barrier •Qid Safety Technology RFID microtransponder ▪Motiva SuperSilicones
▪SilkSurface/SmoothSilk shell surface

▪Anatomical design

▪Compatible with MRI and CT scans

▪Injection site located with RF technology, using the Motiva Port Locator

▪Orientation line observable on the X-Ray

▪Fixation suture tabs

Sales Territories	Over 80 countries outside the United States as of December 31, 2021
Motiva Implants
The Motiva breast implants are a class III medical device indicated for breast augmentation and breast reconstruction, including revision surgeries to correct or improve the result of a primary breast augmentation surgery. We launched Motiva Implants commercially in October 2010, and to date we have sold approximately 2.0 million units in various countries outside the United States. Motiva Implants incorporate several proprietary features that we believe contribute to Motiva Implants’ favorable safety profile, natural appearance and feel. Our latest generation of Motiva Implants utilizes our proprietary Gravity Sensitive Ergonomix design, with a round base implant that responds to gravity by shifting its maximum point of projection, offering the more “natural” projection of a shaped implant without the malposition and rotation issues frequently associated with shaped implants. Furthermore, our fill material with the ProgressiveGel platform of silicone gel rheologies consists of highly purified biocompatible gels with specific visco-elastic properties that we believe enables Motiva Implants to respond to the patient’s motion in ways that more closely mimic the appearance, feel and movement of natural breast tissue. Our catalog includes over 1,000 product variations, with round, oval and anatomical shapes, two different surfaces, SmoothSilk and VelvetSurface, and volumes ranging from 95cc to 1060cc, resulting in a wider range of options than those offered by our major competitors.
Ergonomix2 incorporates the latest innovations, including our most advanced ultra-high purity chemistries for enhanced device safety mechanical properties and improved patient ergonomics. Ergonomix2 also features our patented SmoothSilk surface technology, which is the basis of Motiva Implants’ low inflammatory characteristics that have contributed to the lowest capsular contracture rates in the industry. Ergonomix2 was CE marked in December 2020 and labeled for use in both aesthetic and reconstruction procedures.
Shell Surface: SilkSurface/SmoothSilk
The surface topography of the breast implant shell surface varies between commercially available breast implants. Our SmoothSilk surface was designed to improve biocompatibility and to provide for same surface topography around the entire implant for the benefit of the patients. The International Standard Organization, or ISO, through the new April 2018 standard (ISO 14607:2018), created a classification of implant surface textures according to roughness. This standard includes an objective way of defining the difference between smooth, micro and macro surfaces based on roughness average. The topology of SilkSurface/SmoothSilk is characterized under the smooth category, having a low roughness value of approximately 3.09 microns with thousands of contact features per square centimeter, which is significantly lower than the higher limit of the smooth surface clarification defined by ISO.
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
A 2021 published study in Nature Biomedical Engineering led by Professor Robert Langer, Institute Professor at the Massachusetts Institute of Technology (MIT) at David H. Koch Institute for Integrative Cancer Research, indicated that our SmoothSilk can largely suppress the foreign body response and fibrosis provoking the least amount of inflammation in comparison with the other commercially available surfaces. A larger percentage of macrophages in the cell mix indicates an inflammatory response, which is an early step in capsule formation. We believe the more moderate inflammatory response observed on SmoothSilk is responsible for improved biocompatibility and lower complication rates.
In addition, an abstract presented in 2017 by researchers at Montana State University showed less accumulation of both bacteria and biofilm on SmoothSilk in vitro when compared to smoother and textured surfaces. Biofilm formed on implant surfaces increases the risk of bacteria accumulation and capsule formation.
In December 2018, we commissioned an independent report from the French reference laboratory Laboratoire National de Metrologie et d’Essais, or LNE, on the surface characteristics of our Motiva Implants. Based upon its testing, LNE concluded that the SmoothSilk shell surface in the Motiva Implants is considered a smooth surface as defined by ISO 14607:2018 categorization.

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
In addition to the safety advantages, our ProgressiveGel family, provides for movement characteristics that resemble natural breast tissue. Our later generation Ergonomix products, further mimic natural tissue, with a maximum point of projection that shifts downward to create a natural human breast shape when a patient is standing. This allows our Motiva Implants to provide the more natural aesthetics of “shaped” or “teardrop” implants without the risk of associated drawbacks such as breast deformation from rotation and unnaturally hard tactile feel. The images below illustrate the implants’ ability to change shape depending on the patient’s positioning.

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
RFID Technology
We offer a Radio-Frequency Identification Device microtransponder (also referred to as Qid) that is placed in the filling gel as an optional feature for all implant styles. This microtransponder provides each device with a unique electronic serial number for traceability purposes.

The microtransponder contains only a unique 15-digit code that identifies the product and does not contain any patient information. This microtransponder can be read with a simple pass from our non-invasive and inexpensive reading device, the Qid Safety Technology Reader, and the serial number corresponds with related information in our MotivaImagine database such as implant type, size and other characteristics. Patients can create a secure account, register the products and include applicable patient information either through the MotivaImagine application or our website, to access their implant information.  The MotivaImagine application and Motiva Implants website also allow the patient to access the implant warranty information. This traceability is intended to give patients comfort that any future recalls can be positively identified as applying, or not applying, to that patient’s particular implant. This addresses a key concern that often discourages women who are otherwise interested in implants from making the choice to move forward with the surgery. Motiva Implants are currently the only breast implants on the international market with Qid Safety Technology; however, we believe there is an opportunity to sell these microtransponders to other medical device companies in the space.
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
BluSeal
The Motiva Implant shell is constructed of successive layers of silicone elastomer and a low diffusion barrier layer. The key function of the low diffusion barrier is to prevent diffusion of low molecular weight siloxane species from the implant to the tissues. This barrier layer embeds our BluSeal indicator technology, which is a key feature used during the manufacturing process to verify that the barrier is present in a uniform way around the entire shell. It is also used as a visual quality control and safety measure to minimize potential gel diffusion. This patented manufacturing innovation is intended to highlight any imperfections in the barrier layer coverage with a distinct color. Our BluSeal indicator technology also provides the plastic surgeon with the ability to verify whether the barrier layer has coverage defects or other imperfections before implantation that might lead to post-implantation shell rupture or gel bleed. We believe this is another safety innovation that contributes to our substantially lower reported implant rupture rates as compared to reports for our primary competitors.
Motiva Flora Tissue Expander
The Motiva Flora Tissue Expander is used in breast reconstruction surgery for temporary implantation (less than six months) to gradually expand the breast tissue prior to the placement of a long-term breast implant. After implantation, the device is periodically filled with saline solution via an injection port to increase its volume in order to stretch the skin and create a pocket for breast implant placement. The injection port is dome-shaped and includes an RFID coil, which can be accurately located utilizing the port locator. The Motiva Flora Tissue Expander is the only tissue expander in the market with an integrated RFID port with no magnets, allowing for use of the expander safely alongside MRI scanning. The Motiva Flora received CE mark in June 2020 and has been registered in 33 countries. Motiva Flora also includes the SmoothSilk surface, which provides biocompatibility benefits described above. Our catalog includes 15 variations, including three different heights, and a range of volumes from 260 to 995 cc.
Motiva MIA System for Minimally Invasive Augmentation
We are also developing Motiva MIA — a patient centric procedure designed to allow breast augmentation to be performed under local anesthesia rather than general anesthesia, through smaller incisions, with faster recovery times and a resulting reduction in surgical complications. The Motiva MIA system includes the specially-designed Ergonomix2 Diamond implant, which received CE mark in December 2020, and its proprietary tools, including the Motiva MIA Inflatable Balloon and the Motiva MIA Injector. We received registration in Costa Rica and a Free Sales Certificate, or FSC, for the Motiva MIA devices and we are submitting for regulatory approvals worldwide. Based on third-party commissioned market research, we believe Motiva MIA will be able to attract new customers and expand the market for breast aesthetic procedures.

Puregraft - Autologous Fat Augmentation
Adipose (fat) tissue removed from one area of a patient’s body can be re-injected under the skin of the face, breasts, or in other areas where augmentation and shaping are desired. In the breast augmentation context, there is an unmet need for predictable contouring around the edges of the breast, both with and without volume augmentation via silicone implants. Puregraft LLC’s line of products provides surgeons with a tool for additional contouring around breast implants, which we call MotivaHybrid when used in combination with Motiva Implants and a 3D pre-surgical scan.
MotivaImagine Centers
We utilize our MotivaImagine Center initiative, which are collaborations with plastic surgery clinics whereby we provide them with access to our technologies and the ability to brand themselves as a MotivaImagine Center. In exchange for these services and use of the Motiva branding, each MotivaImagine Center commits to invest in providing prospective patients with a technologically advanced educational experience featuring Motiva Implants and other products in the MotivaImagine product platform.
Designed Surgeries
Our suite of products and technologies enables surgical techniques that we intend to develop and promote as “designed surgeries.” Our first such designed surgery, MotivaHybrid, combines 3D pre-surgical assessment of existing breast tissue volume using a 3D scanning system, together with additional contouring using adipose tissue for more natural balanced results and improved patient satisfaction.
Our second designed surgery, Motiva MinimalScar, allows surgeons to significantly reduce the size of the surgical incision. We have developed Motiva MIA — a family of designed surgeries that enhance breast augmentation in a safer, faster and more predictable way through a small and inconspicuous scar hidden in the axilla. We intend for Motiva MIA to allow breast augmentation procedures to be performed without general anesthesia with faster recovery times and a resulting reduction in surgical complications. In December 2020, we received a CE mark for our Motiva Ergonomix2 Diamond breast implant, which is the implant that will be used in the Motiva MIA procedure. In early 2021, we completed enrollment in our one hundred patient Motiva MIA case series in Costa Rica. The IRB approach study began in December 2020 and one year follow up will be completed in early 2022. Instruments and special accessory devices for the Motiva MIA procedure have been developed and are currently awaiting regulatory approvals prior to commercialization in specific regions. Based on third-party commissioned market research, we believe Motiva MIA will be able to attract new customers and expand the market for breast aesthetic procedures.
Our Clinical Data
11-Year Safety Post-Market Surveillance Data
Dating from the commercial launch of Motiva Implants in October 2010 through December 2021, we have sold approximately 2.0 million breast implants in various countries outside the United States and Canada. We maintain a Quality Management System database to log all complaints received from patients or physicians. From October 2010 through December 2021, a total of 2,094 complaints have been reported, investigated and processed, representing approximately 0.1% of the total Motiva Implants sold through December 2021. There were no reported cases of late seroma, double capsule formation or anaplastic large-cell lymphoma, or ALCL, in this data set, and there were 16 cases of early seroma. The table below shows the rates of rupture, capsular contracture and reoperation for adverse events of our Motiva Implants from the data gathered through December 2021. In contrast to the above competitor data, our data is self-reported rather than collected at mandatory follow-ups and was generated solely for our post-market surveillance instead of in connection with a FDA PMA study. All of these patients were located outside the United States.

Motiva Implants
Number of Implants Sold	N= 1,949,663 Implants(1)
Rupture	< 0.1%
Capsular Contracture	< 0.1%
Reoperation for Adverse Events	< 0.1%
Reoperation (All Causes)	N/A(2)

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
Study to Support a PMA
We are conducting a prospective IDE clinical trial in the United States on our Motiva Round and Motiva Ergonomix Round product families. Our IDE request was approved by the FDA on March 20, 2018 to perform a single open-label, multi-center trial, with follow-up visits available at the time of filing. We will continue to monitor patients for ten years post-implantation. The primary endpoints of the trial will be safety, effectiveness and patient satisfaction. In general, our trial design and patient enrollment are consistent with prior PMA studies conducted by Allergan, Mentor, and Sientra. In August 2019, we announced that we were implementing a bifurcated regulatory strategy in the United States, which is designed to allow us to initiate the rolling submission of data to the FDA from the primary augmentation and revision augmentation cohorts, and then subsequently supplement our PMA with data from the reconstruction cohorts. All the surgeries had been completed in the aesthetics cohort, which include primary augmentation and revision augmentation, with a total of 450 and 100 subjects, respectively. We are continuing to enroll subjects in the remaining reconstruction cohort and plan to enroll a total of 800 patients in the study across 40 sites in the United States, Germany, and Sweden in fiscal year 2022. In the fourth quarter of 2021, we initiated a modular PMA submission process with the FDA and submitted the first of four expected modules.
Sales and Marketing
We primarily derive revenue from sales of our Motiva Implants from two types of customers: (1) medical distributors and (2) direct sales to physicians, hospitals, and clinics. Our products are commercially available in more than 80 countries through exclusive distributors, except in Brazil and several European countries where we sell through our direct sales force. As of December 31, 2021, our sales organization included 117 employees and contractors. All of these sales personnel are supported through a suite of tools, including marketing and training materials, mobile smartphone applications, and access to a robust schedule of physician education events. We also pay significant attention to helping our distributors maintain positive relationships with surgeons and clinics in their respective regions, and to positioning our product in the marketplace as a premium product with consequent premium pricing.
We demonstrate our confidence in Motiva Implants with the Motiva Always Confident Warranty, which offers patients a free replacement for any Motiva Implant that ruptures, for the life of the product. We also replace any implant which is replaced due to capsular contracture of Baker Grade III or IV severity at any time in the first 10 years post-implantation. We also offer an extended warranty at additional cost outside the JOY program, which provides financial assistance of up to $2,500 to cover surgical costs resulting from rupture or capsular contracture.
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
We have assembled a broad portfolio of intellectual property related to our medical device and aesthetics products. We believe this intellectual property, combined with proprietary manufacturing processes and the regulatory approvals we have successfully obtained outside of the United States, provides us with a strong market position. As of December 31, 2021, we own or have rights to 17 issued and 19 pending patents in the United States related to various aspects of our Motiva Implants (such as implant barrier layers, surface texture technology, minimally invasive implant delivery systems, and our Qid Safety Technology radio frequency identification devices). In addition, we own or have rights to 12 issued, two allowed and 85 pending foreign applications and one pending Patent Cooperation Treaty, or PCT, applications. Our owned and licensed patents are expected to expire at various times between February 2025 and February 2039. Our owned and licensed pending applications, if granted, likely would expire between September 2033 and January 2042.
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
Research and Development
Our goal is to continue to improve our existing products, as well as develop new products and new surgical techniques. We have a highly experienced team and deep customer and key opinion leader relationships. We also have sophisticated internal prototyping and testing equipment. As a result, we have introduced five distinct generations of Motiva Implant product since October 2010, with innovative features added to each successive generation. Further, our efforts included work on both a tissue expander for reconstruction, for which we received a CE Mark in June 2020 and our next generation Ergonomix2 Diamond implant for minimally invasive procedures, for which we received a CE Mark in December 2020.
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

We have incurred, and expect to continue to incur, significant R&D expenses. Our R&D expenses increased $4.5 million, or 32.8%, to $18.3 million for the year ended December 31, 2021, compared to $13.8 million for the year ended December 31, 2020. Our R&D expenses consist of costs associated with our clinical and post-approval studies, regulatory activity and product development, including the development of Motiva Implants and other current and future aesthetic and reconstruction surgical devices on our product platform.
Implantable RFID Microtransponder Platform
The RFID technology platform that we use in the Qid feature of our Motiva Implants is independently cleared as a system via the FDA’s 510(k) pathway. We are developing more sophisticated functionality using this technology platform. We believe our RFID technology will be an attractive platform for a variety of other applications, including unique device identification for other types of implantable medical devices, functional implantable biosensors, and diagnostic monitoring. Future specific indications include detection of device life cycles (e.g., flexion/contraction cycles for artificial hip and knee joints) and monitoring of analytes such as circulating tumor cells and blood chemistry components. Some of these applications we may choose to develop and commercialize internally, while others may be more appropriately commercialized via partnerships with other medical device companies.
We control all the activities of the development and manufacturing of our Qid Safety Technology RFID transponders. This allows us for adapting to specific needs or new developments in our field.
Manufacturing and Suppliers
Facilities
We manufacture our products in ISO-13485-certified manufacturing facilities located in the Coyol Free Zone office park in Costa Rica, a park populated by a number of international medical device companies and granted tax-advantaged status by the government of Costa Rica. Our newest and largest manufacturing facility opened at the end of 2016 and we began shipping manufactured product from this facility in March 2017. This facility has approximately 28,000 square feet of office space and production areas which are capable of producing over 400,000 implants a year, with state-of-the-art support systems for sustaining production, including an ice-bank system for cooling the controlled air in the clean room and support areas, water-lubricated air compressors for eliminating the presence of oil particulates, heat recovery systems for energy saving, and an energy micro-grid comprised of solar panels and energy-storage batteries. These energy efficient systems generate up to 80% of the total energy consumption of the building, which received LEED Gold Certification by the U.S. Green Building Council in August 2017. Our initial facility was established in 2009 and has about 3,000 square feet of production areas, capable of producing over 100,000 implants a year.
We continue to look for ways to improve manufacturing processes and facility organization to increase capacity in these two current facilities. We completed an internal assessment and identified the potential additional manufacturing capacity of approximately 250,000 implants per year, which we added during fiscal 2021, thereby increasing the efficiencies in our process flow.
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
We are also subject to periodic inspections and audits by various international regulatory and notified bodies, and we believe our past performance in these audits reflects the strength of our quality system and manufacturing controls. We consider this to be a key element of our risk management and business continuity strategies and a competitive advantage as we have full control of the product lifecycle. Our in-house manufacturing team includes over 460 employees, all of whom undergo well defined training programs throughout their period of employment. We believe our manufacturing experience, know-how, and process-related trade secrets are also a competitive advantage.
We are in the process of expanding our manufacturing facilities and corporate offices in the Coyol Free Zone in Costa Rica. The initial $35.3 million project estimate includes approximately 145,000 square feet of facility space and would initially increase our manufacturing capacity by approximately 400,000 units per year, and potentially increase capacity by 800,000 units with an additional incremental $4.6 million investment in manufacturing equipment for a total facility space of approximately 170,000 square feet. We held the groundbreaking ceremony for our new Sulàyöm Innovation Campus in Costa Rica in the second quarter of 2021. Construction on the new building began following finalization and execution of certain contractual arrangements in the third quarter of 2021. The initial phase of construction of the cold-shell structure is being funded by the Coyol Free Zone, with Establishment Labs having the option to purchase the land and cold shell building. See Note 3, “Balance Sheet Accounts” for additional information regarding this construction project and our right to purchase the title to the land and cold shell building currently under construction.
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
Suppliers
We source manufacturing inputs from a number of outside suppliers. In particular, we obtain NuSil brand medical-grade silicone from Avantor (previously NuSil Technology LLC), which is a sole-source supplier of such product to the entire silicone breast implant industry. In 2016, we entered into a new supply agreement with NuSil-Avantor, which provides for specified prices per unit of each relevant component; the contract was extended through March 31, 2022 while a new supply agreement is being finalized.
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
Competition
The market for silicone breast implants is relatively concentrated, within Allergan Aesthetics, a division of AbbVie, and Mentor Worldwide LLC, a division of Johnson & Johnson. In the United States, Sientra, Inc. is the only other company with an approved silicone implant product. Internationally, the market is more fragmented, with GC Aesthetics plc, Silimed, Inc., Groupe Sebbin SAS, Hans Biomed Crop., Polytech Health & Aesthetics, and Arion Laboratories.
Our major competitors in the silicone breast implant marketplace are either publicly traded companies or divisions or subsidiaries of publicly traded companies with significantly more market share and resources than we have. These companies have greater financial resources for sales, marketing and product development, broader established relationships with health care providers and third-party payors, and larger and more established distribution networks. In some instances, our competitors also offer products that include features that we do not currently offer in all geographies. Our competitors also have regulatory approval to market and sell their products in countries where we currently do not, notably the United States. In addition, our competitors may offer pricing programs with discounts across their non-breast aesthetic product portfolios.

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

HIPAA and Other Privacy Laws
We are subject to various laws governing the privacy and security of health information and other personally identifiable information. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, established for the first time comprehensive U.S. federal protection for the privacy and security of protected health information. HIPAA standards apply to “Covered Entities,” which health plans, health care clearing houses, and certain health care providers which conduct certain health care transactions electronically, and to “Business Associates,” entities that perform services on behalf of a Covered Entity that involves the creation, use, maintenance or disclosure of protected health information. Both Covered Entities and Business Associates must have in place administrative, physical, and technical standards to guard against the misuse of protected health information. Some of the institutions and physicians from which we obtain biological specimens that we use in our research and validation work are Covered Entities and must obtain proper authorization from their patients for the subsequent use of those samples and associated clinical information. We may perform future activities that may implicate HIPAA, such as providing clinical laboratory testing services or entering into specific kinds of relationships with a Covered Entity or a Business Associate of a Covered Entity.

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
Our activities must also comply with other applicable privacy laws, including the EU General Data Protection Regulation, or GDPR. There are also additional national, state, and provincial privacy laws that impose restrictions on the access, use, and disclosure of personal information, including data that is not protected health information, or are otherwise more stringent than HIPAA. All of these laws may impact our business. If we fail to comply with these privacy laws, or if significant changes in the laws restrict our ability to obtain tissue samples and associated patient information, this could significantly impact our business and our future business plans.
Fraud and Abuse Laws
Antifraud Laws/Overpayments
As participants in national and local health care programs, we may be subject to anti-fraud and abuse laws in various countries. Many of these anti-fraud laws are broad in scope and impose significant penalties for violation. Prohibitions under some of these laws include:
▪the submission of false claims or false information to government programs;
▪deceptive or fraudulent conduct;
▪excessive or unnecessary services, services that do not meet medical necessity, or services at excessive prices; and
▪prohibitions in defrauding private sector health insurers.
Numerous national and local agencies enforce the antifraud and abuse laws. In addition, private insurers may also bring private actions. In some circumstances, private whistleblowers are authorized to bring fraud suits on behalf of the government against providers and are entitled to receive a portion of any final recovery. In addition, we, and our partners, may be subject to foreign laws and regulations and other compliance requirements, including, without limitation, anti-kickback laws, false claims laws and other fraud and abuse laws.
Transparency Laws
We are subject to transparency requirements (also known as “sunshine laws”) in France, including obligations to report payments or transfers of value to, and the nature of the agreements we sign with, a broad class of French healthcare professionals and organizations. If our products are approved in the United States and become eligible for federal government reimbursement, we will also become subject to the Physician Payment Sunshine Act and its amendments and implementing regulations, which require annual reporting of payments and transfers of value to physicians, teaching hospitals and other “covered recipients”, along with physician ownership information. Various states have also implemented regulations prohibiting certain financial interactions with health care professionals or mandating public disclosure of such financial interactions. We may incur significant costs to comply with such laws and regulations now or in the future.

If we or our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil, criminal and administrative penalties, damages, fines, exclusion from participation in government health care programs, additional reporting and government oversight, and the curtailment or restructuring of our operations. As we expand the geographic market for our products, we may be subject to similar national or local laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to health care professionals. To reduce the risks associated with these various laws and governmental regulations, we have implemented a compliance plan. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable global privacy, security and fraud laws may prove costly.
International Medical Device Regulations
International marketing of medical devices is subject to foreign government regulations, which vary substantially from country to country.
As of May 2021, medical device products that are marketed in the European Union must comply with the requirements of the Medical Device Regulation, or the MDR. The MDR will essentially operate in the same way as the Medical Device Directive (described below) to ensure a harmonized approach in the European Union to ensuring the safety and performance of medical devices, and failure to comply with the MDR could affect our ability to market and sell our products in the European Union member states. The European Commission is the legislative body responsible for directives, including Regulation (EU) 2017/745 which, once implemented in each member state, must be complied with by manufacturers selling medical products in the EU and the European Economic Area, or EEA. The EU includes most of the major countries in Europe, while other countries, such as Norway, are part of the EEA and European Free Trade Area, or EFTA, respectively, and have voluntarily adopted laws and regulations that mirror those of the EU with respect to medical devices. The EU directives address regulation of the design, manufacture, labeling, clinical studies and post-market vigilance for medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear the CE conformity marking, indicating that the device conforms to the General Safety and Performance Requirements, or GSPRs, and, accordingly, can be marketed throughout the EU and EEA.
Prior to May 2021, medical device products that were marketed in the European Union were required to comply with the requirements of Medical Device Directive, or the MDD, as implemented in the national legislation of the European Union member states. The MDD, as implemented, provided for a regulatory regime with respect to the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices to ensure that medical devices marketed in the European Union are safe and effective for their intended uses. Medical devices that complied with the MDD, as implemented, are entitled to bear a Conformité Européenne, or CE, marking evidencing such compliance and may be marketed in the European Union. Failure to comply with these domestic and international regulatory requirements could affect our ability to market and sell our products in these countries.
Outside of the EU, regulatory pathways for the marketing of medical devices vary greatly from country to country. In many countries, local regulatory agencies conduct an independent review of medical devices prior to granting marketing approval. For example, in China, approval by the National Medical Products Administration, or NMPA, must be obtained prior to marketing a medical device. In Brazil, the inspections and approvals of products and facilities carried out by the ANVISA and InMetro agencies are required prior to marketing a Class 3a medical device like our Motiva Implants. We received regulatory clearance in Brazil in March 2017 and launched our Motiva Implants commercially in July 2017. The process in such countries may be lengthy and require the expenditure of significant resources, including the conduct of clinical trials. In other countries, the regulatory pathway may be shorter or less costly. The timeline for the introduction of new medical devices is heavily impacted by these various regulations on a country-by-country basis, which may become longer and more costly over time.
Anti-Corruption Laws
We are subject to applicable anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, and similar anti-corruption laws in the countries in which we distribute our products. Anti-corruption laws generally prohibit offering, promising, giving, or authorizing others to provide anything of value, either directly or indirectly, to a government official or private party in order to influence official action or otherwise gain an unfair business advantage, such as to obtain or retain business. The Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, prohibits any U.S. individual or U.S.-controlled business from paying, offering or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring us to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. We have implemented policies, procedures, and internal controls that are designed to comply with these laws and regulations.
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
Human Capital
As of December 31, 2021, we had 746 employees. None of our employees are represented by a labor union or covered by collective bargaining agreements except for employees in Brazil.
The human capital measures and objectives we focus on in managing our business include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of share-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.
We believe that our future success largely depends upon our continued ability to attract and retain highly qualified management and technical personnel. Talent management is critical to our ability to execute on our long-term growth strategy. To facilitate talent attraction and retention, we strive to make our company a safe and rewarding workplace, with opportunities for our employees to grow and develop in their careers, supported by strong compensation and benefits, and by programs that build connections among our employees. We continue to be committed to an inclusive culture which values equity, opportunity, and respect. In support of our inclusive culture, we offer competitive compensation and benefits, including stock awards and strive to recruit a diverse talent pool across all levels of the organization.
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
Risks Related to COVID-19
The COVID-19 pandemic has adversely affected our business and our financial results, including a material disruption to our operations in fiscal 2020, and may continue to do so for the foreseeable future.

The COVID-19 pandemic has adversely impacted our business, resulting in a material disruption of our operations in fiscal 2020, and we expect the impact to continue through at least the duration of the pandemic as regions respond to local conditions. To date, the impact includes:

•the deferral of procedures using our products;

•disruptions or restrictions on the ability of many of our employees and of third parties on which we rely, to work effectively, including “stay-at-home” orders and similar government actions; and
•temporary closures of our facilities and of the facilities of our customers and suppliers.

As jurisdictions throughout the world continue to respond to the pandemic, the degree of the foregoing impacts may increase in scope or magnitude, or we may experience additional adverse effects in one or more regions. Any other outbreaks of contagious diseases or other adverse public health developments in countries where we operate or where our customers or suppliers are located could also have a material and adverse effect on our business, financial condition and results of operations.

Due to the COVID-19 pandemic, surgeons and their patients have been, and in certain regions continue to be, required, or are choosing, to defer elective procedures in which our products otherwise could be used, and many facilities that specialize in the procedures in which our products otherwise could be used have temporarily closed and in some cases continue to be temporarily closed or operating at reduced capacity or hours. In addition, even after the pandemic subsides or governmental orders no longer prohibit or recommend against performing such procedures, patients may continue to defer such procedures due to personal concerns. Further, facilities at which our products typically are used may not reopen or, even if they reopen, patients may elect to have procedures performed at facilities that are, or are perceived to be, lower-risk, such as private surgery centers, and our products may not be approved at such facilities, and we may be unable to have our products approved for use at such facilities on a timely basis, or at all. The effect of the pandemic on the broader economy could also negatively affect demand for elective procedures using our products, both in the near- and long-term.
Workforce limitations and travel restrictions resulting from government actions taken to contain the spread of COVID-19 have and will continue to adversely affect almost every aspect of our business. If a significant percentage of our workforce, or of the workforce of third parties on which we rely, cannot work, including because of illness or travel or government restrictions, our operations will be negatively affected. Because of government restrictions and social distancing guidelines in many countries around the world, there is an increased reliance on working from home for our workforce and on the workforce of third parties on which we rely. For example, most of our sales personnel and third-party agents currently are working largely using virtual and online engagement tools and tactics, which may be less effective than our typical in-person sales and marketing programs. In addition, we reduced access to our hands-on surgeon trainings, which, in turn, adversely impacted our ability to educate and train surgeons on the proper use of our products, which may make surgeons less comfortable using, and therefore less likely to use, our products. We expect that governmental mandates or other restrictions will also limit our ability to develop, and therefore launch, the products we believe will drive our future revenue growth on the timelines we anticipated previously and could also delay the planned launch of products in 2022 and beyond. It may also cause us not to submit required filings on our previous timetables, including with the FDA, or other regulatory bodies, both in the U.S. and outside the U.S. The continued spread of COVID-19 has adversely impacted our IDE clinical trial operations in the United States, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, have heightened exposure to COVID-19. In addition, changes impacting workforce function at the FDA and other regulatory bodies, as well as changes impacting workforce function at the facilities at which we seek to have new products approved for use, could adversely impact the timing of when our new products are cleared for marketing and approved for use, either of which would adversely impact the timing of our ability to sell these new products and would have a material and adverse effect on our revenue growth.
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
•resurgences in COVID-19 transmission and infection following the easing or lifting of governmental or other restrictions or following resumption of surgical procedures, whether as a result thereof, as a result of reinfection, as a result of a delay in the emergence of symptoms following infection (or reinfection) by COVID-19, or as a result of COVID-19’s ability to lay dormant following infection (or reinfection), and the adverse impact the foregoing may have on our business and financial condition, including because of the adverse impact on patients’ willingness to undergo procedures in which our products could be used;
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
Risks Related to the Development and Commercialization of Our Products
We have a limited operating history in the United States and may face difficulties encountered by companies early in their commercialization in competitive and rapidly evolving markets.
Our Motiva Implants have been marketed solely in countries outside of the United States since October 2010, and as such, we have a limited operating history upon which to evaluate our business and forecast our future net sales and operating results. In assessing our business prospects, you should consider the various risks and difficulties frequently encountered by companies early in their commercialization in competitive markets, particularly companies that develop and sell medical devices. These risks include our ability to:
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

Due to our limited operating history in the United States, we may not have the institutional knowledge or experience to be able to effectively address these and other risks that we may face. In addition, we may not be able to develop insights into trends that could emerge and negatively affect our business and may fail to respond effectively to those trends. As a result of these or other risks, we may not be able to execute key components of our business strategy, and our business, financial condition and operating results may suffer.
Our success depends, in part, on our ability to continue to enhance our existing products and services and develop or commercialize new products and services that respond to customer needs and preferences, which we expect will require us to incur significant expenses.
In recent years, we have incurred significant costs in connection with the development of Motiva Implants, the Motiva MIA technology, and other products and services. We expect our research and development expenses to increase significantly as we continue with our IDE clinical trial in the United States. We will also incur significant expenses to expand our sales and marketing organization to support sales of Motiva Implants, including but not limited to a direct sales force in Brazil and several European countries, as well as other products outside the United States and Canada.
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
There is no guarantee that the United States Food and Drug Administration, or FDA, or non-U.S. regulatory agencies will grant approval for our current or future products, and failure to obtain regulatory approvals in the United States and other international jurisdictions, or revocation of approvals in those jurisdictions, will prevent us from marketing our products.
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

Although we launched Motiva Implants commercially in October 2010 and have sold approximately 2.0 million units to date in various countries outside the United States, we do not have as much post-market surveillance data as our competitors and may not have clearly identified all possible or actual risks of our products. Furthermore, if our clinical trials do not produce patient data that compares favorably with breast implants that are already on the market, physicians and patients may opt to not use our products, and our business would suffer.
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
We make extensive physician medical education resources available to clinicians in an effort to ensure that they have access to current treatment methodologies, are aware of the advantages and risks of our Motiva Implants and other products, and are educated regarding the safe and appropriate use of our products. It is critical to the success of our business to broadly educate clinicians who use or desire to use our products to provide them with adequate instructions in the appropriate use of our products and designed surgeries. Certain of our products require the use of specialized techniques which may not be covered in medical school curricula and/or product-specific knowledge. For example, metal implant such as screws or artificial joints, produce an artifact when magnetic resonance imaging, or MRI, is used to image the area in which the object resides. Our Qid Safety Technology microtransponder embedded in certain Motiva Implants contains metal and causes an artifact that can affect breast cancer screening using MRI, and this artifact is not present in other imaging modalities such as breast ultrasound and film or digital mammography. It is important that we educate physicians and patients on the risks associated with MRI artifacts and how to mitigate them if they choose to utilize Motiva Implants that contain a Qid microtransponder. Failure to provide adequate training and education could result in, among other things, unsatisfactory patient outcomes, patient injury, negative publicity or increased product liability claims or lawsuits against the company, any of which could have a material and adverse effect on our business and reputation. Claims against the company may occur even if such claims are without merit and/or no product defect is present, due to improper surgical technique, inappropriate use of our products, or other lack of awareness regarding the safe and effective use of our products. If we fail to educate physicians and patients about any of these factors, they may make decisions or conclusions regarding Motiva Implants without full knowledge of the risks and benefits or may view our Motiva Implants negatively.

As part of our effort to educate and train plastic surgeons through our medical educational platform, we completed 206 and 126 medical training sessions worldwide during 2021 and 2020, respectively. If we are unable to offer, or if we experience a delay in offering, medical training sessions, we may experience reduced or slower than expected adoption of our products. Although since the outbreak of the global COVID-19 pandemic we have offered virtual training sessions through our medical educational platform, the limited ability to provide in-person programs to surgeons may reduce the effectiveness of, and interest in, our medical education efforts.

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
Risks Related to Our Business, Industry and Operations

We expect to incur losses for the foreseeable future, and our ability to achieve and maintain profitability depends on the commercial success of our Motiva Implants, which accounted for approximately 98% of our revenues for each of the years ended December 31, 2021 and 2020 and we expect our revenues to continue to be driven primarily by sales of these products.
We have incurred losses to date and expect to continue to incur losses for the foreseeable future. Sales of our Motiva Implants accounted for approximately 98% of our revenues for each of the years ended December 31, 2021 and December 31, 2020 and we expect our revenues to continue to be driven primarily by sales of these products. In order to achieve and sustain profitability, our revenues from these products will need to grow beyond the levels we have achieved in the past. If physicians and/or patients do not perceive our products to be competitive in features and safety when compared to other products in the market, or if demand for our Motiva Implants or for breast implants in general decreases, we may fail to achieve sales levels that provide for future profitability.
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
We have incurred net operating losses since our inception, and we continue to incur significant research and development and general and administrative expenses related to our operations. We do not expect to be profitable in 2022, and in future years we expect to incur significant research and development expenses related to, among other things, the IDE clinical study of Motiva Implants in the United States. Investment in medical device product development, particularly clinical studies, is highly speculative. It entails substantial upfront capital expenditures and significant risk that any potential planned product will fail to demonstrate adequate accuracy or clinical utility. We may not be profitable for some time. As of December 31, 2021, we had an accumulated deficit of $206.4 million.
We expect that our future financial results will depend primarily on our success in launching, selling and supporting Motiva Implants and other products that are part of our product platform. This will require us to be successful in a range of activities, including manufacturing, marketing, and selling Motiva Implants. We may not succeed in these activities and may never generate revenue that is sufficient to be profitable in the future. Even if we are profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to achieve sustained profitability would depress the value of our company and could impair our ability to raise capital, expand our business, diversify our planned products, market our current and planned products, or continue our operations.
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
Our operations have consumed substantial amounts of cash since our inception, and we expect to incur significant expenses in connection with our planned research, development and product commercialization efforts. We believe that our available cash and cash from operations will be sufficient to satisfy our liquidity requirements for at least the next 12 months and beyond. If our available cash resources, net proceeds from our follow-on public offering and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, we may seek to sell equity or convertible debt securities, enter into a credit facility or another form of third-party funding, or seek other debt financing. However, we are subject to restrictive covenants under the Madryn Credit Agreement which restrict our ability to incur additional debt. Any failure to raise the funds necessary to support our operations may force us to delay, reduce or suspend our planned clinical trials, research and development programs, or other commercialization efforts.
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
Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties may compete with us in recruiting and retaining qualified technical and management personnel, establishing clinical study sites and patient registrations for clinical studies, as well as in acquiring technologies complementary to, or necessary for, our programs.
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
As of December 31, 2021, we had 746 employees. Unless it is necessary for us to continue to make reductions to our workforce as a cost management strategy due to the impact of the global COVID-19 pandemic on our business, over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, principally in the areas of manufacturing, regulatory affairs, clinical and sales and marketing, and particularly as we prepare our operations in the anticipation of obtaining approval from the FDA to commercialize our Motiva Implants in the United States. We also intend to continue to improve our operational, financial and management controls, reporting systems and procedures, which may require additional personnel. Such growth could place a strain on our administrative and operational infrastructure, and/or our managerial abilities, and we may not be able to make improvements to our management information and control systems in an efficient or timely manner. We may discover deficiencies in existing systems and controls.
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
Negative publicity concerning our products or our competitors’ products, including due to product defects and any resulting litigation, could harm our reputation and reduce demand for silicone breast implants, either of which could adversely impact our financial results and/or share price.

The silicone breast implant industry has been the focus of significant regulatory and media scrutiny. Silicone breast implants were removed from the U.S. marketplace for a period in the 1990s and 2000s related to safety concerns. Certain patient advocacy groups exist to publicize real and perceived health risks associated with silicone breast implants and plastic surgery generally. Recently, some breast implant patients have begun to self-identify and report various symptoms that they believe are related to their breast implants; they refer to these symptoms as Breast Implant Illness, or BII, but BII is not an official medical diagnosis. Additionally, the activities of legislative bodies, regulatory agencies, physician organizations, and other groups may lead to publicity around the real and perceived risks to patients from silicone implants. The responses of potential patients, physicians, the news media, legislative and regulatory bodies and others to information about complications or alleged complications of our products or our competitors’ products, or products liability litigation against us or our competitors, could materially reduce market acceptance and patient demand for our products, or could, even in the absence of a change in demand, negatively impact our business and reputation and negatively impact our financial condition, results of operations or the market price of our common shares. In addition, activity of this type could result in an increase in the number or size of product liability claims, which would adversely affect our business, financial results, and/or the price of our shares.

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

In September 2020, the FDA released finalized guidance on breast implant labeling recommendations, including the addition of a boxed warning, a patient decision checklist, material and device descriptions, implant rupture screening recommendations and a patient device card. In October 2021, the FDA took several additional actions to strengthen breast implant risk communication, including restricting the sale and distribution of breast implants to only health care providers and facilities that provide information to patients using the patient decision checklist. The FDA also approved new labeling for all legally marketed breast implants that includes a boxed warning, a patient decision checklist, updated silicone gel-filled breast implant rupture screening recommendations, a device description with a list of specific materials, and a patient device card.

In August 2020, the FDA updated its analysis of medical device reports of breast implant illness and breast implant associated lymphoma. In this update, the FDA updated the table on the agency’s BIA-ALCL webpage to include a total of 733 unique cases and 36 patient deaths globally as of January 5, 2020, which reflect an increase of 160 new cases and 3 deaths since the early-July 2019 update.
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

The loss of members of our executive management team or other employees, or other turnover in our management team, could adversely affect our business.
Our success in implementing our business strategy depends largely on the skills, experience and performance of members of our executive management team and other key employees, including Juan José Chacón Quirós, our Chief Executive Officer, Roberto de Mezerville, our Chief Technology Officer, Rajbir Denhoy, our Chief Financial Officer, and Pratip Dastidar, our Head of Global Operations. The collective efforts of each of these persons, and others working with them as a team, are critical as we continue to develop our tests and technologies and pursue our research and development and sales programs. In addition, we have experienced significant changes in our executive leadership in the past twelve months, including in our Chief Financial Officer and Chief Operating Officer positions. As a result of the difficulty in locating qualified new management and other key employees, the loss or incapacity of existing members of our executive management team could adversely affect our operations. If we were to lose one or more key employees, we could experience difficulties in finding qualified successors, competing effectively, developing our technologies and implementing our business strategy. In addition, changes to strategic or operating goals, which can often times occur with the appointment of new executives and directors, can create uncertainty, may negatively impact our ability to execute quickly and effectively, and may ultimately be unsuccessful. Executive leadership transition periods are often difficult as the new executives gain detailed knowledge of our operations, and friction can result from changes in strategy and management style. Management turnover inherently causes some loss of institutional knowledge, which can negatively affect strategy and execution. We do not have “key person” life insurance on our senior executives, and the loss of any of the key team members would have a negative impact to our business and financial results. In addition, the job market in Costa Rica and other locations in which we operate has recently become more competitive and we are competing for talent with major multinational corporations which have significantly more resources than us, and we may find new difficulties in retaining our most talented employees.
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
The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In addition, we are required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting. Our compliance with Section 404 of the Sarbanes-Oxley Act requires that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our shares could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which would require additional financial and management resources.
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
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, could result in a variety of risks to our business, including general economic pressure on our customers’ patients. Elective aesthetic procedures, including breast augmentation, are typically not covered by insurance and are less of a priority than other items for those patients that have lost their jobs, are furloughed, have reduced work hours or have to allocate their cash to other priorities. A weak or declining economy could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers or distributors to delay making payments for our products. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the economic climate and financial market conditions could adversely affect our business.

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
We present our results of operations in U.S. dollars, which is our reporting currency. However, as of December 31, 2021, the majority of our revenues are denominated in currencies other than the U.S. dollar - primarily the euro, and the Brazilian real, and the British pound. As of December 31, 2021, the majority of our expenses are denominated in U.S. dollars or in Costa Rican colones, which are linked to the U.S. dollar. In the future, we expect to have significant revenues and expenses denominated in these non-U.S. currencies. As such, unfavorable fluctuations in currency exchange rates could have an adverse effect on our results of operations.
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
Any of these risks, if encountered, could harm our future international expansion and operations and, consequently, have an adverse effect on our financial condition, results of operations and cash flows

Any disruption at our existing facilities could adversely affect our business and operating results.
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
Risks Related to Manufacturing and Other Third-Party Relationships
Our operations involve hazardous materials and we and third parties with whom we contract must comply with environmental laws and regulations, which can be expensive and restrict how we do business, and could expose us to liability if our use of such hazardous materials causes injury.
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
We are in the process of renegotiating our current supply agreement with NuSil, which is due to expire on March 31, 2022. There can be no assurance that NuSil will agree to continue to supply us with medical-grade silicone following the expiration of our contract on terms that are acceptable to us, or at all. This would have a material adverse effect on our business, financial condition, and results of operations for the reasons set forth above.
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
We currently manufacture Motiva Implants at our facilities in the Coyol Free Zone, Alajuela, Costa Rica, under the multi-country MDSAP protocol. Our Qid Safety Technology microtransponders are manufactured by contract manufacturers with final testing and packaging at a manufacturing supplier facility in Regensburg, Germany, with additional inspection of the units at our facilities in Coyol, Costa Rica, prior to approval for inclusion in Motiva Implants. If demand for our current products and our planned products increases more rapidly than we anticipate, or if we secure regulatory approval to commercialize our products in additional geographies, we will need to either expand our manufacturing capabilities or outsource to other manufacturers. The manufacture of these products in compliance with ISO standards and the FDA’s regulations requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of medical device products often encounter difficulties in production, including difficulties with production costs and yields, quality control, quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced FDA requirements, other federal and state regulatory requirements, and foreign regulations.
We currently purchase components for the Qid Safety Technology microtransponders under purchase orders and do not have long-term contracts with most of the suppliers of the materials included in these products. We rely on NuSil Technology, LLC, or NuSil, as the sole supplier of medical-grade silicone used in our Motiva Implants as well as other products that we manufacture under contract to other customers. See the risk factor below titled “We rely on a single-source, third-party supplier for medical-grade silicone, which is the primary raw material used in these products. If this supplier were to increase prices for these raw materials over time or experience interruptions in their ability to supply us with this raw material, our business, financial condition and results of operations could be adversely affected.” In addition, the suppliers of certain packaging components and the surgical tools that we sell with Motiva Implants, including the cannulas, retractors, and insertion sleeves, are all purchased by us from single-source suppliers.
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
Risks Related to Intellectual Property and Data Security
If we are unable to protect the confidentiality of our trade secrets, the value of our technology could be materially adversely affected, harming our business and competitive position.
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
Patent litigation is prevalent in the medical device and diagnostic sectors. Our commercial success depends in part upon our ability and that of our distributors, contract manufacturers, and suppliers to manufacture, market and sell our planned products, and to use our proprietary technologies without infringing, misappropriating or otherwise violating the proprietary rights or intellectual property of third parties. We may become party to, or be threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology. Third parties may assert infringement claims against us based on existing or future intellectual property rights. If we are found to infringe a third-party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our products and technology. We may also elect to enter into such a license in order to settle pending or threatened litigation. However, we may not be able to obtain any required license on commercially reasonable terms, or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us and could require us to pay significant royalties and other fees. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages. A finding of infringement could prevent us from commercializing our planned products in commercially important territories, or force us to cease some of our business operations, which could harm our business. Many of our employees were previously employed at, and many of our current advisors and consultants are employed by, universities or other biotechnology, medical device or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees, advisors and consultants do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we, or these employees, have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer. These and other claims that we have misappropriated the confidential information or trade secrets of third parties can have a similar negative impact on our business to the infringement claims discussed above.
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
Despite the implementation of security measures, our internal computer systems, or those used by third parties which we rely on, are vulnerable to damage from computer viruses and unauthorized access, malware, natural disasters, fire, terrorism, war and telecommunication, electrical failures, cyber-attacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. While we have not experienced any such material system failure or security breach to our knowledge to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of data from completed, ongoing or future studies could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our current and future products could be delayed. In addition, any such disruption or security breach could harm our reputation, erode customer confidence in the effectiveness of our security measures, and negatively impact our ability to attract new customers.
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

Risks Related to Regulatory and Political Environment
The regulatory approval process is expensive, time consuming and uncertain, and may prevent us from obtaining approvals for the commercialization of Motiva Implants or our planned products.
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
The European Union regulatory bodies finalized a new Medical Device Regulation (MDR) in 2017, which replaced the existing directives and provided three years for transition and compliance. After a one year delay, the MDR became effective on May 26, 2021. The MDR changes several aspects of the existing regulatory framework, such as updating clinical data requirements and introducing new ones, such as Unique Device Identification, or UDI. We and the Notified Bodies who will oversee compliance to the new MDR face uncertainties as the MDR is rolled out and enforced by the Commission and EEA Competent Authorities, creating risks in several areas, including the CE Marking process and data transparency, in the upcoming years.

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
Some provisions of the PPACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the PPACA, as well as prior efforts by the Trump administration to repeal or replace certain aspects of the PPACA. Furthermore, the Tax Cuts and Jobs Act passed in December of 2017 included a provision that would repeal one of the primary pillars of the law, the PPACA’s individual mandate penalty that essentially assessed a monetary penalty or fine on certain individuals who fail to maintain qualifying health coverage for all or part of a year. Congress may consider other legislation to repeal or replace elements of the PPACA on a provision-by-provision basis. We cannot assure you that the PPACA, as currently enacted or as amended in the future, will not adversely affect our business and financial results and we cannot predict how future federal or state legislative or administrative changes relating to health care reform will affect our business. Most recently, under President Biden, the Department of Justice dropped support of two Supreme Court cases challenging PPACA in addition to a case before the U.S. Court of Appeals for the Fifth Circuit. On January 28, 2021, President Biden signed an executive order to expand access to PPACA coverage, stating that it is the “policy” of the Biden administration to protect and strengthen the PPACA and directing agencies to consider suspending, revising, or rescinding actions related to President Trump’s executive orders that are inconsistent with this policy position. However, other legislators continue efforts to repeal and replace other elements of the PPACA. While the ultimate outcome of PPACA is not yet known, any changes that result in price controls reduce access to and reimbursement for care or add additional regulations may have an adverse effect on our financial condition and results of operations.

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
These developments, or the perception that any of them could occur, may adversely affect European and worldwide economic and market conditions, significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets and could contribute to instability in global financial and foreign exchange markets, including increased volatility in interest rates and foreign exchange rates. The potential impacts could adversely impact other global economies, and in particular, the European economy, a region which accounted for approximately 41% and 44% of our total revenues for the year ended December 31,

2021 and 2020, respectively. In the first quarter of 2019, we completed the migration of our CE Mark certificates, originally issued by BSI UK Notified Body, to BSI Group The Netherlands B.V., which is a European Notified Body designated in The Netherlands. We continue to actively monitor the ongoing potential impacts of Brexit and will seek to minimize its impact on our business through review of our existing regulatory requirements, contractual arrangements and obligations, particularly in the European region. Any of these effects of Brexit, among others, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows.
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
Risks Related to Taxation
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
A non-U.S. corporation will be classified as a passive foreign investment company, or PFIC, for U.S. federal income tax purposes, in any taxable year in which either (1) at least 75% of its gross income is passive income; or (2) at least 50% of the average quarterly value of its total gross assets is attributable to assets that produce “passive income” or are held for the production of passive income. Based on the project composition of our income and valuation of our assets, we do not believe we were a PFIC in 2020, and we do not expect to be a PFIC for our current taxable year or to become one in the future. However, because our PFIC status is subject to a number of uncertainties, neither we nor our tax advisors can provide any assurances regarding our PFIC status. If we are a PFIC for any taxable year during which a U.S. holder holds our common shares, the U.S. holder may be subject to adverse tax consequences. U.S. investors should consult their advisors regarding the application of these rules and the availability of any potential elections. See “Material British Virgin Island and U.S. Federal Income Tax Considerations.”
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
We identified a material weakness in our internal control over financial reporting as of December 31, 2021 and 2020, and may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our consolidated financial statements. If we fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.
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
It was determined that our primary user access controls (i.e. provisioning, de-provisioning, and quarterly user access review) to ensure appropriate segregation of duties that would adequately restrict user and privileged access to the financially relevant systems and data to appropriate Company personnel were not operating effectively. These user access control deficiencies resulted in a lack of segregation of duties with respect to certain user roles. Automated process-level controls and manual controls that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective as a result of such deficiency. As a result, it was determined that a material weakness in our internal control over financial reporting existed as of December 31, 2021.
In addition, in connection with the preparation and audit of our 2020 financial statements, we had one material weakness. It was determined that we did not perform an adequate review over the manual consolidation process, resulting in an audit adjustment. We implemented a number of measures to address the material weakness, which was fully remediated as of December 31, 2021.
If additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, it may materially adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner and impact investor confidence in our Company.

The actions we have taken are subject to continued review, supported by confirmation and testing by management as well as audit committee oversight. The identification and remediation of additional material weaknesses in the future, could adversely affect our ability to report financial information, including our filing of quarterly or annual reports with the SEC on a timely and accurate basis and prohibit us from producing timely and accurate consolidated financial statements, which may adversely affect our share price and we may be unable to maintain compliance with Nasdaq listing requirements.
Our directors and principal shareholders continue to maintain the ability to control or significantly influence all matters submitted to shareholders for approval.
As of December 31, 2021, our executive officers, directors and shareholders who own more than 5% of our outstanding common shares, in the aggregate, assuming the exercise of all options held by such persons, beneficially owned shares representing approximately 56.6% of our common shares. As a result, if these shareholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our shareholders for approval, as well as our management and affairs. For example, these shareholders, if they choose to act together, will control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other shareholders may desire.
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
•our shareholders are not able to act by written consent, and, as a result, a holder, or holders, controlling a majority of our shares are not able to take certain actions other than at annual shareholders’ meetings or special shareholders’ meetings;
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our principal executive offices are located in Alajuela, Costa Rica, where we occupy approximately 36,000 square feet of office, laboratory and manufacturing space. In order to increase our manufacturing capacity, we have constructed a new manufacturing facility of approximately 28,000 square feet, which began shipping manufactured product in March 2017. We exercised the option to purchase this manufacturing facility in June 2019.
We are in the process of expanding our manufacturing facilities and corporate offices in the Coyol Free Zone in Costa Rica. The project estimate includes approximately 170,000 square feet of facility space.
We also have office and warehouse space in Wommelgem, Belgium; Sao Paulo and Rio de Janiero, Brazil; Stockholm, Sweden; Barcelona, Spain; Rome, Italy; Miramar, Florida; London, England; Haar, Germany, Cavaillon, France and Buenos Aires, Argentina pursuant to a variety of leases that expire in 2022 through 2028.
ITEM 3. LEGAL PROCEEDINGS
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
Holders
There were 24 shareholders of record of our common shares as of February 28, 2022. Certain shares are held in “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
Sales of Unregistered Securities
None.
Dividends
We have not paid any cash dividends on our common shares since inception and do not anticipate paying cash dividends in the foreseeable future.
Purchases of Equity Securities by the Issuer or Affiliated Purchasers
There were no repurchases of shares of common shares made during the three months ended December 31, 2021.
ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the sections contained in this Annual Report on Form 10-K entitled Item 1A. “Risk Factors”; Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and Item 7A. “Quantitative and Qualitative Disclosures about Market Risk”. See “Special Note Regarding Forward-Looking Statements” preceding Part I of this Annual Report on Form 10-K.
Overview
Our line of silicone gel-filled breast implants, branded as Motiva Implants, is the centerpiece of our medical technology platform. Our post-market surveillance data (which was not generated in connection with a United States Food and Drug Administration, or FDA, pre-market approval, or PMA, study, but was patient or practitioner reported rather than collected at defined follow-ups) and published third-party data indicates that Motiva Implants show low rates of adverse events (including rupture, capsular contracture, and safety related reoperations) that we believe compare favorably with those of our competitors. We believe the proprietary technologies that differentiate our Motiva Implants enable improved safety and aesthetic outcomes and drive our revenue growth. We have developed other complementary products and services, which are aimed at further enhancing patient outcomes.
We have devoted a majority of our resources since inception to developing our Motiva Implants, which we began selling in October 2010. We have incurred net losses in each year since inception, and we have financed our operations primarily through equity financings and debt financings.
Our revenue for the years ended December 31, 2021 and 2020 was $126.7 million and $84.7 million, respectively, an increase of $42.0 million, or 49.6%. Net losses were $41.1 million for the year ended December 31, 2021 as compared to $38.1 million for the year ended December 31, 2020. As of December 31, 2021, we had an accumulated deficit of $206.4 million.
Our cash balance as of December 31, 2021 was $53.4 million.
We are in the process of expanding our manufacturing facilities and corporate offices in the Coyol Free Zone in Costa Rica. The initial $35.3 million project estimate includes approximately 145,000 square feet of facility space and would initially increase our manufacturing capacity by approximately 400,000 units per year, and potentially increase capacity by 800,000 units with an additional incremental $4.6 million investment in manufacturing equipment for a total facility space of approximately 170,000 square feet. We held the groundbreaking ceremony for our new Sulàyöm Innovation Campus in Costa Rica in the second quarter of 2021. Construction on the new building began following finalization and execution of certain contractual arrangements in the third quarter of 2021. The initial phase of construction of the cold-shell structure is being funded by the Coyol Free Zone, with Establishment Labs having the option to purchase the land and cold shell building. See Note 3, “Balance Sheet Accounts” for additional information regarding this construction project and our right to purchase the title to the land and cold shell building currently under construction.

We have made and continue to make significant investments in additional manufacturing capacity, marketing, customer service, and a direct sales force in certain territories like Brazil and several countries in Europe in order to drive and support further adoption of our Motiva Implants. We expect that we will continue to incur losses at least in the near term as we expand our organization to support planned sales growth, while also continuing to invest in research and development of our products, clinical trials to enable regulatory approval in the United States, and in other commercialization efforts. We also expect to incur significant additional expenditures as a public company. As a result, we may need to raise additional capital through equity and debt financings in order to fund our operations. Our operating results may fluctuate on a quarterly or annual basis in the future, and our growth or operating results may not be consistent with predictions made by securities analysts, if any. If we are unable to achieve our revenue growth objectives, we may not be able to achieve profitability.

Components of Results of Operations
Revenue
We commenced sales of our Motiva Implants in October 2010 and these products have historically accounted for the majority of our revenues. Sales of our Motiva breast implants accounted for over 98% of our revenues for the year ended December 31, 2021, and we expect our revenues to continue to be driven primarily by sales of these products. We primarily derive revenue from sales of our Motiva Implants to two types of customers: (1) medical distributors and (2) direct sales to physicians, hospitals, and clinics.
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
Operating Expenses
Sales, General and Administrative
Sales, general and administrative, or SG&A, expenses primarily consist of compensation, including salary, share-based compensation and employee benefits for our sales and marketing personnel, and for administrative personnel that support our general operations such as information technology, executive management, financial accounting, customer service, and human resources personnel. SG&A expenses also includes costs attributable to freight, marketing, sales support, travel, legal services, financial audit fees, insurance costs, and consulting services. We expect to incur additional SG&A expenses in connection with being a public company as we are no longer able to rely on the “emerging growth company” exemption we were previously afforded under the Jumpstart Our Business Startups Act of 2012, or JOBS Act.
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
We expect our R&D expenses to continue to increase for the foreseeable future as we continue to advance our products under development, as well as initiate and prepare for additional clinical studies. We received an approval of an investigational device exemption, or IDE, from the FDA in March 2018 to initiate a clinical trial and enrolled the first patient in April 2018. In August 2019, we completed all patient surgeries for the IDE aesthetic cohorts, which include primary augmentation and revision augmentation. As of June 2020, we successfully completed enrollment in the revision reconstruction sub-cohort and we are continuing to enroll subjects in the remaining reconstruction cohort. Although we continue to activate trial sites and secure Institutional Review Board approvals for our IDE clinical trial, the COVID-19 pandemic has delayed enrollment in the reconstruction cohort. We plan to complete enrollment of 800 patients in the study across 40 sites in the United States, Germany and Sweden in fiscal 2022. The results of the study are expected to support a PMA submission to the FDA. We estimate that total costs for this IDE clinical trial will be between $30.0 million and $40.0 million over ten years since the inception of the study. We also have other products under development for which we may be required to conduct clinical trials in future periods in order to receive regulatory approval to market these products.
Interest Expense
Interest expense consists primarily of cash and non-cash interest related to outstanding debt and amortization of debt discounts. As of December 31, 2021, we had $65.0 million in outstanding principal under our term loans.
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
Income Tax Expense
Income tax expense consists primarily of income taxes in foreign jurisdictions in which we conduct business. Due to our history of losses, with the exception of Belgium and JAMM Technologies, Inc., we maintain a full valuation allowance for deferred tax assets including net operating loss carry-forwards, R&D tax credits, capitalized R&D and other book versus tax differences.
Business Update Regarding COVID-19
The COVID-19 pandemic has presented a substantial public health and economic challenge around the world, resulting in a disruption in our operations in fiscal 2020, and continued to adversely affect our business in fiscal 2021. Business uncertainties created by the COVID-19 pandemic have continued in fiscal 2022. We continue to closely monitor developments related to the COVID-19 pandemic and our decisions will continue to be driven by the health and well-being of our employees, our distributor and plastic surgeon customers, and their patients while maintaining operations to support our customers and their patients in the near-term.
•Surgery Deferrals: From late March 2020 to mid-May 2020, among other impacts on our business related to the pandemic, plastic surgeons and their patients deferred surgical procedures in which our products otherwise could have been used, including surgeries for our clinical trial participants. This decrease in demand for our products recovered to varying degrees in the latter half of May and into June 2020, though still below pre-pandemic levels through the rest of fiscal 2020, as certain geographies reopened after an initial improvement in COVID-19 infection rates and allowed plastic surgeons to resume providing procedures. However, the impact from the COVID-19 outbreak in fiscal 2020 has not had a material effect on the Company’s liquidity or financial position. During fiscal 2021, we saw an increase in surgical activity as women’s interest in plastic surgery exceeded pre-pandemic levels, and most geographies modified procedures to mitigate infection risk to allow returning to normalized operating levels. However, if a resurgence of infections is observed, we may see continued volatility through at least the duration of the pandemic as geographies respond to current local conditions. The duration of further deferrals of surgical procedures, the magnitude of such deferrals, the timing and extent of the economic impact of the pandemic, and the pace at which the economy recovers therefrom, cannot be determined at this time. We continue to work closely with our plastic surgeon customers, distributors and suppliers to navigate through this unforeseen event while maintaining flexible operations and investing for future growth.
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
•2021 Results: The first and second quarters of 2021 resulted in record quarterly revenue, which pointed to the recovering global business environment and normalizing medical protocols as countries managed new COVID-19 infections. The third quarter of 2021 saw a decline in revenue as compared to the previous quarters in fiscal 2021, following more normalized seasonal patterns. Despite this decline, surgical activity remained above pre-pandemic levels during 2021, resulting in record annual revenue in fiscal 2021 and record quarterly revenue in the fourth quarter of 2021. The increase in revenue was driven by an increase in demand, especially in our European and Latin American markets, and our efforts to expand direct sales in multiple geographies.
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
Consolidated Results of Operations
The following table sets forth our results of operations for the years presented, in dollars:

	2021	2020

	(in thousands)
Revenue	$126,682	$84,676
Cost of revenue	41,278	32,174
Gross profit	85,404	52,502
Operating expenses:
Sales, general and administrative	92,229	66,625
Research and development	18,315	13,793
Total operating expenses	110,544	80,418
Loss from operations	(25,140)	(27,916)
Interest expense	(9,062)	(9,373)
Change in fair value of derivative instruments	737	1,632
Change in fair value of contingent consideration	—	304
Other income (expense), net	(6,247)	(2,664)
Loss before income taxes	(39,712)	(38,017)
Provision for income taxes	(1,427)	(104)
Net loss	$(41,139)	$(38,121)

Comparison of the Year Ended December 31, 2021 and 2020

	2021	2020

	(in thousands)
Revenue	$126,682	$84,676
Cost of revenue	41,278	32,174
Gross profit	$85,404	$52,502
Gross margin	67.4%	62.0%

Revenue
Revenue increased $42.0 million, or 49.6%, to $126.7 million for the year ended December 31, 2021, as compared to $84.7 million for the year ended December 31, 2020. The increase was primarily due to share gains in global markets and the global economies recovering from the COVID-19 pandemic declared in March 2020 that resulted in multiple geographies experiencing restrictions on elective surgical procedures and a shut-down or slow down in business activity deemed to be non-essential.
Cost of Revenue and Gross Margin
Cost of revenue increased $9.1 million, or 28.3%, to $41.3 million for the year ended December 31, 2021, compared to $32.2 million for the year ended December 31, 2020. The increase in cost of revenue is in line with the increase in revenue due to the economic recovery from the COVID-19 pandemic.
Gross margin increased to 67.4% for the year ended December 31, 2021, compared to 62.0% for the year ended December 31, 2020, primarily due to the benefit of geographic mix, greater operating efficiencies, and enhanced manufacturing planning capabilities.
Operating Expenses

	2021	2020

	(in thousands)
Operating expenses:
Sales, general and administrative	$92,229	$66,625
Research and development	18,315	13,793
Total operating expenses	$110,544	$80,418

Sales, General and Administrative Expense
SG&A expense increased $25.6 million, or 38.4%, to $92.2 million for the year ended December 31, 2021, compared to $66.6 million for the year ended December 31, 2020. The increase in SG&A expense was primarily due to a $12.1 million increase in personnel and related costs due to increased headcount, a $5.6 million increase in sales and marketing expenses, a $5.0 million increase in consulting fees in part due to added costs in preparation for compliance with Section 404(b) of the Sarbanes-Oxley Act, and a $1.9 million increase in freight as we were impacted by increased shipping volumes as well as rate increases globally.
Research and Development Expense
R&D expense increased $4.5 million, or 32.8%, to $18.3 million for the year ended December 31, 2021, compared to $13.8 million for the year ended December 31, 2020. The increase in R&D expense was primarily due to a $4.8 million increase in personnel cost due to increased headcount, partially offset by a $0.6 million decrease in expenditures related to our IDE clinical trial in the United States, primarily consisting of fees to third parties to manage the clinical trial.
Interest Expense
Interest expense decreased $0.3 million, or 3.3%, to $9.1 million for the year ended December 31, 2021, as compared to $9.4 million for the year ended December 31, 2020. The decrease was primarily due to $0.7 million of direct costs to amend the Madryn Credit Agreement in August 2020.
Change in Fair Value of Derivative Instruments
Change in fair value of derivative instruments for the year ended December 31, 2021 resulted in a gain of $0.7 million, as compared to a gain of $1.6 million for the year ended December 31, 2020. The change in fair value of derivative instruments was due to changes in the fair value of Madryn derivatives embedded in the Madryn Credit Agreement we originally entered into in August 2017.
Change in Fair Value of Contingent Consideration
The liability related to the contingent consideration was extinguished in 2020 when the remaining contingently-issuable shares were issued.
Provision for Income Taxes
Provision for income taxes increased $1.3 million to $1.4 million for the year ended December 31, 2021, compared to $0.1 million for the year ended December 31, 2020. The change in the provision for income taxes is primarily due to certain true-ups in foreign jurisdictions partially offset by the release of the valuation allowance for JAMM Technologies, Inc.
Other Income (Expense), Net
Other income (expense), net increased $3.6 million to $6.3 million for the year ended December 31, 2021, compared to $2.7 million for the year ended December 31, 2020. The increase was primarily due to the foreign currency fluctuations of Brazilian real and the euro as compared to the U.S. dollar in fiscal 2020 and 2021, resulting in a foreign currency transaction loss of $5.6 million, the majority of which remains unrealized, for the year ended December 31, 2021, compared to $1.7 million for the year ended December 31, 2020.
Comparison of the Year Ended December 31, 2020 and 2019
The discussion related to our results of operations and changes in financial condition for 2020 compared to 2019 is incorporated by reference to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 15, 2021.
Liquidity and Capital Resources
As of December 31, 2021, we had an accumulated deficit of $206.4 million. Since our inception, we have generated losses and expect to continue to generate losses in the near term. We have financed our operations through a combination of equity financings and debt financings, and from cash generated from operations, primarily from the collection of accounts receivable resulting from sales. Our historical cash outflows have primarily been associated with cash used for operating activities such as expansion of our sales and marketing and distributor infrastructure, investing in inventory, R&D activities, asset acquisitions, capital improvements and other working capital needs. As of December 31, 2021 and 2020, we had cash of $53.4 million and $84.5 million, respectively.
Our short term liquidity requirements consist primarily of operating expenses and interest payments on the Madryn Credit Agreement. We believe that our available cash and cash from operations will be sufficient to satisfy our liquidity requirements for at least the next 12 months, including our contractual and other obligations summarized below under “Material Cash Requirements” section. Our long-term liquidity needs consist primarily of operating expenses, including expected increases in SG&A and R&D expenses related to our IDE clinical trial and product development and funds necessary to pay for the interest and principal payment on the Madryn Credit Agreement. Our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect.
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
Cash Flows
The discussion related to our cash flows for 2019 is incorporated by reference to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 15, 2021.
The following table sets forth the primary sources and uses of cash for each of the years presented below:

	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(27,532)	$(12,510)
Investing activities	(7,163)	(5,559)
Financing activities	4,052	64,670
Effect of exchange rate changes on cash	(465)	267
Net (decrease) increase in cash	$(31,108)	$46,868

Net Cash Used in Operating Activities
Net cash used in operating activities of $27.5 million for the year ended December 31, 2021 was primarily comprised of a net loss of $41.1 million and a $0.7 million change in fair value of financial instruments, partially offset by $10.4 million of share-based compensation expense, $3.7 million of non-cash depreciation expense, $2.1 million of non-cash interest expense due to accretion of debt discounts, $4.2 million unrealized foreign currency loss, as well as changes in operating assets and liabilities of $6.4 million.
Net cash used in operating activities of $12.5 million for the year ended December 31, 2020 was comprised of a net loss of $38.1 million and a $1.6 million change in fair value of financial instruments, partially offset by $5.7 million of share-based compensation expense, $3.3 million of non-cash depreciation expense, $1.7 million of non-cash interest expense due to accretion of debt discounts, $2.4 million unrealized foreign currency loss, a $1.2 million change in provision for inventory obsolescence, and a $0.4 million change in provision for doubtful accounts, as well as changes in operating assets and liabilities of $12.6 million.
Net Cash Used in Investing Activities
Net cash used in investing activities of $7.2 million for the year ended December 31, 2021 primarily consisted of $2.4 million in purchases of property and equipment, $0.4 million of cash paid for past asset acquisitions, $1.4 million of purchases of intangibles and $2.9 million of cash paid for capital expenditures on construction in progress.
Net cash used in investing activities of $5.6 million for the year ended December 31, 2020 primarily consisted of $2.1 million in purchases of property and equipment, $1.7 million of cash paid for past asset acquisitions, $1.5 million of purchases of intangibles and $0.3 million of cash paid for capital expenditures on construction in progress.
Net Cash Provided by Financing Activities
Net cash provided by financing activities of $4.1 million for the year ended December 31, 2021 primarily consisted of $4.6 million in proceeds received for stock option exercises, which were partially offset by $0.2 million in repayment on finance leases and a $0.4 million tax payment related to shares withheld upon vesting of restricted stock.

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
Material Cash Requirements
The following table provides a summary of our material cash requirements from known contractual and other obligations, including commitments for capital expenditures, as of December 31, 2021:

(in thousands)	2022	2023	2024	2025	2026	Thereafter	Total
Debt obligations - principal (1)	$—	$—	$—	$65,000	$—	$—	$65,000
Debt obligations - Interest payments (1)	6,901	6,901	6,920	5,157	—	—	25,879
Future minimum lease payments (2)	563	535	504	429	404	436	2,871
Consideration payable related to asset acquisition (3)	546	—	—	—	—	—	546
License and software commitments (4)	1,229	1,163	319	33	—	—	2,744
	$9,239	$8,599	$7,743	$70,619	$404	$436	$97,040

(1) Contractual obligations related to the Madryn Credit Agreement. The interest payment were projected using the constant LIBOR rate as of December 31, 2021. See below under “Indebtedness” and Note 6 “Debt” for additional details.

(2) Contractual obligations related to the minimum lease payments and interest on our operating leases. See Note 7 “Leases” for additional details.
(3) The last installment and milestone payment, earned in fiscal 2021, related to an asset purchase agreement entered in October 2018.
(4) Contractual obligations related to our current contracts for software solutions and support.
In August 2021, we entered into a contract with the Zona Franca Coyol, S.A., or CFZ, to begin construction of a new manufacturing facility in Costa Rica. The costs for improvement of the land and construction of a cold shell building are being paid for by CFZ and, upon completion, we will have the option to purchase the title to the land and cold shell building for approximately $12.6 million or to lease the facility at a to be determined price. Subject to purchase of the land and cold shell building, we will have the option to buy an adjacent lot of land for approximately $2.8 million and engage CFZ to construct an additional manufacturing facility.

Indebtedness
Madryn Debt
On August 24, 2017, we entered into a credit agreement, or the Madryn Credit Agreement, with Madryn Health Partners, LP, or Madryn, as administrative agent, and a syndicate of lenders that matures September 30, 2025.
The Madryn Credit Agreement, as amended, provides for term loans in a maximum aggregate principal amount of $65.0 million, all of which is outstanding as of December 31, 2021.
Borrowings under the Madryn Credit Agreement bear interest at a rate equal to 3-month LIBOR plus 8.0% per annum provided that no default has occurred. In an event of a default, the interest would increase by an additional 4.0% per annum. The effective interest rate under the amended Madryn Credit Agreement is 18.4%, and the weighted average interest rate was approximately 10.6% at December 31, 2021. No principal payments are due on the term loans until the final maturity date on September 30, 2025.
We also determined that the Madryn Credit Agreement contained put options, which are mandatory repayment provisions related to liquidity events or an event of default and a call option related to voluntary repayment option. We revalue the embedded derivatives as of each reporting period and record the change in the fair value in the consolidated statement of operations as other income or expense (see Note 5).
See Note 6 “Debt” for additional information regarding the Madryn Credit Agreement.

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
The Company recognizes revenue when title to the product and risk of loss transfer to customers, provided there are no remaining performance obligations required of the Company or any written matters requiring customer acceptance. The Company allows for the return of product from direct customers in certain regions in limited instances within fifteen days after the original sale and records estimated sales returns as a reduction of sales in the same period revenue is recognized. Appropriate reserves are established for anticipated sales returns based on historical experience, recent gross sales and any notification of pending returns. Actual sales returns in any future period are inherently uncertain and thus may differ from the estimates. If actual sales returns differ significantly from the estimates, an adjustment to revenue in the current or subsequent period is recorded. As of December 31, 2021 and 2020, an allowance of $10,000 and $54,000 was recorded for product returns, respectively.
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
Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. There were no impairment charges, or changes in estimated useful lives recorded during the years ended December 31, 2021 and 2020.
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
There were no material uncertain tax positions as of December 31, 2021 and 2020.
Foreign Currency
The financial statements of the Company’s foreign subsidiaries whose functional currencies are the local currencies are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, stockholders’ equity at the historical rates of exchange, and income and expense amounts at the average exchange rate for the period. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in “Accumulated other comprehensive income” as equity in the consolidated balance sheet. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses resulting from foreign currency transactions are included within “Other income (expense), net” in the consolidated statement of operations. For the year ended December 31, 2021, foreign currency transaction loss amounted to $5.6 million as compared to a foreign currency transaction loss of $1.7 million for the year ended December 31, 2020.
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
See Note 10 “Share-Based Compensation” for additional information.
Recent Accounting Pronouncements
Please refer to Note 2 - “Summary of Significant Accounting Policies” in the notes to the consolidated financial statements included in this Form 10-K for information on recent accounting pronouncements and the expected impact on our unaudited consolidated financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We had cash of $53.4 million and $84.5 million as of December 31, 2021 and 2020, respectively. We manage our cash portfolio for operating and working capital purposes. Our cash balances are held in bank checking accounts, and we believe that we do not have any material exposure to changes in the fair value of our cash portfolio as a result of changes in interest rates.
Foreign Currency Exchange Risk
To date, the majority of our revenue has been denominated in U.S. dollars, Brazilian reals and euros. Some of our operating expenses are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro and Brazilian real. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations. For the year ended

December 31, 2021, foreign currency transaction loss amounted to $5.6 million primarily related to the remeasurement of transactions denominated in the U.S. dollar into the Brazilian real and the euro as part of the financial reporting consolidation process under GAAP. The Brazilian real has been experiencing a weakening since December 31, 2017 as compared to the U.S. dollar with a slight recovery experienced in the second quarter of fiscal year 2021. We have not engaged in any foreign currency hedging activities. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in foreign currency exchange rates. During the year ended December 31, 2021, the effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts as of December 31, 2021 would have had an impact of approximately 10.0% on revenues and would have impacted our net loss by a commensurate amount.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2021, the end of the period covered by this Annual Report on Form 10-K, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report at the reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 using the criteria established in “Internal Control—Integrated Framework” (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on that assessment and due to the material weakness described below, our management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Material Weaknesses in Internal Control and Plan for Remediation
It was determined that our primary user access controls (i.e. provisioning, de-provisioning, and quarterly user access review) to ensure appropriate segregation of duties that would adequately restrict user and privileged access to the financially relevant systems and data to appropriate Company personnel were not operating effectively. These user access control deficiencies resulted in a lack of segregation of duties with respect to certain user roles. Automated process-level controls and manual controls that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective as a result of such deficiency. As a result, it was determined that a material weakness in our internal control over financial reporting existed as of December 31, 2021.
Our management believes the material weakness identified above has not had any material effect on our financial results. However, we are currently reviewing our controls and procedures related to this material weakness and expect to implement changes prior to the end of fiscal 2022, including identifying any specific areas within our information technology systems that require additional resources to mitigate this material weakness.
Remediation of Previously Reported Material Weakness in Internal Control over Financial Reporting
We disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, that the following material weakness in our internal control over financial reporting existed as of December 31, 2020: a lack of adequate review over the manual consolidation process, resulting in an audit adjustment.
We implemented a number of measures to address the material weakness identified as of December 31, 2020. We improved policies and procedures and designed and documented more effective controls that addressed the relevant risks in order to remediate the previously identified material weakness in addition to engaging a third-party consulting firm to assist us with the continuing implementation of SAP, which is a global information technology solution designed to address, among other items, the elements which gave rise to the material weakness.
During the fourth quarter of fiscal 2021, we completed the necessary testing to conclude that the material weakness identified as of December 31, 2020 has been fully remediated as of December 31, 2021.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Although we have altered some work routines due to the COVID-19 pandemic, the changes in our work environment, including remote work arrangements, have not materially impacted our internal control over financial reporting and have not adversely affected the Company’s ability to maintain operations.
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
Attestation Report of the Independent Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Marcum LLP, an independent registered public accounting firm, as stated in their report which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders and Board of Directors of
Establishment Labs Holdings Inc.

Adverse Opinion on Internal Control over Financial Reporting
We have audited Establishment Labs Holdings Inc.’s (the "Company") internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness have been identified and included in “Management's Annual Report on Internal Control Over Financial Reporting”:
The Company’s primary user access controls (i.e. provisioning, de-provisioning, and quarterly user access review) to ensure appropriate segregation of duties that would adequately restrict user and privileged access to the financially relevant systems and data to appropriate Company personnel were not operating effectively. These user access control deficiencies resulted in a lack of segregation of duties with respect to certain user roles. Automated process-level controls and manual controls that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective as a result of such deficiency.
This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the fiscal 2021 consolidated financial statements, and this report does not affect our report dated March 1, 2022 on those financial statements.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2021 and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for the year ended December 31, 2021 of the Company and our report dated March 1, 2022 expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management Annual Report on Internal Control Over Financial Reporting". Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

/s/ Marcum LLP

Marcum LLP

Costa Mesa, California
March 1, 2022

ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Code of Business Conduct and Ethics
Our Board has adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including our chief executive officer, and other executive and senior financial officers. A copy of the code is posted under "Corporate Governance" in the Investors section of our website at https://establishmentlabs.com. If we make any substantive amendments to, or grant any waivers from, the Code of Business Conduct and Ethics for any officer or director, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.

The remaining information required by this Item is incorporated by reference from the information in our Proxy Statement for our 2022 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference from the information in our Proxy Statement for our 2022 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference from the information in our Proxy Statement for our 2022 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference from the information in our Proxy Statement for our 2022 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated by reference from the information in our Proxy Statement for our 2022 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
PART IV
ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
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
3. Index to Exhibits.

Exhibit Number	Description of Exhibit	Incorporation by Reference
3.1	Memorandum and Articles of Association of the Registrant	Incorporated by reference from Registrant’s Form S-1/A filed July 9, 2018.
4.1	Form of Warrant to purchase shares of Class B ordinary shares.	Incorporated by reference from Registrant’s Form S-1/A filed July 13, 2018.
4.2	Form of Promissory Note by and between the Registrant and former holders of Class Z preferred shares of the Registrant.	Incorporated by reference from Registrant’s Form S-1 filed June 21, 2018.
4.3	First Amendment to Note and Warrant Purchase Agreement by and between the Registrant and CPH TU, LP, dated December 8, 2015.	Incorporated by reference from Registrant’s Form S-1 filed June 21, 2018.
4.4	Second Amendment to Note and Warrant Purchase Agreement by and between the Registrant and CPH TU, LP, dated September 14, 2016.	Incorporated by reference from Registrant’s Form S-1 filed June 21, 2018.
4.5	Amended and Restated Investors’ Rights Agreement by and between the Registrant and certain of its shareholders dated May 17, 2018.	Incorporated by reference from Registrant’s Form S-1 filed June 21, 2018.
4.6	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Incorporated by reference from Registrant’s Annual Report on Form 10-K filed March 16, 2019.
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	Incorporated by reference from Registrant’s Current Report on Form 8-K filed December 10, 2021.
10.2+	2015 Equity Incentive Plan, as adopted December 10, 2015, and the forms of equity agreements thereunder.	Incorporated by reference from Registrant’s Form S-1 filed June 21, 2018.
10.3+	2018 Equity Incentive Plan and the forms of equity agreements thereunder.	Incorporated by reference from Registrant’s Form S-1/A filed July 9, 2018.
10.4+	2018 Employee Share Purchase Plan.	Incorporated by reference from Registrant’s Form S-1/A filed July 9, 2018.
10.5
Second Amendment to Credit Agreement by and between the Registrant, certain of its subsidiaries and Madryn Health Partners, LP dated August 24, 2017, which amended and restated the Credit Agreement effective as of June 15, 2018.
Incorporated by reference from Registrant’s Form S-1 filed June 21, 2018.
10.6	Security Agreement by and between Establishment Labs, S.A., certain of its subsidiaries and Madryn Health Partners, LP dated August 24, 2017.	Incorporated by reference from Registrant’s Form S-1 filed June 21, 2018.
10.7‡	Supply Agreement by and between Establishment Biotech, S.A. and NuSil Technology LLC, dated August 18, 2016.	Incorporated by reference from Registrant’s Form S-1/A filed July 13, 2018.
10.8‡	Exclusive Distribution Agreement by and between Registrant, Puregraft LLC and its parent, Bimini Technologies, LLC, dated September 7, 2016.	Incorporated by reference from Registrant’s Form S-1/A filed July 13, 2018.
10.9	Design, Architecture & Engineering, and Build-Out Construction Management Agreement by and between ELSA and Zona Franca Coyol, S.A., dated February 11, 2016.	Incorporated by reference from Registrant’s Form S-1/A filed July 13, 2018.
10.10	Lease Agreement by and between ELSA and Zona Franca Coyol, S.A., dated August 7, 2015.	Incorporated by reference from Registrant’s Form S-1/A filed July 13, 2018.
10.11	Lease Agreement by and between Establishment Labs, S.A. and Zona Franca Coyol, S.A., dated November 1, 2009, as amended on October 22, 2010, September 24, 2012 and August 7, 2015.	Incorporated by reference from Registrant’s Form S-1/A filed July 13, 2018.

Exhibit Number	Description of Exhibit	Incorporation by Reference
10.12	Joint Invention Assignment Agreement by and between Establishment Labs, S.A. and Randolph Geissler, dated April 13, 2016.	Incorporated by reference from Registrant’s Form S-1 filed June 21, 2018.
10.13‡	Supply Agreement by and between Establishment Labs, S.A. and The Hospital Group Healthcare Ltd dated March 1, 2014.	Incorporated by reference from Registrant’s Form S-1 filed July 13, 2018.
10.14	Commercial Agency Agreement by and among European Distribution Center Motiva BVBA and Menke Med GmbH, dated as of October 3, 2018	Incorporated by reference from Registrant’s Current Report on Form 8-K filed October 10, 2018.
10.15+	Employment Agreement between the Registrant and Juan José Chacón-Quirós dated effective as of December 26, 2018.	Incorporated by reference from Registrant’s Current Report on Form 8-K filed December 28, 2018.
10.16+	Employment Agreement between Establishment Labs S.A. and Juan José Chacón-Quirós dated effective as of December 26, 2018.	Incorporated by reference from Registrant’s Current Report on Form 8-K filed December 28, 2018.
10.17	Third Amendment to Credit Agreement, by and among the Registrant, the subsidiary guarantors party thereto, the lenders party thereto and Madryn Health Partners LP, as administrative agent.	Incorporated by reference from Registrant’s Current Report on Form 8-K filed June 18, 2019.
10.18	Deed by and between Establishment Labs, S.A. and Zona Franca El Coyol, S.A., dated as of June 25, 2019.	Incorporated by reference from Registrant’s Current Report on Form 8-K filed June 26, 2019.
10.19‡	The First Amendment dated August 9, 2019 to the Exclusive Distribution Agreement by and between Registrant, Puregraft LLC and its parent, Bimini Technologies, LLC, dated September 7, 2016.	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019.
10.20	Fourth Amendment to Credit Agreement, by and among the Registrant., the subsidiary guarantors party thereto, the lenders party thereto and Madryn Health Partners LP, as administrative agent.	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020.
10.21‡	Second Amendment to Exclusive Distribution Agreement by and between Establishment Labs S.A. and Puregraft LLC dated September 21, 2020.	Incorporated by reference from Registrant’s Current Report on Form 8-K filed September 25, 2020.
10.22+	Employment Agreement by and between Registrant and Pratip Dastidar, dated May 17, 2021.	Incorporated by reference from Registrant’s Current Report on Form 8-K filed May 18, 2021.
10.23	First Amendment to the Supply Agreement by and between Establishment Labs, S.A. and NuSil Technology LLC, dated January 1, 2022.	Filed herewith.
10.24+	Form of Share Option Agreement (US) under the 2018 Equity Incentive Plan	Filed herewith.
10.25+	Form of Share Option Agreement (International) under the 2018 Equity Incentive Plan	Filed herewith.
10.26+	Form of Restricted Share Unit Award Agreement under the 2018 Equity Incentive Plan	Filed herewith.
21.1	List of Subsidiaries of the Registrant.	Filed herewith.
23.1	Consent of Marcum LLP, Independent Registered Public Accounting Firm.	Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

Exhibit Number	Description of Exhibit	Incorporation by Reference
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+    Indicates management contract or compensatory plan or arrangement.
‡    Portions omitted, or to be omitted, pursuant to a request for confidential treatment.
* The certifications furnished in Exhibit 32.1 hereto is deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
ITEM 16. FORM 10-K SUMMARY
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Establishment Labs Holdings Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Establishment Labs Holdings Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2021, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated March 1, 2022, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence of a material weakness.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum LLP
Marcum LLP (688)

We have served as the Company’s auditor since 2016.

Costa Mesa, CA
March 1, 2022

ESTABLISHMENT LABS HOLDINGS INC.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash	$53,415	$84,523
Accounts receivable, net of allowance for doubtful accounts of $1,221 and $1,143	24,437	19,127
Inventory, net	28,407	23,210
Prepaid expenses and other current assets	7,012	5,439
Total current assets	113,271	132,299
Long-term assets:
Property and equipment, net of accumulated depreciation	18,658	16,202
Goodwill	465	465
Intangible assets, net of accumulated amortization	4,371	4,148
Right-of-use operating lease assets, net	2,206	2,610
Other non-current assets	558	664
Total assets	$139,529	$156,388
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$14,475	$9,722
Accrued liabilities	16,236	14,532
Other liabilities, short-term	1,178	1,646
Total current liabilities	31,889	25,900
Long-term liabilities:
Note payable, Madryn, net of debt discount and issuance costs	51,906	49,832
Madryn put option	703	1,440
Operating lease liabilities, non-current	1,900	1,923
Other liabilities, long-term	2,392	2,332
Total liabilities	88,790	81,427
Commitments and contingencies (Note 15)
Shareholders’ equity:
Common shares - zero par value, unlimited amount of shares authorized at December 31, 2021 and 2020; 24,488,335 and 23,925,789 shares issued at December 31, 2021 and 2020, respectively; 24,080,265 and 23,517,719 shares outstanding at December 31, 2021 and 2020, respectively	219,737	213,471
Additional paid-in-capital	36,584	26,717
Treasury shares, at cost, 408,070 shares held at December 31, 2021 and 2020	(2,854)	(2,854)
Accumulated deficit	(206,385)	(165,246)
Accumulated other comprehensive income	3,657	2,873
Total shareholders’ equity	50,739	74,961
Total liabilities and shareholders’ equity	$139,529	$156,388

The accompanying notes are an integral part of these consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Revenue	$126,682	$84,676	$89,565
Cost of revenue	41,278	32,174	34,704
Gross profit	85,404	52,502	54,861
Operating expenses:
Sales, general and administrative	92,229	66,625	70,811
Research and development	18,315	13,793	14,991
Total operating expenses	110,544	80,418	85,802
Loss from operations	(25,140)	(27,916)	(30,941)
Interest income	23	15	4
Interest expense	(9,062)	(9,373)	(8,696)
Change in fair value of derivative instruments	737	1,632	3,052
Change in fair value of contingent consideration	—	304	276
Other income (expense), net	(6,270)	(2,679)	(1,205)
Loss before income taxes	(39,712)	(38,017)	(37,510)
Provision for income taxes	(1,427)	(104)	(640)
Net loss	$(41,139)	$(38,121)	$(38,150)

Basic and diluted net loss per share	$(1.72)	$(1.63)	$(1.86)
Weighted average outstanding shares used for basic and diluted net loss per share	23,972,722	23,316,102	20,541,528

The accompanying notes are an integral part of these consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net loss	$(41,139)	$(38,121)	$(38,150)
Other comprehensive income:
Foreign currency translation gain	784	2,182	242
Other comprehensive gain	784	2,182	242
Comprehensive loss	$(40,355)	$(35,939)	$(37,908)

The accompanying notes are an integral part of these consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Consolidated Statements of Shareholders’ Equity
(In thousands, except share data)

	Common Shares		Treasury Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2019	20,672,025	$145,709	(408,070)	$(2,854)	$15,156	$(88,975)	$449	$69,485
Issuance of common shares in partial settlement of contingent consideration	33,333	630	—	—	—	—	—	630
Issuance of common shares in an asset acquisition	12,404	337	—	—	—	—	—	337
Warrant exercises	87,321	129	—	—	(73)	—	—	56
Stock option exercises	80,991	712	—	—	—	—	—	712
Share-based compensation	181,516	182	—	—	6,344	—	—	6,526
Shares withheld to cover income tax obligation upon vesting of restricted stock	(10,550)	(11)	—	—	(213)	—	—	(224)
Foreign currency translation gain	—	—	—	—	—	—	242	242
Net loss	—	—	—	—	—	(38,150)	—	(38,150)
Balance at December 31, 2019	21,057,040	147,688	(408,070)	(2,854)	21,214	(127,125)	691	39,614
Issuance of common stock, net of underwriters’ discount and issuance costs	2,628,571	63,855	—	—	—	—	—	63,855
Issuance of common shares in settlement of contingent consideration	33,334	618	—	—	—	—	—	618
Stock option exercises	143,402	1,246	—	—	—	—	—	1,246
Share-based compensation	70,910	71	—	—	5,650	—	—	5,721
Shares withheld to cover income tax obligation upon vesting of restricted stock	(7,468)	(7)	—	—	(147)	—	—	(154)
Foreign currency translation gain	—	—	—	—	—	—	2,182	2,182
Net loss	—	—	—	—	—	(38,121)	—	(38,121)
Balance at December 31, 2020	23,925,789	213,471	(408,070)	(2,854)	26,717	(165,246)	2,873	74,961
Stock option exercises	521,316	6,226	—	—	(141)	—	—	6,085
Shares withheld to cover strike price upon cashless option exercise	(1,879)	(3)						(3)
Share-based compensation	48,124	48	—	—	10,359	—	—	10,407
Shares withheld to cover income tax obligation upon vesting of restricted stock	(5,015)	(5)	—	—	(351)	—	—	(356)
Foreign currency translation gain	—	—	—	—	—	—	784	784
Net loss	—	—	—	—	—	(41,139)	—	(41,139)
Balance at December 31, 2021	24,488,335	$219,737	(408,070)	$(2,854)	$36,584	$(206,385)	$3,657	$50,739
The accompanying notes are an integral part of these consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(41,139)	$(38,121)	$(38,150)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,718	3,348	3,288
Provision for doubtful accounts	200	375	111
Provision for inventory obsolescence	338	1,180	143
Provision for deferred income taxes	7	(274)	—
Share-based compensation	10,407	5,721	6,526
Loss from disposal of property and equipment	170	170	67
Unrealized foreign currency loss, net	4,200	2,386	3,533
Amortization of right-to-use asset	406	363	—
Gain from write-off of liability	(736)	—	—
Change in fair value of derivative instruments	(737)	(1,632)	(3,052)
Change in fair value of contingent consideration	—	(304)	(276)
Amortization of debt discount	2,074	1,690	2,428
Changes in operating assets and liabilities:
Accounts receivable	(6,695)	3,805	(5,511)
Inventory	(7,644)	4,786	(3,372)
Prepaid expenses and other current assets	(1,611)	1,130	(2,538)
Other assets	90	(277)	(54)
Accounts payable	4,959	(636)	1,830
Accrued liabilities	4,726	3,108	4,644
Operating lease liabilities	(408)	(318)	—
Other liabilities	143	990	400
Net cash used in operating activities	(27,532)	(12,510)	(29,983)
Cash flows from investing activities:
Purchases of property and equipment	(2,425)	(2,106)	(6,288)
Cash used in asset acquisitions	(434)	(1,652)	(767)
Cost incurred for intangible assets	(1,447)	(1,484)	(711)
Capital expenditures on construction in progress	(2,857)	(317)	—
Net cash used in investing activities	(7,163)	(5,559)	(7,766)
Cash flows from financing activities:
Borrowings under Madryn credit agreement, net of issuance costs	—	—	24,748
Repayments on finance leases	(175)	(277)	(242)
Proceeds from issuance of common shares, net of underwriters’ discount and issuance costs	—	63,855	—
Cash used to repurchase warrants	—	—	(2,261)
Proceeds from stock option exercises	4,583	1,246	712
Proceeds from warrant exercises	—	—	56
Tax payments related to shares withheld upon vesting of restricted stock	(356)	(154)	(224)
Net cash provided by financing activities	4,052	64,670	22,789
The accompanying notes are an integral part of these consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Effect of exchange rate changes on cash	(465)	267	(24)
Net (decrease)/increase in cash	(31,108)	46,868	(14,984)
Cash at beginning of period	84,523	37,655	52,639
Cash at end of period	$53,415	$84,523	$37,655

Supplemental disclosures:
Cash paid for interest	$6,927	$6,962	$5,947
Cash paid for income taxes	$652	$316	$649

Supplemental disclosures of non-cash investing and financing activities:
Unpaid balance for property and equipment	$22	$210	$465
Assets acquired under finance leases	$—	$—	$69
Equity consideration in an asset acquisition	$—	$—	$337
Consideration payable related to asset acquisition	$546	$858	$1,271
Inventory acquired in an asset acquisition	$—	$1,009	$1,257
Issuance of common shares in settlement of contingent consideration	$—	$618	$630
Intangible assets acquired in an asset acquisition	$—	$138	$—
Cashless option exercises	$1,640	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021, 2020 and 2019

1.    Formation and Business of the Company
Formation and Business of the Company
Establishment Labs Holdings Inc. and its wholly owned subsidiaries (collectively “the Company”) is a global company that manufactures and markets innovative medical devices for aesthetic and reconstructive plastic surgery. The Company was established in the British Virgin Islands on October 9, 2013, at which time Establishment Labs, S.A., the Costa Rican manufacturing company, was reincorporated as a wholly-owned subsidiary. As of December 31, 2021, the Company also has wholly-owned subsidiaries in the United States (JAMM Technologies, Inc. and Motiva USA LLC), Brazil (Establishment Labs Produtos para Saude Ltda), Belgium (European Distribution Center Motiva BVBA), France (Motiva Implants France SAS), Sweden (Motiva Nordica AB), Switzerland (JEN-Vault AG), the United Kingdom (Motiva Implants UK Limited), Italy (Motiva Italy S.R.L), Spain (Motiva Implants Spain, S.L.), Austria (Motiva Austria GmbH), Germany (Motiva Germany GmbH) and Argentina (Motiva Argentina S.R.L). Substantially all of the Company’s revenues are derived from the sale of silicone gel-filled breast implants, branded as Motiva Implants.
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
The Company is pursuing regulatory approval to commercialize its products in the United States. The Company received approval for an investigational device exemption, or IDE, from the United States Food and Drug Administration, or FDA, in March 2018 to initiate a clinical trial in the United States for its Motiva Implants. In August 2019, the Company completed all patient surgeries for the IDE aesthetic cohorts, which include primary augmentation and revision. In the fourth quarter of 2021, the Company initiated a modular pre-market approval, or PMA, submission process with FDA and submitted the first of four expected modules. As of December 31, 2021, the Company is continuing to enroll subjects in the remaining reconstruction cohort.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021, 2020 and 2019
The consolidated financial statements include the Company’s accounts and those of its wholly owned subsidiaries as of December 31, 2021 as follows:

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
For the years ended December 31, 2021, 2020 and 2019, Brazil accounted for 11.6%, 10.9% and 15.7%, respectively, of consolidated revenue and no other individual country exceeded 10% of consolidated revenue, on a ship-to destination basis.
The majority of the Company’s consolidated total assets, including cash and tangible assets, is held in the United States. The Company’s long-lived assets, which primarily consist of property and equipment and intangible assets located in Costa Rica represented 84% and 80% of the total long-lived assets as of December 31, 2021 and 2020, respectively.
Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant accounting estimates and management judgments reflected in the consolidated financial statements include items such as accounts receivable valuation and allowances, inventory valuation and allowances,

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021, 2020 and 2019
valuation of acquired intangible assets, valuation of derivatives and valuation of deferred income tax assets, including tax valuation allowances. Estimates are based on historical experience, where applicable, and other assumptions believed to be reasonable by management. Actual results may differ from those estimates under different assumptions or conditions.
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
All of the Company’s revenue has been derived from sales of its products in international markets, principally Europe, the Middle East, Latin America, and Asia. In the international markets in which the Company operates, the Company uses a combination of distributors and makes direct sales to customers. The Company performs ongoing credit evaluations of its distributors and customers, does not require collateral, and maintains allowances for potential credit losses on customer accounts when deemed necessary.
Substantially all of the Company’s revenues were derived from the sale of Motiva Implants. During the years ended December 31, 2021, 2020 and 2019, no customer accounted for more than 10% of the Company’s revenue. One customer accounted for 11.8% of the Company’s trade accounts receivable balance as of December 31, 2021. No customers accounted for more than 10% of the Company’s trade accounts receivable balance as of December 31, 2020.
The Company relies on NuSil Technology, LLC, or NuSil, as the sole supplier of medical-grade silicone used in Motiva Implants. During the years ended December 31, 2021, 2020 and 2019, the Company had purchases of $23.1 million, or 51.4% of total purchases, $15.3 million, or 66.7% of total purchases, and $14.2 million or 58.5% of total purchases, respectively, from NuSil. As of December 31, 2021 and 2020, the Company had an outstanding balance owed to this vendor of $2.5 million and $1.3 million, respectively.
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
The COVID-19 outbreak caused a material disruption of the operations of the Company and its suppliers and customers in fiscal 2020 and resulted in delayed clinical trial enrollment within the reconstruction cohort of its IDE clinical trial in the United States. However, to date, the impact from the COVID-19 outbreak has not had a material effect on the Company’s liquidity or financial position. The full extent of any future impact of the continuing outbreak, related business and travel restrictions, and changes to behavior intended to reduce its spread is uncertain and continues to evolve globally. Management continues to monitor the impact that the COVID-19 pandemic is having on the Company, the breast aesthetics and reconstruction market and the economies in which the Company operates.
Cash
The Company’s cash consists of cash maintained in checking and interest-bearing accounts. The majority of the Company’s cash is held at two financial institutions in the United States. The Company accounts for financial instruments with original maturities of three months or less at the date of purchase as cash equivalents. The Company held no cash equivalents as of December 31, 2021 and 2020.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021, 2020 and 2019
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
A roll-forward of the allowance for doubtful accounts is as follows:

	Year Ended December 31,
	2021	2020	2019
Beginning balance	$1,143	$1,026	$926
Provision for doubtful accounts	200	375	111
Write-offs	(122)	(258)	(11)
Ending balance	$1,221	$1,143	$1,026

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
A roll-forward of the inventory reserve is as follows:

	Year Ended December 31,
	2021	2020	2019
Beginning balance	$1,625	$347	$230
Provision for inventory obsolescence	338	1,180	143
Write-offs	(796)	98	(26)
Ending balance	$1,167	$1,625	$347

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

The lease term may include periods covered by options to extend or terminate the lease when it is reasonably certain that the Company will exercise a renewal option, or reasonably certain it will not exercise an early termination option. The Company recognizes lease liabilities and right-of-use, or ROU, assets upon commencement for all material leases with a term greater than 12 months. The Company has elected an

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021, 2020 and 2019
expedient not to recognize leases with a lease term of 12 months or less on the balance sheet. These short-term leases are expensed on a straight-line basis over the lease term.
Shipping and Handling Costs
Shipping and handling costs are expensed as incurred and are included in selling, general and administrative, or SG&A, expenses. For the years ended December 31, 2021, 2020 and 2019, shipping and handling costs were $5.3 million, $3.2 million and $3.2 million, respectively.
Revenue Recognition
The Company recognizes revenue related to sales of products to distributors or directly to customers in markets where it has regulatory approval, net of discounts and allowances. The Company recognizes revenue in accordance with Accounting Standards Codification, or ASC, Revenue from Contracts with Customers (Topic 606). ASC 606 requires the Company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services.
The Company recognizes revenue related to the sales of products to distributors at the time of shipment of the product, which represents the point in time when the distributor has taken ownership and assumed the risk of loss, and the required revenue recognition criteria are satisfied. The Company’s distributors are obligated to pay within specified terms regardless of when, or if, they sell the products. The Company’s contracts with distributors typically do not contain right of return or price protection and have no post-delivery obligations.
The Company recognizes revenue when title to the product and risk of loss transfer to customers, provided there are no remaining performance obligations required of the Company or any written matters requiring customer acceptance. The Company allows for the return of product from direct customers in certain regions in limited instances within fifteen days after the original sale and records estimated sales returns as a reduction of sales in the same period revenue is recognized. Appropriate reserves are established for anticipated sales returns based on historical experience, recent gross sales and any notification of pending returns. Actual sales returns in any future period are inherently uncertain and thus may differ from the estimates. If actual sales returns differ significantly from the estimates, an adjustment to revenue in the current or subsequent period is recorded. As of December 31, 2021, 2020 and 2019, an allowance of $10,000, $54,000 and $36,000 was recorded for product returns, respectively.
A portion of the Company’s revenue is generated from the sale of consigned inventory maintained at physician, hospital, or clinic locations. For these products, revenue is recognized at the time the Company is notified by the consignee that the product has been implanted, not when the consigned products are delivered to the consignee’s warehouse.
Revenue was generated in these primary geographic markets:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Europe	$51,912	$37,667	$36,212
Latin America	38,226	21,512	27,994
Asia-Pacific/Middle East	35,679	24,986	24,819
Other	865	511	540
	$126,682	$84,676	$89,565

The Company has a limited warranty for the shelf life of breast implants, which is five years from the time of manufacture. Estimated warranty obligations are recorded at the time of sale. The Company also offers a

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021, 2020 and 2019
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
For the Years Ended December 31, 2021, 2020 and 2019
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
During the years ended December 31, 2021, 2020 and 2019, there has been no impairment of goodwill or intangible assets based on the qualitative assessments performed by the Company.
Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. There were no impairment charges, or changes in estimated useful lives recorded during the years ended December 31, 2021, 2020 and 2019.
Debt and Embedded Derivatives
The Company applies the accounting standards for derivatives and for distinguishing liabilities from equity when accounting for hybrid contracts. The Company accounts for convertible debt instruments when the Company has determined that the embedded conversion options should not be bifurcated from their host instruments in accordance with ASC 470-20 Debt with Conversion and Other Options (see Note 6).
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
For the Years Ended December 31, 2021, 2020 and 2019
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
There were no material uncertain tax positions in the years ended December 31, 2021, 2020 and 2019.
Foreign Currency
The financial statements of the Company’s foreign subsidiaries whose functional currencies are the local currencies are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, stockholders’ equity at the historical rates of exchange, and income and expense amounts at the average exchange rate for the period. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in “Accumulated other comprehensive income” as equity in the consolidated balance sheet. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses resulting from foreign currency transactions are included within “Other income (expense), net” in the consolidated statement of operations. For the years ended December 31, 2021, 2020 and 2019, foreign currency transaction loss amounted to $5.6 million, $1.7 million and $1.2 million, respectively.
Comprehensive Loss
The Company’s comprehensive loss consists of net loss and foreign currency translation adjustments arising from the consolidation of the Company’s foreign subsidiaries.
Share-Based Compensation
The Company measures and recognizes compensation expense for all share-based awards in accordance with the provisions of ASC 718, Stock Compensation. Share-based awards granted include stock options, restricted stock units, or RSUs, and restricted stock awards, or RSAs. Share-based compensation expense for stock options and restricted stock granted to employees is measured at the grant date based on the fair value of the awards and is recognized as an expense ratably on a straight-line basis over the requisite service period. The fair value of options to purchase shares granted to employees is estimated on the grant date using the Black-Scholes option valuation model.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021, 2020 and 2019
Reclassifications
Certain reclassifications have been made to prior year amounts to conform to the current year presentation. These reclassifications had no material impact on the Company’s financial position or results of operations for the year ended December 31, 2021.
Recent Accounting Standards
Periodically, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s consolidated financial statements upon adoption. Previously, under the Jumpstart Our Business Startups Act of 2012, or JOBS Act, the Company met the definition of an emerging growth company, and previously elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act. The Company ceased to be an emerging growth company on December 31, 2021.
The following recent accounting pronouncements issued by the FASB, could have a material effect on the Company’s financial statements:
Recently Adopted Accounting Standards
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in the accounting standards. The standard eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also clarifies and simplifies other aspects of the accounting for income taxes. This standard is currently effective. The Company adopted ASU 2019-12 as of September 30, 2021. The adoption did not have a material impact upon the Company’s financial position and results of operations.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement: Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements for fair value measurements. The modifications removed the following disclosure requirements: (i) the amount of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) the policy for timing of transfers between levels; and (iii) the valuation processes for Level 3 fair value measurements. This ASU added the following disclosure requirements: (i) the changes in unrealized gains and losses for the period included in other comprehensive income, or OCI, for recurring Level 3 fair value measurements held at the end of the reporting period; and (ii) the range and weighted average of significant observable inputs used to develop Level 3 fair value measurements. This standard is currently effective. The Company adopted ASU 2018-13 on January 1, 2021. As the requirements of this literature are disclosure only, ASU 2018-13 did not impact the Company’s financial condition or results of operations.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU replaces the impairment methodology in current GAAP, which delays recognition of credit losses until it is probable a loss has been incurred, with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This standard is currently effective. During the fourth quarter of 2021, the Company adopted ASU 2016-13 as of January 1, 2021 using the modified retrospective method. The adoption did not have a material impact upon the Company’s financial position and results of operations.
Recently Issued Accounting Standards
In August 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). The new guidance eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021, 2020 and 2019
The Company is currently evaluating the effect the updated standard will have on its consolidated financial statements and footnote disclosures.
3.     Balance Sheet Accounts
Inventory, Net

	December 31,
	2021	2020

	(in thousands)
Raw materials	$8,519	$5,450
Work in process	1,396	1,121
Finished goods	18,492	16,639
	$28,407	$23,210

As of December 31, 2021 and 2020, $3.5 million and $2.0 million of inventory was on consignment, respectively.
Prepaid Expenses and Other Current Assets

	December 31,
	2021	2020

	(in thousands)
Prepaid insurance	$2,315	$2,115
Prepaid raw materials and accessories	577	164
Prepaid warranty and distribution rights	516	486
Prepaid US clinical trial costs	412	57
Prepaid taxes	551	528
Other	2,641	2,089
	$7,012	$5,439

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021, 2020 and 2019
Property and Equipment, Net

	December 31,
	2021	2020

	(in thousands)
Machinery and equipment	$10,240	$9,232
Building improvements	6,713	6,456
Furniture and fixtures	4,761	4,092
Building	2,472	2,472
Leasehold improvements	2,118	2,065
Land	802	802
Vehicles	268	399
Construction in process	3,174	317
Total	30,548	25,835
Less: Accumulated depreciation and amortization	(11,890)	(9,633)
	$18,658	$16,202

For the years ended December 31, 2021, 2020 and 2019, depreciation and amortization expense related to property and equipment was $2.5 million, $2.4 million and $2.7 million, respectively.
The Company entered into finance leases relating to equipment and vehicles and recorded the fair value of the lease payments on the initial contract date and is amortizing the assets over the term of the leases. As of each of December 31, 2021 and 2020, the gross asset value for finance lease assets was $1.4 million. Depreciation expense for assets under finance leases was $126,000, $80,000 and $84,000 for the years ended December 31, 2021, 2020 and 2019, respectively.
In August 2021, the Company entered into a contract with the Zona Franca Coyol, S.A., or CFZ, to begin construction of a new manufacturing facility in Costa Rica. The costs for improvement of the land and construction of a cold shell building are being paid for by CFZ and, upon completion, the Company will have the option to purchase the title to the land and cold shell building for approximately $12.6 million or to lease the facility at a to be determined price. Subject to purchase of the land and cold shell building, the Company will have the option to buy an adjacent lot of land for approximately $2.8 million and engage CFZ to construct an additional manufacturing facility.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021, 2020 and 2019
Accrued Liabilities
Accrued liabilities consisted of the following:

	December 31,
	2021	2020

	(in thousands)
Performance bonus	$3,346	$2,406
Payroll and related expenses	3,904	2,781
Bonus feature of stock option grants	5,570	5,992
Operating lease liabilities - current	402	788
Commissions	1,138	628
Professional and legal services	819	439
Warranty reserve	167	237
Cash payable for asset acquisitions - contingent consideration	137	147
Other	753	1,114
	$16,236	$14,532

Other Liabilities, Short-Term
Other liabilities, short-term consisted of the following:

	December 31,
	2021	2020

	(in thousands)
Deferred revenue	769	1,214
Cash payable for asset acquisitions	409	432
	$1,178	$1,646

Other Liabilities, Long-Term
Other liabilities, long-term consisted of the following:

	December 31,
	2021	2020

	(in thousands)
Deferred revenue	$2,392	$1,860
Cash payable for asset acquisitions	—	425
Other	—	47
	$2,392	$2,332

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021, 2020 and 2019
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
The Company’s goodwill and most intangibles at December 31, 2021 are the result of previous asset and business acquisitions. Finite-lived intangibles are amortized over their estimated useful lives based on expected future benefit.
In addition to the intangibles acquired, the Company capitalized certain patent and license rights as identified intangibles based on patent and license rights agreements entered into over the past several years. Additionally, the Company capitalized certain software development costs.
There were no changes in the carrying amount of goodwill during the year ended December 31, 2021:

	Balance as of January 1, 2021	Additions	Accumulated Impairment Losses	Balance as of December 31, 2021

	(in thousands)
Goodwill	$465	$—	$—	$465

The carrying amounts of these intangible assets other than goodwill as of December 31, 2021 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives

	(in thousands)			(in years)
Patents and license rights	$1,736	$(1,136)	$600	7-12
Customer relationships	2,033	(1,799)	234	4-10
510(k) authorization	567	(232)	335	15
Developed technology	62	(52)	10	10
Capitalized software development costs	3,648	(791)	2,857	2-5
Other	75	(31)	44	2-5
Capitalized patents and license rights not yet amortized	291	—	291
	$8,412	$(4,041)	$4,371

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021, 2020 and 2019
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

The amortization expense associated with intangible assets was $1.2 million, $0.9 million and $0.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. Non-product related amortization is recorded in SG&A while product related amortization is recorded in cost of revenue.
As of December 31, 2021, the amortization expense related to identifiable intangible assets, with definite useful lives, in future periods is expected to be as follows:

Year Ending December 31,	(in thousands)
2022	$1,111
2023	859
2024	784
2025	617
2026	330
Thereafter	379
Total	$4,080

The Company evaluates the recoverability of goodwill and indefinite-lived intangible assets annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. As of December 31, 2021, there has been no impairment of goodwill or intangible assets based on the qualitative assessments performed by the Company.
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
For the Years Ended December 31, 2021, 2020 and 2019
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
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy at period end:

	Fair Value Measurements at December 31, 2021
	Total	Level 1	Level 2	Level 3

	(in thousands)
Liabilities
Madryn put option liability	$703	$—	$—	$703
	$703	$—	$—	$703

	Fair Value Measurements at December 31, 2020
	Total	Level 1	Level 2	Level 3

	(in thousands)
Liabilities
Madryn put option liability	$1,440	$—	$—	$1,440
	$1,440	$—	$—	$1,440

The fair value measurement of derivatives is based on significant inputs not observed in the market and thus represents a Level 3 measurement.
In August 2017, the Company entered into a credit agreement, or the Madryn Credit Agreement, with Madryn Health Partners, LP, or Madryn, as administrative agent, and a syndicate of lenders (see Note 6). The Company determined that the Madryn Credit Agreement contained put options related to early redemption mandatory prepayment terms in case of change in control or an event of default and a call option related to voluntary repayment option. The Company allocated a fair value of $15.1 million for these identified embedded derivatives as a debt discount on the original commitment date. An additional $5.0 million and $1.6 million debt discount was recorded on respective borrowing dates when the Company met the required milestones and borrowed an additional $10.0 million in 2017 and $25.0 million in 2019. The Company revalued the options as of each reporting period and recorded the change in the fair value in the consolidated statement of operations as other income or expense.
Valuation of the embedded derivatives is complex and requires interest rate simulation, capturing optimal decision making process as interest rate fluctuates, and estimating the resultant bond valuation and the resultant pay-off to the option holder. The Company estimated the fair value of the embedded redemption options based on a “with” and “without” approach using the Black-Derman-Toy model, a form of the Binomial Lattice Model that captures

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021, 2020 and 2019
interest rate variability and the prepayment optionality. The Binomial Lattice Model allows for the possibility of exercise before the end of the option’s life and considers future interest rates, volatility and other data with regards to the Company’s credit rating and credit spread. The value of the embedded derivatives was based on the difference between the “with” and “without” analysis. The probability of a change in control occurring was determined to be 50% (cumulative probability through the maturity date) at December 31, 2021 and December 31, 2020.

The Company used the following assumptions to value Madryn derivatives:
Madryn Put Option Liability

	December 31,
	2021	2020
Interest rate volatility	25.8%	19.7%
Market yield rate	6.8%	7.9%
Term (in years)	3.75	4.82
Dividend yield	—%	—%

The estimates are based, in part, on subjective assumptions and could differ materially in the future.
During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at fair value using Level 3 inputs. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the years ended December 31, 2021 and 2020.
The fair value of the debt redemption feature liability includes the estimated market rate (credit spread and risk-free rate) and volatility. The higher/lower the estimated volatility, the higher/lower the value of the debt redemption feature liability. The higher/lower the estimated market rate, the higher/lower the value of the debt redemption feature liability.
The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments as follows:

	Acquisition-related Contingent Consideration	Put Option Liability
Balance at December 31, 2019	$922	$3,072
Change in fair value	(304)	(1,632)
Settlement	(618)	—
Balance at December 31, 2020	—	1,440
Change in fair value	—	(737)
Balance at December 31, 2021	$—	$703

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
For the Years Ended December 31, 2021, 2020 and 2019
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
Borrowings under the Madryn Credit Agreement bear interest at a rate equal to 3-month LIBOR plus 8.0% per annum provided that no default has occurred. In an event of a default, the interest would increase by an additional 4.0% per annum. The effective interest rate under the amended Madryn Credit Agreement is 18.4%, and the weighted average interest rate was approximately 10.6% at December 31, 2021. The Company incurred $6.9 million, $7.6 million and $6.2 million in interest expense in connection with Madryn Credit Agreement during the years ended December 31, 2021, 2020 and 2019, respectively, including $0.7 million and $0.3 million of direct costs to amend the Madryn Credit Agreement in August 2020 and June 2019 which was expensed as interest expense. No principal payments are due on the term loans until the final maturity date on September 30, 2025.
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
The Company recorded Madryn debt on the balance sheet as follows:

	December 31,
	2021	2020

	(in thousands)
Principal	$65,000	$65,000
Net unamortized debt discount and issuance costs	(13,094)	(15,168)
Net carrying value of Madryn debt	$51,906	$49,832

As of December 31, 2021, the Company is in compliance with all financial debt covenants.
7.     Leases
The Company recognizes lease liabilities and ROU assets upon commencement for all material leases with a term greater than 12 months. The Company has elected an expedient not to recognize leases with a lease term of 12 months or less on the balance sheet. These short-term leases are expensed on a straight-line basis over the lease term.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021, 2020 and 2019
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

The Company has operating leases for facilities and office space as well as finance leases for equipment and vehicles. Operating lease assets and the related lease liabilities are included within the ROU assets—operating leases. The determination of whether an arrangement is, or contains, a lease is performed at the inception of the arrangement. The Company has operating and finance leases for certain facilities, office space, equipment, and vehicles to be used in its operations, with remaining lease terms ranging from monthly to 7 years. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at the election of the Company to renew or extend the lease for additional years. These optional periods have not been considered in the determination of the ROU or lease liabilities associated with these leases as management did not consider it reasonably certain it would exercise the options. Short-term leases, which have an initial term of 12 months or less, are not recorded in the balance sheet and expense for these leases is recognized on a straight-line basis over the lease term.

The Company’s lease agreements do not contain any termination options, material residual value guarantees, material bargain purchase options or material restrictive covenants. The Company does not have any lease transactions with related parties.
Total lease cost includes the following components for the years ended December 31, 2021 and 2020:

	December 31,
	2021	2020
	(in thousands)
Operating lease expense cost	$656	$644

Finance Lease Costs
Interest expense	7	24
Amortization expense	126	80
Total finance lease costs	$133	$104

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021, 2020 and 2019

	December 31,
	2021	2020
Supplemental balance sheet information	(in thousands)
Operating leases
Operating lease right-of-use assets	$2,206	$2,610
Operating lease liabilities - short-term	402	788
Operating lease liabilities - long-term	1,900	1,923
Total operating lease liabilities	$2,302	$2,711

Finance leases
Finance lease right-of-use assets	$154	$313
Finance lease liabilities - short-term	13	160
Finance lease liabilities - long-term	—	28
Total finance lease liabilities	$13	$188

Weighted-average remaining lease term (years)
Operating leases	5.5	6.2
Finance leases	0.8	1.0

Weighted-average discount rate (%)
Operating leases	10.4%	10.5%
Finance leases	8.3%	9.1%

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021, 2020 and 2019

	December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	(in thousands)
Operating cash outflows from operating leases	$639	$137
Operating cash outflows from finance leases	$7	$24
Financing cash outflows from finance leases	$175	$277

ROU assets obtained in exchange for new lease liabilities
Operating leases	$—	$355
Finance leases	$—	$—

Maturities of lease liabilities as of December 31, 2021 were as follows:

Years Ending December 31,	Operating Leases	Finance Leases
	(in thousands)
2022	$563	$14
2023	535	—
2024	504	—
2025	429	—
2026	404	—
Thereafter	436	—
Total future minimum lease payments	2,871	14
Less: Amount of lease payments representing interest	(569)	(1)
Present value of future minimum lease payments	$2,302	$13

8.    Shareholders’ Equity
Under the Memorandum of Association and Articles of Association, or Articles, in effect as of December 31, 2021 and 2020, the Company had authorized an unlimited number of common shares with no par value.
As of December 31, 2021 and 2020, 24,488,335 and 23,925,789 common shares, respectively, were issued and 24,080,265 and 23,517,719 common shares, respectively, were outstanding.
During the year ended December 31, 2021, the Company granted stock options to employees and contractors (see Note 10).

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021, 2020 and 2019
The Company had reserved common shares for future issuances at December 31:

	2021	2020
Warrants to purchase common shares	5,500	5,500
Options to purchase common shares	2,098,087	2,012,960
Remaining shares available under the 2018 Equity Incentive Plan	1,780,687	1,641,112
Shares issuable on vesting of grants of restricted stock	3,982	48,624
Remaining shares available under the 2018 ESPP	661,000	474,000
Total	4,549,256	4,182,196

9.    Warrants
In March 2017, the Company issued warrants for the purchase of 145,000 Class B ordinary shares to parties related to Rockport Ventures, with a fixed exercise price of $3.80 per share.
During the year ended December 31, 2021, no warrants were exercised. As of December 31, 2021 and 2020, 5,500 warrants to purchase the Company’s common shares were outstanding and exercisable:

Warrant Holder	Issue Date	In Connection With	Warrant to Purchase	Shares	Exercise Price	Expiration Date
Rockport	3/3/2017	Loan agreement	Common	5,500	$3.80	8/28/2022

10.     Share-Based Compensation
In 2015, the Board of Directors approved and adopted the 2015 Equity Incentive Plan, or 2015 Plan. Pursuant to the 2015 Plan, the Company granted RSAs and stock options to members of the Board of Directors, employees and consultants.
In 2018, the Board of Directors terminated the 2015 Plan and approved the 2018 Equity Incentive Plan, or the 2018 Plan, with an initial reserve of 1,500,000 common shares. Under the 2018 Plan, the Company may grant stock options, equity appreciation rights, and restricted share awards . If an award granted under the 2018 Plan expires, terminates, is unexercised, or is forfeited, or if any shares are surrendered in connection with an incentive award, the shares subject to such award and the surrendered shares become available for further awards under the 2018 Plan.
Pursuant to the “evergreen” provision contained in the 2018 Plan, the number of common shares reserved for issuance under the 2018 Plan automatically increases on first day of each fiscal year, commencing on January 1, 2019, in an amount equal to the least of (1) 750,000 shares, (2) 4% of the total number of the Company’s common shares outstanding on the last day of the preceding fiscal year, or (3) a number of common shares as may be determined by the Company’s Board of Directors prior to any such increase date. On each of January 1, 2019, 2020, and 2021 the number of common shares authorized for issuance increased automatically by 750,000 shares in accordance with the evergreen provision, increasing the number of common shares reserved under the 2018 Plan to 3,750,000 as of December 31, 2021.
During the periods presented, the Company recorded the following share-based compensation expense for stock

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021, 2020 and 2019
options and restricted stock awards:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Sales, general and administrative	$7,908	$4,203	$5,021
Research and development	2,499	1,518	1,505
Total	$10,407	$5,721	$6,526

Stock Options

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2020	2,012,960	$16.71	7.75	$42,126
Granted (weighted-average fair value of $40.98 per share)	775,003	73.00
Exercised	(521,316)	11.94
Forfeited/canceled	(168,560)	31.67
Balances at December 31, 2021	2,098,087	$37.49	7.67	$67,357

As of December 31, 2021, 850,727 options were vested and exercisable with weighted-average exercise price of $15.63 per share and a total aggregate intrinsic value of $44.2 million.
During the year ended December 31, 2021, 521,316 options were exercised at a weighted-average price of $11.94 per share. The intrinsic value of the options exercised during the years ended December 31, 2021, 2020, and 2019 was $28.7 million, $1.9 million, and $1.5 million, respectively. Upon the exercise of stock options, the Company issued new shares from its authorized shares.
At December 31, 2021, unrecognized compensation expense was $27.7 million related to stock options granted to employees and members of the Board of Directors and $1.3 million related to stock options granted to consultants. The weighted-average period over which such compensation expense will be recognized is 2.6 years.
Stock Options Granted to Employees
Share-based compensation expense for employees is based on the grant date fair value. The Company recognizes compensation expense for all share-based awards ratably on a straight-line basis over the requisite service period of the awards, which is generally the vesting term of four years. During the year ended December 31, 2021, 2020 and 2019, the Company recognized $8.2 million, $2.8 million and $2.2 million, respectively, of share-based compensation expense for stock options granted to employees.
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
For the Years Ended December 31, 2021, 2020 and 2019
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
The fair value of stock options granted to employees was estimated using the following assumptions:

	Year Ended December 31,
	2021	2020	2019
Volatility	60%	55% - 60%	56%
Risk-free interest rate	0.7% - 1.4%	0.4% - 1.5%	1.6% - 2.6%
Term (in years)	6.25	6.25	6.25
Dividend yield	—	—	—

Stock Options Granted to Non-Employees
Share-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned using an accelerated attribution method. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered. For the years ended December 31, 2021, 2020 and 2019, the Company recognized expense of $1.8 million, $2.3 million and $3.2 million, respectively, for stock options granted to consultants.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021, 2020 and 2019
The fair value of stock options granted to consultants was estimated using the following assumptions during the following periods presented:

	Year Ended December 31,
	2021	2020	2019
Volatility	60%	56% - 60%	56% - 57%
Risk-free interest rate	1.6%	0.6% - 1.6%	1.7% - 2.1%
Term (in years)	10	10	10
Dividend yield	—	—	—

Restricted Stock
Each vested RSA or RSU entitles the holder to be issued one common share. These awards vest according to a vesting schedule determined by the Compensation Committee of the Company’s Board of Directors, generally over a one to four year period.
The following table represents restricted stock activity for fiscal 2021:

	Restricted Stock	Weighted- Average Grant Date Fair Value
Outstanding unvested at December 31, 2020	48,624	$11.32
Granted	3,982	69.05
Vested	(48,124)	11.34
Forfeited/canceled	(500)	9.64
Outstanding unvested at December 31, 2021	3,982	$69.05

The fair value of restricted stock is the grant date market value of common shares. The Company recognizes share-based compensation expense related to restricted stock using a straight-line method over the vesting term of the awards. The share-based compensation expense for restricted stock that vested during the years ended December 31, 2021, 2020 and 2019 was $0.4 million, $0.6 million and $1.1 million, respectively, which was calculated based on the market value of the Company’s common shares on the applicable grant date.
As of December 31, 2021, we had unrecognized share-based compensation cost of approximately $0.3 million associated with unvested awards of restricted stock. This cost is expected to be recognized over a weighted-average period of approximately 1.0 year.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021, 2020 and 2019
11.    Income Taxes
For the year ended December 31, loss before income tax consisted of the following:

	2021	2020	2019
	(in thousands)
Costa Rica operations	$4,027	$(8,872)	$5,022
Non-Costa Rica operations	(43,739)	(29,145)	(42,532)
	$(39,712)	$(38,017)	$(37,510)

For the year ended December 31, the income tax provision (benefit) consisted of the following:

	2021	2020	2019
	(in thousands)
Current
Costa Rica	$289	$—	$—
Non-Costa Rica	1,131	378	640
Total current	1,420	378	640
Deferred
Costa Rica	—	—	—
Non-Costa Rica	7	(274)	—
Total deferred	7	(274)	—
Total provision	$1,427	$104	$640

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021, 2020 and 2019
The items accounting for the difference between income taxes computed at the Costa Rica statutory income tax rate and the income tax provision (benefit) consisted of the following for the year ended December 31:

	2021		2020		2019
	(in thousands)
Tax benefit at Costa Rica statutory rate	$(11,914)	30%	$(11,405)	30%	$(11,253)	30%
Foreign tax rate differential	9,430	(24)	5,252	(14)	10,623	(29)
Return to provision adjustment	384	(1)	(559)	2	391	(1)
Tax credits	(53)	—	(82)	—	(56)	—
Change in valuation allowance	7,043	(18)	4,071	(11)	2,271	(6)
Tax holiday adjustment (benefit)	(918)	2	2,636	(7)	(1,507)	4
U.S. Stock Compensation	(2,681)	7	—	—	—	—
Other	136	—	191	—	171	—
Total provision for income taxes	$1,427	(4)%	$104	—%	$640	(2)%

The Company's tax holiday benefit was related to the Company’s subsidiary in Costa Rica which enjoyed a zero percent tax rate, with the exception of extended warranty income, for the years ended December 31, 2021, 2020 and 2019. The zero percent tax holiday was granted in August 2018 for a period of 8 years through the year 2026.
As of December 31, the components of the Company's deferred tax assets and liabilities are as follows:

	2021	2020
	(in thousands)
Accruals and reserves	$301	$133
Intangibles	130	113
Stock compensation	775	197
Net operating loss	18,208	11,868
R&D credits	169	116
Other	44	179
Valuation allowance	(19,369)	(12,332)
Total net deferred tax assets (included in “Other non-current assets”)	$258	$274

As of December 31, 2021, the Company assessed that it is more-likely-than-not that it will not realize its deferred tax assets based on the absence of sufficient positive objective evidence that it would generate sufficient taxable income in its Brazil and U.S. tax jurisdiction (Motiva USA, LLC) to realize the deferred tax assets. The Company intends to continue maintaining a full valuation allowance on its deferred tax assets in these jurisdictions until there is sufficient evidence to support the reversal of all or some portion of these allowances.
As of December 31, 2021, the Company has U.S. and California tax credit carryforwards of approximately $0.2 million in total. The federal research credits begin to expire in 2037. However, the California research credits can be carried forward indefinitely.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021, 2020 and 2019
As of December 31, 2021, the Company had U.S. federal, state, U.K. and Brazil net operating losses of approximately $52.6 million, $6.8 million, $0.1 million and $20.3 million, respectively. The U.S. federal net operating losses of $3.3 million generated prior to 2018, and state net operating losses will begin to expire on December 31, 2030. The U.S. federal net operating losses generated in 2018 and future years will be carried forward indefinitely. Brazil net operating losses can be carried forward indefinitely.
The United States federal and California laws impose restrictions on the utilization of net operating loss carryforwards and R&D credit carryforwards in the event of a change in ownership of the Company, which constitutes an “ownership change” as defined by Internal Revenue Code Sections 382 and 383. Generally, an ownership change occurs if the percentage of the value of the shares that are owned by one or more direct or indirect “five percent shareholders” increases by more than 50% over their lowest ownership percentage at any time during the applicable testing period. If the Company has experienced an “ownership change” at any time since its formation, it would already be subject to limitations on its ability to utilize its existing net operating losses and other tax attributes. The Company did not experience an ownership change in the past that would materially impact the availability of its net operating losses and tax credits. Nevertheless, future changes in our share ownership, which may be outside of the Company’s control, may trigger an “ownership change” and, consequently, Section 382 and 383 limitations. The Company has not completed a Section 382 and 383 analysis to determine if an ownership change has occurred. Until such analysis is completed, the Company cannot be sure that the full amount of the existing net operating loss carryforwards will be available, even if the Company does generate taxable income before their expiration. In addition, under the newly enacted U.S. federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited.
Discontinuation of preferential tax treatment the Company currently enjoys or other unfavorable changes in tax law could result in additional compliance obligations and costs. The Company is currently the beneficiary of a tax holiday in Costa Rica pursuant to which it is subject to a tax at a 0% rate, with the exception of the extended warranty sales income that is subject to 30% income tax. However, there can be no assurance that the Company will continue to qualify for or receive such favorable tax treatment. If the Company fails to maintain such favorable tax treatment it may be subject to tax in Costa Rica at a significantly higher rate.
A tax authority may disagree with tax positions that the Company has taken, which could result in increased tax liabilities. For example, the U.S. Internal Revenue Service or another tax authority could challenge the amounts paid between the Company and its subsidiaries pursuant to the Company’s intercompany arrangements and transfer pricing policies. A tax authority may take the position that material income tax liabilities, interest and penalties are payable by the Company, in which case, the Company expects that it might contest such assessment. Contesting such an assessment may be lengthy and costly and, if the Company is unsuccessful in disputing the assessment, the implications could increase its anticipated effective tax rate, where applicable. In addition, the Company may be subject to additional tax liabilities, which could materially and adversely affect its business, financial condition and results of operations. The application, interpretation and enforcement of the value-added tax, or VAT, and other taxes and related regulations applicable to medical device companies are complex and evolving.
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
The Company’s determination of its tax liability is subject to review by applicable U.S. and foreign tax authorities. Any adverse outcome of such a review could harm the Company’s operating results and financial condition. The determination of the Company’s worldwide provision for income taxes and other tax liabilities requires significant judgment and, in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is complex and uncertain. Moreover, as a multinational business, the Company has subsidiaries that engage in many intercompany transactions in a variety of tax jurisdictions where the ultimate tax determination is complex and uncertain. The taxing authorities of the jurisdictions in which the Company operates may challenge the Company’s methodologies, which could impact its financial position and operating results.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021, 2020 and 2019
Historically, the Company has allocated some of its employees’ and contractors’ time across multiple business entities in the international jurisdictions in which the Company operates. If the Company determined that it had misclassified the employees’ or contractors’ employment status or certain of its expenditures under local laws, the Company may be subjected to penalties or be required to pay withholding taxes for, extend employee benefits to, provide compensation for unpaid overtime to, or otherwise incur substantially greater expenses with respect to such employees and contractors. Any of the foregoing circumstances could have a material adverse impact on the Company’s operating results and financial condition.
The Company is periodically reviewed and audited by tax authorities with respect to income and non-income taxes. Tax authorities may disagree with certain positions the Company has taken, and we may have exposure to additional income and non-income tax liabilities which could have an adverse effect on the Company’s operating results and financial condition. Such authorities could impose additional taxes, interest and penalties, claim that various withholding requirements apply to the Company or its subsidiaries or assert that benefits of tax treaties are not available to the Company or its subsidiaries. In addition, the Company’s future effective tax rates could be favorably or unfavorably affected by changes in tax rates, changes in the valuation of the Company’s deferred tax assets or liabilities, the effectiveness of its tax planning strategies, or changes in tax laws or their interpretation. Such changes could have an adverse impact on the Company’s financial condition.
As a result of these and other factors, the ultimate amount of tax obligations may differ from the amounts recorded in the Company’s financial statements and any such difference may harm its operating results in future periods in which the Company changes the estimates of such tax obligations or in which the ultimate tax outcome is determined.
A non-U.S. corporation is classified as a passive foreign investment company, or PFIC, for U.S. federal income tax purposes, in any taxable year in which either (1) at least 75% of its gross income is passive income; or (2) at least 50% of the average quarterly value of its total gross assets is attributable to assets that produce “passive income” or are held for the production of passive income. Based on the project composition of the Company’s income and valuation of its assets, the Company does not believe it is a PFIC in 2021, and the Company does not expect to be a PFIC for the current taxable year or to become one in the future. However, because the PFIC status is subject to a number of uncertainties, neither the Company nor its tax advisors can provide any assurances regarding the PFIC status. If the Company is a PFIC for any taxable year during which a U.S. holder holds the Company’s common shares, the U.S. holder may be subject to adverse tax consequences.
The Company records income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or income tax returns. In estimating future tax consequences, expected future events, enactments or changes in the tax law or rates are considered. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized.
Accounting for Uncertainty in Income Taxes
The Company records uncertain tax positions based on a two-step process whereby (1) a determination is made as to whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold the Company recognizes the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. Significant judgment is required in the identification of uncertain tax positions and in the estimation of penalties and interest on uncertain tax positions.
The Company has adopted ASC 740-10 Accounting for Uncertainty in Income Taxes (formerly FIN 48). ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in the Company's income tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. For the years ended December 31, 2021 and 2020 the Company has no material uncertain tax positions. The Company has R&D credits in the United States and has recorded reserves of $28,000 which offsets R&D credit deferred tax assets. The Company does not expect any significant increases or

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021, 2020 and 2019
decreases to its unrecognized tax benefits within the next 12 months. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

As of December 31, 2021, the Company is subject to taxation in Costa Rica, Belgium, France, Brazil, the United Kingdom, Sweden, Italy, Germany, Austria, Spain, Argentina, Switzerland and the United States and the Company’s fiscal tax years 2017 through 2021 are subject to examination by the tax authorities.
12.    Net Loss Per Share
The following table summarizes the computation of basic and diluted net loss per share for the periods presented:

	Year Ended December 31,
	2021	2020	2019

	(in thousands, except share and per share data)
Numerator:
Net loss	$(41,139)	$(38,121)	$(38,150)
Denominator:
Weighted average common shares used for basic and diluted earnings per share	23,972,722	23,316,102	20,541,528

Net loss per share:
Basic and diluted	$(1.72)	$(1.63)	$(1.86)

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
The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares:

	Year Ended December 31,
	2021	2020	2019
Options to purchase common shares	1,873,087	1,752,620	1,689,016
Shares issuable on vesting of grants of restricted stock	3,982	48,624	128,682
Warrants to purchase common shares	5,500	5,500	5,500
Total	1,882,569	1,806,744	1,823,198

13.    Related Party Transactions
During the years ended December 31, 2021, 2020 and 2019, the Company recorded revenue of $1.4 million, $0.9 million and $0.7 million, respectively, for product sales to Herramientas Medicas, S.A., a distribution company owned by a family member of the Chief Executive Officer of the Company. Accounts receivable owed to the Company from this distribution company amounted to approximately $0.4 million and $0.2 million as of December 31, 2021 and 2020, respectively.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021, 2020 and 2019
In 2016, the Company also entered into a separate agreement with Dr. Chacón Quirós, the brother of the Company’s Chief Executive Officer Juan José Chacón Quirós, to maintain his clinic in Costa Rica as a MotivaImagine Excellence Center and to host and train physicians in the use of the Company products in relevant procedures, among other services, in exchange for cash reimbursement of up to $4,500 per day that such services are rendered. In December 2020, Dr. Chacón Quirós was granted options to purchase 22,068 shares vesting over four years in equal annual installments, provided that he continues to provide these services at such times. During the years ended December 31, 2021, 2020 and 2019, the Company paid Dr. Chacón Quirós approximately $0.4 million, $0.1 million and $0.1 million, respectively, for services rendered.
14.     Employee Benefits
Short-term employee benefits, including vacation (paid absences) and year-end bonuses (also known as 13th month salary), are current liabilities included in accrued liabilities on the consolidated balance sheets and are calculated at the non-discounted amount that the Company expects to pay as a result of uncharged employee salaries or retentions.
Regarding employee termination benefits, Costa Rica labor laws establish the payment of benefits in case of death, retirement or termination without cause. This compensation is calculated according to time served in the Company and the corresponding salary in the last six months of employment and is equal to between 19.5 and 22 days salary for each year served, up to a maximum of 8 years.
Company policy recognizes termination benefits as expenses of the period during which the termination occurs, when the legal obligation is assumed due to the aforementioned events.
The 47 employees in Brazil are represented by a labor union.
15.     Commitments and Contingencies
Contingencies
Periodically, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual or disclosure at December 31, 2021 and 2020.
Indemnification
The Company enters into standard indemnification arrangements in the ordinary course of business. Pursuant to these arrangements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, in connection with any trade secret, copyright, patent or other intellectual property infringement claim by any third party with respect to the Company’s technology. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable because it involves claims that may be made against the Company in the future, but have not yet been made.
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

ESTABLISHMENT LABS HOLDINGS INC.

Dated:	March 1, 2022	By:	/s/ Juan José Chacón Quirós

		Name:	Juan José Chacón Quirós
		Title:	Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Juan José Chacón Quirós	Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2022
Juan José Chacón Quirós
/s/ Rajbir S. Denhoy	Chief Financial Officer (Principal Financial and Accounting Officer) (Authorized Representative in the United States)	March 1, 2022
Rajbir S. Denhoy
/s/ Nicholas Lewin	Chairman of the Board of Directors	March 1, 2022
Nicholas Lewin
/s/ Lisa N. Colleran	Director	March 1, 2022
Lisa N. Colleran
/s/ Dennis Condon	Director	March 1, 2022
Dennis Condon
/s/ Ann Custin	Director	March 1, 2022
Ann Custin
/s/ Lisa Gersh	Director	March 1, 2022
Lisa Gersh
/s/ Leslie Gillin	Director	March 1, 2022
Leslie Gillin
/s/ Edward Schutter	Director	March 1, 2022
Edward Schutter
/s/ Bryan Slotkin	Director	March 1, 2022
Bryan Slotkin