Form 10-Q
period 2022-03-31
ESTABLISHMENT LABS HOLDINGS INC.
filed 2022-05-10
CIK 1688757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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
The number of the registrant’s common shares outstanding as of May 9, 2022 was 24,197,836.

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
Factors that could cause or contribute to these differences include, among others, those risks and uncertainties discussed below under “Summary Risk Factors” and under “Part II, Item 1A. Risk Factors,” as such risk factors may be amended, updated or superseded from time to time by our subsequent filings with the Securities and Exchange Commission. The risks and uncertainties included herein are not exhaustive, and additional factors could adversely affect our business and financial performance. We operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
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
•The COVID-19 pandemic has adversely affected our business and our financial results, including a material disruption to our operations in fiscal 2020 and, to a lesser degree, in fiscal 2021, and may continue to do so for the foreseeable future.
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

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$44,656	$53,415
Accounts receivable, net of allowance for doubtful accounts of $1,317 and $1,221	29,689	24,437
Inventory, net	28,538	28,407
Prepaid expenses and other current assets	7,133	7,012
Total current assets	110,016	113,271
Long-term assets:
Property and equipment, net of accumulated depreciation	23,301	18,658
Goodwill	465	465
Intangible assets, net of accumulated amortization	4,470	4,371
Right-of-use operating lease assets, net	2,113	2,206
Other non-current assets	1,191	558
Total assets	$141,556	$139,529
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$16,651	$14,475
Accrued liabilities	18,057	16,236
Other liabilities, short-term	1,802	1,178
Total current liabilities	36,510	31,889
Long-term liabilities:
Note payable, Madryn, net of debt discount and issuance costs	52,486	51,906
Madryn put option	1,099	703
Operating lease liabilities, non-current	1,805	1,900
Other liabilities, long-term	1,821	2,392
Total liabilities	93,721	88,790
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common shares - zero par value, unlimited amount authorized; 24,602,156 and 24,488,335 shares issued at March 31, 2022 and December 31, 2021, respectively; 24,194,086 and 24,080,265 shares outstanding at March 31, 2022 and December 31, 2021, respectively	221,439	219,737
Additional paid-in-capital	40,018	36,584
Treasury shares, at cost, 408,070 shares held at March 31, 2022 and December 31, 2021	(2,854)	(2,854)
Accumulated deficit	(212,318)	(206,385)
Accumulated other comprehensive income	1,550	3,657
Total shareholders’ equity	47,835	50,739
Total liabilities and shareholders’ equity	$141,556	$139,529
The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$38,452	$30,336
Cost of revenue	13,516	10,246
Gross profit	24,936	20,090
Operating expenses:
Sales, general and administrative	26,913	18,138
Research and development	3,598	4,048
Total operating expenses	30,511	22,186
Loss from operations	(5,575)	(2,096)
Interest income	20	4
Interest expense	(2,292)	(2,195)
Change in fair value of derivative instruments	(396)	230
Other income (expense), net	2,709	(2,726)
Loss before income taxes	(5,534)	(6,783)
Provision for income taxes	(399)	(165)
Net loss	$(5,933)	$(6,948)

Basic and diluted net loss per share	$(0.24)	$(0.29)
Weighted average outstanding shares used for basic and diluted net loss per share	24,310,856	23,827,137

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(5,933)	$(6,948)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(2,107)	941
Other comprehensive gain (loss)	(2,107)	941
Comprehensive loss	$(8,040)	$(6,007)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statement of Shareholders’ Equity
(Unaudited) (In thousands, except share data)

	Common Shares		Treasury Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2022	24,488,335	$219,737	(408,070)	$(2,854)	$36,584	$(206,385)	$3,657	$50,739
Stock option exercises	113,821	1,702	—	—	—	—	—	1,702
Share-based compensation	—	—	—	—	3,434	—	—	3,434
Foreign currency translation loss	—	—	—	—	—	—	(2,107)	(2,107)
Net loss	—	—	—	—	—	(5,933)	—	(5,933)
Balance at March 31, 2022	24,602,156	$221,439	(408,070)	$(2,854)	$40,018	$(212,318)	$1,550	$47,835

	Common Shares		Treasury Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2021	23,925,789	$213,471	(408,070)	$(2,854)	$26,717	$(165,246)	$2,873	$74,961
Stock option exercises	163,034	1,882	—	—	—	—	—	1,882
Share-based compensation	5,939	6	—	—	1,750	—	—	1,756
Shares withheld to cover income tax obligation upon vesting of restricted stock	(711)	(1)	—	—	(40)	—	—	(41)
Foreign currency translation gain	—	—	—	—	—	—	941	941
Net loss	—	—	—	—	—	(6,948)	—	(6,948)
Balance at March 31, 2021	24,094,051	$215,358	(408,070)	$(2,854)	$28,427	$(172,194)	$3,814	$72,551
The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(5,933)	$(6,948)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	953	908
Provision for doubtful accounts	69	6
Provision for inventory obsolescence	1,415	93
Share-based compensation	3,434	1,756
Loss from disposal of property and equipment	59	20
Unrealized foreign currency (gain)/ loss, net	(2,889)	3,030
Amortization of right-to-use asset	95	101
Change in fair value of derivative instruments	396	(230)
Amortization of debt discount	580	474
Changes in operating assets and liabilities:
Accounts receivable	(5,067)	(5,218)
Inventory	(909)	(698)
Prepaid expenses and other current assets	69	1,217
Other assets	(636)	26
Accounts payable	2,021	(617)
Accrued liabilities	1,775	(158)
Operating lease liabilities	(91)	(95)
Other liabilities	(181)	(221)
Net cash used in operating activities	(4,840)	(6,554)
Cash flows from investing activities:
Purchases of property and equipment	(798)	(804)
Cash used in asset acquisitions	—	(434)
Cost incurred for intangible assets	(390)	(294)
Capital expenditures on construction in progress	(4,551)	—
Net cash used in investing activities	(5,739)	(1,532)
Cash flows from financing activities:
Repayments on finance leases	(7)	(55)
Proceeds from stock option exercises	1,702	1,882
Tax payments related to shares withheld upon vesting of restricted stock	—	(41)
Net cash provided by financing activities	1,695	1,786
Effect of exchange rate changes on cash	125	(273)
Net decrease in cash	(8,759)	(6,573)
Cash at beginning of period	53,415	84,523
Cash at end of period	$44,656	$77,950

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Supplemental disclosures:
Cash paid for interest	$1,707	$1,710
Cash paid for income taxes	$159	$10

Supplemental disclosures of non-cash investing and financing activities:
Unpaid balance for property and equipment	$51	$143
Consideration payable related to asset acquisition	$536	$407
The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Formation and Business of the Company
Establishment Labs Holdings Inc. and its wholly owned subsidiaries (collectively “the Company”) is a global company that manufactures and markets innovative medical devices for aesthetic and reconstructive plastic surgery. The Company was established in the British Virgin Islands on October 9, 2013, at which time Establishment Labs, S.A., the Costa Rican manufacturing company, was reincorporated as a wholly-owned subsidiary. As of March 31, 2022, the Company also has wholly-owned subsidiaries in the United States (JAMM Technologies, Inc. and Motiva USA LLC), Brazil (Establishment Labs Produtos para Saude Ltda), Belgium (European Distribution Center Motiva BVBA), France (Motiva Implants France SAS), Sweden (Motiva Nordica AB), Switzerland (JEN-Vault AG), the United Kingdom (Motiva Implants UK Limited), Italy (Motiva Italy S.R.L), Spain (Motiva Implants Spain, S.L.), Austria (Motiva Austria GmbH), Germany (Motiva Germany GmbH) and Argentina (Motiva Argentina S.R.L). Substantially all of the Company’s revenues are derived from the sale of silicone gel-filled breast implants, branded as Motiva Implants.
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
The Company is pursuing regulatory approval to commercialize its products in the United States. The Company received approval for an investigational device exemption, or IDE, from the United States Food and Drug Administration, or FDA, in March 2018 to initiate a clinical trial in the United States for its Motiva Implants. In August 2019, the Company completed all patient surgeries for the IDE aesthetic cohorts, which include primary augmentation and revision. In the fourth quarter of 2021, the Company initiated a modular pre-market approval, or PMA, submission process with the FDA and submitted the first of four expected modules. As of March 31, 2022, the Company is continuing to enroll subjects in the remaining reconstruction cohort. In April 2022, the Company released preliminary results of the two-year patient follow-up data for the primary augmentation cohort of its IDE clinical trial.
2.    Summary of Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2022 as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s audited consolidated financial statements as of December 31, 2021 and 2020 and for the years ended 2021, 2020 and 2019. Below are those policies with current period updates.
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
The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the years ended December 31, 2021, 2020 and 2019 presented in the Company’s Form 10-K filed with the SEC on March 1, 2022.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The condensed consolidated financial statements include the Company’s accounts and those of its wholly owned subsidiaries as of March 31, 2022 as follows:

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
Unaudited Interim Condensed Consolidated Financial Information
The accompanying interim condensed consolidated financial statements as of March 31, 2022 and for the three months ended March 31, 2022 and 2021, and the related interim information contained within the notes to the condensed consolidated financial statements, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to state fairly the Company’s financial position as of March 31, 2022, and the results of its operations and cash flows for the three months ended March 31, 2022 and 2021. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full fiscal year 2022, or for any future period.
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
For the three months ended March 31, 2022 and 2021, Brazil accounted for 17.4% and 10.6%, respectively, of consolidated revenue and no other individual country exceeded 10% of consolidated revenue, on a ship-to

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
destination basis.
The majority of the Company’s consolidated total assets, including cash and tangible assets, is held in the United States. The Company’s long-lived assets, which primarily consist of property and equipment and intangible assets located in Costa Rica represented 88% and 84% of the total long-lived assets as of March 31, 2022 and December 31, 2021, respectively.
Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Significant accounting estimates and management judgments reflected in the condensed consolidated financial statements include items such as accounts receivable valuation and allowances, inventory valuation and allowances, valuation of acquired intangible assets, valuation of derivatives and valuation of deferred income tax assets, including tax valuation allowances. Estimates are based on historical experience, where applicable, and other assumptions believed to be reasonable by management. Actual results may differ from those estimates under different assumptions or conditions.
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
Substantially all of the Company’s revenues were derived from the sale of Motiva Implants. During the three months ended March 31, 2022 and 2021, no customer accounted for more than 10% of the Company’s revenue. No customers accounted for more than 10% of the Company’s trade accounts receivable balance as of March 31, 2022. One customer accounted for 11.8% of the Company’s trade accounts receivable balance as of December 31, 2021.
The Company relies on NuSil Technology, LLC, or NuSil, as the sole supplier of medical-grade silicone used in Motiva Implants. During the three months ended March 31, 2022 and 2021, the Company had purchases of $7.3 million, or 31.4% of total purchases, and $4.3 million, or 55.8% of total purchases, respectively, from NuSil. As of March 31, 2022 and December 31, 2021, the Company had an outstanding balance owed to this vendor of $2.7 million and $2.5 million, respectively.
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
The COVID-19 outbreak caused a material disruption of the operations of the Company and its suppliers and customers in fiscal 2020 and, to a lesser degree, in fiscal 2021 and resulted in delayed clinical trial enrollment within the reconstruction cohort of its IDE clinical trial in the United States. However, to date, the impact from the COVID-19 outbreak has not had a material effect on the Company’s liquidity or financial position. The full extent of

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
any future impact of the continuing outbreak, related business and travel restrictions, and changes to behavior intended to reduce its spread is uncertain and continues to evolve globally. Management continues to monitor the impact that the COVID-19 pandemic is having on the Company, the breast aesthetics and reconstruction market and the economies in which the Company operates.
Cash
The Company’s cash consists of cash maintained in checking and interest-bearing accounts. The majority of the Company’s cash is held at two financial institutions in the United States. The Company accounts for financial instruments with original maturities of three months or less at the date of purchase as cash equivalents. The Company held no cash equivalents as of March 31, 2022 or December 31, 2021.
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
Inventory and Cost of Revenue
Inventory is stated at the lower of cost to purchase or manufacture the inventory or the net realizable value of such inventory. Cost is determined using the standard cost method which approximates actual costs using the first-in, first-out basis. The Company regularly reviews inventory quantities considering actual losses, projected future demand, and remaining shelf life to record a provision for excess and slow-moving inventory. An inventory reserve of $2.6 million and $1.2 million has been recorded as of March 31, 2022 and December 31, 2021, respectively.
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
Shipping and Handling Costs
Shipping and handling costs are expensed as incurred and are included in selling, general and administrative, or SG&A, expenses. For the three months ended March 31, 2022 and 2021, shipping and handling costs were $1.4 million and $1.2 million, respectively.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
The Company recognizes revenue when title to the product and risk of loss transfer to customers, provided there are no remaining performance obligations required of the Company or any written matters requiring customer acceptance. The Company allows for the return of product from direct customers in certain regions in limited instances within fifteen days after the original sale and records estimated sales returns as a reduction of sales in the same period revenue is recognized. Appropriate reserves are established for anticipated sales returns based on historical experience, recent gross sales and any notification of pending returns. Actual sales returns in any future period are inherently uncertain and thus may differ from the estimates. If actual sales returns differ significantly from the estimates, an adjustment to revenue in the current or subsequent period is recorded. As of March 31, 2022 and December 31, 2021, an allowance of $3,000 and $10,000 was recorded for product returns, respectively.
A portion of the Company’s revenue is generated from the sale of consigned inventory maintained at physician, hospital, or clinic locations. For these products, revenue is recognized at the time the Company is notified by the consignee that the product has been implanted, not when the consigned products are delivered to the consignee’s warehouse.
Revenue was generated in these primary geographic markets:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Europe	$14,339	$12,693
Latin America	12,186	8,001
Asia-Pacific/Middle East	11,620	9,495
Other	307	147
	$38,452	$30,336

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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
During the year ended December 31, 2021, there was no impairment of goodwill or intangible assets based on the qualitative assessments performed by the Company. As of March 31, 2022, no triggering events have occurred which would indicate that the acquired intangible asset values may not be recoverable.
Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. There were no impairment charges, or changes in estimated useful lives recorded during the year ended December 31, 2021. As of March 31, 2022, no triggering events have occurred which would indicate that the acquired long-lived asset values may not be recoverable.
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
There were no material uncertain tax positions in fiscal 2021 or for the three months ended March 31, 2022.
Foreign Currency
The financial statements of the Company’s foreign subsidiaries whose functional currencies are the local currencies are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, stockholders’ equity at the historical rates of exchange, and income and expense amounts at the average exchange rate for the period. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in “Accumulated other comprehensive income” as equity in the condensed consolidated balance sheet. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses resulting from foreign currency transactions are included within “Other income (expense), net” in the condensed consolidated statements of operations. For the three months ended March 31, 2022 foreign currency transaction gain amounted to $2.8 million compared to a foreign currency transaction loss of $2.7 million for the three months ended March 31, 2021.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following recent accounting pronouncements issued by the FASB could have a material effect on the Company’s financial statements:
Recently Adopted Accounting Standards
In August 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). The new guidance eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. This standard is currently effective. The Company adopted ASU 2019-12 as of January 1, 2022. The adoption did not have a material impact upon the Company’s financial position and results of operations.
3.     Balance Sheet Accounts
Inventory, Net

	March 31, 2022	December 31, 2021

	(in thousands)
Raw materials	$7,609	$8,519
Work in process	1,861	1,396
Finished goods	19,068	18,492
	$28,538	$28,407

As of March 31, 2022 and December 31, 2021, $4.2 million and $3.5 million of inventory was on consignment, respectively.
Prepaid Expenses and Other Current Assets

	March 31, 2022	December 31, 2021

	(in thousands)
Prepaid insurance	$2,082	$2,315
Prepaid raw materials and accessories	386	577
Prepaid warranty and distribution rights	174	516
Prepaid U.S. clinical trial costs	761	412
Prepaid taxes	735	551
Other	2,995	2,641
	$7,133	$7,012

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Property and Equipment, Net

	March 31, 2022	December 31, 2021

	(in thousands)
Machinery and equipment	$10,442	$10,240
Construction in process	7,725	3,174
Building improvements	6,804	6,713
Furniture and fixtures	5,126	4,761
Building	2,472	2,472
Leasehold improvements	2,192	2,118
Land	802	802
Vehicles	272	268
Total	35,835	30,548
Less: Accumulated depreciation and amortization	(12,534)	(11,890)
	$23,301	$18,658

For each of the three months ended March 31, 2022 and 2021, depreciation and amortization expense related to property and equipment was $0.6 million.
The Company entered into finance leases relating to equipment and vehicles and recorded the fair value of the lease payments on the initial contract date and is amortizing the assets over the term of the leases. As of each of March 31, 2022 and December 31, 2021 the gross asset value for finance lease assets was $1.4 million. Depreciation expense for assets under finance leases was $25,000 and $43,000 for the three months ended March 31, 2022 and 2021, respectively.
In August 2021, the Company entered into a contract with the Zona Franca Coyol, S.A., or CFZ, to begin construction of a new manufacturing facility in Costa Rica. The costs for improvement of the land and construction of a cold shell building are being paid for by CFZ while the Company is paying for internal improvements and customization. Upon completion, the Company will have the option to purchase the title to the land and cold shell building for approximately $12.6 million or to lease the facility at a to be determined price. Subject to purchase of the land and cold shell building, the Company will have the option to buy an adjacent lot of land for approximately $2.8 million and engage CFZ to construct an additional manufacturing facility.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Accrued Liabilities
Accrued liabilities consisted of the following:

	March 31, 2022	December 31, 2021

	(in thousands)
Performance bonus	$4,495	$3,346
Payroll and related expenses	4,342	3,904
Bonus feature of stock option grants	5,968	5,570
Operating lease liabilities - current	405	402
Commissions	951	1,138
Professional and legal services	914	819
Warranty reserve	170	167
Cash payable for asset acquisitions - contingent consideration	—	137
Other	812	753
	$18,057	$16,236

Other Liabilities, Short-Term
Other liabilities, short-term consisted of the following:

	March 31, 2022	December 31, 2021

	(in thousands)
Deferred revenue	$1,266	$769
Cash payable for asset acquisitions	536	409
	$1,802	$1,178

Other Liabilities, Long-Term
Other liabilities, long-term consisted of the following:

	March 31, 2022	December 31, 2021

	(in thousands)
Deferred revenue	$1,821	$2,392

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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company’s goodwill and most intangibles at March 31, 2022 are the result of previous asset and business acquisitions. Finite-lived intangibles are amortized over their estimated useful lives based on expected future benefit.
In addition to the intangibles acquired, the Company capitalized certain patent and license rights as identified intangibles based on patent and license rights agreements entered into over the past several years. Additionally, the Company capitalized certain software development costs.
There were no changes in the carrying amount of goodwill during the three months ended March 31, 2022:

	Balance as of January 1, 2022	Additions	Accumulated Impairment Losses	Balance as of March 31, 2022

	(in thousands)
Goodwill	$465	$—	$—	$465

The carrying amounts of these intangible assets other than goodwill as of March 31, 2022 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives

	(in thousands)			(in years)
Patents and license rights	$1,757	$(1,179)	$578	7-12
Customer relationships	2,033	(1,849)	184	4-10
510(k) authorization	567	(241)	326	15
Developed technology	62	(53)	9	10
Capitalized software development costs	4,010	(971)	3,039	2-5
Other	75	(32)	43	2-5
Capitalized patents and license rights not yet amortized	291	—	291
	$8,795	$(4,325)	$4,470

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The carrying amounts of intangible assets other than goodwill as of December 31, 2021 were as follows:

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

The amortization expense associated with intangible assets was $0.3 million for each of the three months ended March 31, 2022 and 2021. Non-product related amortization is recorded in SG&A while product related amortization is recorded in cost of revenue.
As of March 31, 2022, the amortization expense related to identifiable intangible assets, with definite useful lives, in future periods is expected to be as follows:

Year Ending December 31,	(in thousands)
2022 (remaining)	$902
2023	931
2024	857
2025	689
2026	403
Thereafter	397
Total	$4,179

The Company evaluates the recoverability of goodwill and indefinite-lived intangible assets annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. During the year ended December 31, 2021, there was no impairment of goodwill or intangible assets based on the qualitative assessments performed by the Company. As of March 31, 2022, no triggering events have occurred which would indicate that the acquired intangible asset values may not be recoverable.
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
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy at period end:

	Fair Value Measurements at March 31, 2022
	Total	Level 1	Level 2	Level 3

	(in thousands)
Liabilities
Madryn put option liability	$1,099	$—	$—	$1,099

	Fair Value Measurements at December 31, 2021
	Total	Level 1	Level 2	Level 3

	(in thousands)
Liabilities
Madryn put option liability	$703	$—	$—	$703

The fair value measurement of derivatives is based on significant inputs not observed in the market and thus represents a Level 3 measurement.
In August 2017, the Company entered into a credit agreement, or the Madryn Credit Agreement, with Madryn Health Partners, LP, or Madryn, as administrative agent, and a syndicate of lenders (see Note 6). The Company determined that the Madryn Credit Agreement contained put options related to early redemption mandatory prepayment terms in case of change in control or an event of default and a call option related to voluntary repayment option. The Company allocated a fair value of $15.1 million for these identified embedded derivatives as a debt discount on the original commitment date. An additional $5.0 million and $1.6 million debt discount was recorded on respective borrowing dates when the Company met the required milestones and borrowed an additional $10.0 million in 2017 and $25.0 million in 2019. The Company revalued the options as of each reporting period and recorded the change in the fair value in the consolidated statements of operations as other income or expense.
Valuation of the embedded derivatives is complex and requires interest rate simulation, capturing optimal decision making process as interest rate fluctuates and estimating the resultant bond valuation and the resultant pay-off to the option holder. The Company estimated the fair value of the embedded redemption options based on a “with” and “without” approach using the Black-Derman-Toy model, a form of the Binomial Lattice Model that captures interest rate variability and the prepayment optionality. The Binomial Lattice Model allows for the possibility of exercise before the end of the option’s life and considers future interest rates, volatility and other data with

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
regards to the Company’s credit rating and credit spread. The value of the embedded derivatives was based on the difference between the “with” and “without” analysis. The probability of a change in control occurring was determined to be 50% (cumulative probability through the maturity date) at March 31, 2022 and December 31, 2021.
The Company used the following assumptions to value Madryn derivatives:
Madryn Put Option Liability

	March 31, 2022	December 31, 2021
Interest rate volatility	29.2%	25.8%
Market yield rate	7.3%	6.8%
Term (in years)	3.50	3.75
Dividend yield	—	—

The estimates are based, in part, on subjective assumptions and could differ materially in the future.
During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at fair value using Level 3 inputs. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the three months ended March 31, 2022 or during the year ended December 31, 2021.
The fair value of the debt redemption feature liability includes the estimated market rate (credit spread and risk-free rate) and volatility. The higher/lower the estimated volatility, the higher/lower the value of the debt redemption feature liability. The higher/lower the estimated market rate, the higher/lower the value of the debt redemption feature liability.
The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments as follows:

Madryn Put Option Liability
Balance at December 31, 2021	$703
Change in fair value	396
Balance at March 31, 2022	$1,099

Balance at December 31, 2020	$1,440
Change in fair value	(230)
Balance at March 31, 2021	$1,210

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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Motiva Implants Spain, S.L. and Motiva Germany GmbH, wholly-owned subsidiaries of the Company, as guarantors to the Madryn Credit Agreement.
The Madryn Credit Agreement, as amended, provided for term loans in a maximum aggregate principal amount of $65.0 million.
In connection with the Madryn Credit Agreement, the Company and certain of its subsidiaries granted a security interest in substantially all of their respective assets, including, without limitation, intellectual property, and pledges of certain shares of the Company’s subsidiaries, subject to certain excluded collateral exceptions.
The Madryn Credit Agreement contained customary affirmative and negative covenants, including, but not limited to, restrictions on the ability of the Company and its subsidiaries to incur additional indebtedness, create liens, make certain investments, make restricted payments, enter into or undertake certain liquidations, mergers, consolidations or acquisitions and dispose of assets or subsidiaries. In addition, the Madryn Credit Agreement required the Company to maintain minimum revenues and liquidity.
Borrowings under the Madryn Credit Agreement bore interest at a rate equal to 3-month LIBOR plus 8.0% per annum provided that no default had occurred. In an event of a default, the interest would increase by an additional 4.0% per annum. The effective interest rate under the amended Madryn Credit Agreement was 18.4%, and the weighted average interest rate was approximately 10.6% at March 31, 2022. The Company incurred $1.7 million in interest expense in connection with Madryn Credit Agreement during each of the three months ended March 31, 2022 and 2021. No principal payments were due on the term loans until the final maturity date on September 30, 2025 (see Note 14).
The Company also determined that the Madryn Credit Agreement contained put options which are mandatory repayment provisions related to liquidity events or an event of default and a call option related to voluntary repayment option. The Company allocated a fair value of $15.1 million for these embedded derivatives as a debt discount on the original commitment date in August 2017. An additional $5.0 million and $1.6 million debt discount was recorded on respective borrowing dates when the Company met the required milestones and borrowed an additional $10.0 million in the fourth quarter of fiscal 2017 and $25.0 million in August 2019. The Company revalued the embedded derivatives as of each reporting period and recorded the change in the fair value in the consolidated statements of operations as other income or expense (see Note 5).
The Company recorded Madryn debt on the balance sheet as follows:

	March 31, 2022	December 31, 2021

	(in thousands)
Principal	$65,000	$65,000
Net unamortized debt discount and issuance costs	(12,514)	(13,094)
Net carrying value of Madryn debt	$52,486	$51,906

As of March 31, 2022, the Company was in compliance with all financial debt covenants.
On April 26, 2022, the Company entered into a Credit Agreement and Guaranty, or the Credit Agreement, together with certain of its subsidiaries party thereto as guarantors, the lenders from time to time party thereto, or the Lenders, and Oaktree Fund Administration, LLC, as administrative agent for the Lenders (in such capacity, the “Administrative Agent”), pursuant to which the Lenders agreed to make term loans to the Company in an aggregate principal amount of up to $225 million with a first tranche of $150 million advanced on April 26, 2022. A portion of the first tranche was used to repay the outstanding principal and interest under the Madryn Credit Agreement in full, including the early repayment penalty of $6.5 million (see Note 14).

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
Total lease cost includes the following components for the three months ended March 31, 2022 and 2021, as well as for the year ended December 31, 2021:

	March 31, 2022	March 31, 2021
	(in thousands)
Operating lease expense cost	$147	$167

Finance lease costs
Interest expense	1	3
Amortization expense	25	35
Total finance lease costs	$26	$38

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	March 31, 2022	December 31, 2021
Supplemental balance sheet information	(in thousands)
Operating leases
Operating lease right-of-use assets	$2,113	$2,206
Operating lease liabilities - short-term	405	402
Operating lease liabilities - long-term	1,805	1,900
Total operating lease liabilities	$2,210	$2,302

Finance leases
Finance lease right-of-use assets	$187	$154
Finance lease liabilities - short-term	12	13
Finance lease liabilities - long-term	30	—
Total finance lease liabilities	$42	$13

Weighted-average remaining lease term (years)
Operating leases	5.2	5.5
Finance leases	4.0	0.8

Weighted-average discount rate (%)
Operating leases	10.4%	10.4%
Finance leases	8.2%	8.3%

	March 31, 2022	March 31, 2021
Cash paid for amounts included in the measurement of lease liabilities	(in thousands)
Operating cash outflows from operating leases	$147	$160
Operating cash outflows from finance leases	$1	$3
Financing cash outflows from finance leases	$7	$55

ROU assets obtained in exchange for new lease liabilities
Operating leases	$—	$—
Finance leases	$36	$—

Maturities of lease liabilities as of March 31, 2022 were as follows:

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Years Ending December 31,	Operating Leases	Finance Leases
	(in thousands)
2022	$416	$14
2023	535	9
2024	504	9
2025	429	9
2026	404	9
Thereafter	436	—
Total future minimum lease payments	2,724	50
Less: Amount of lease payments representing interest	(514)	(8)
Present value of future minimum lease payments	$2,210	$42

8.    Shareholders’ Equity
Under the Memorandum of Association and Articles of Association, or Articles, in effect as of March 31, 2022 and December 31, 2021, the Company had authorized an unlimited number of common shares with no par value.
As of March 31, 2022 and December 31, 2021, 24,602,156 and 24,488,335 common shares, respectively, were issued and 24,194,086 and 24,080,265 common shares, respectively, were outstanding.
During the three months ended March 31, 2022, the Company granted stock options and RSUs to employees (see Note 10).
The Company had reserved common shares for future issuances as follows:

	March 31, 2022	December 31, 2021
Warrants to purchase common shares	5,500	5,500
Options to purchase common shares	1,956,119	2,098,087
Remaining shares available under the 2018 Equity Incentive Plan	2,558,834	1,780,687
Shares issuable on vesting of grants of RSUs	21,025	3,982
Remaining shares available under the 2018 ESPP	848,000	661,000
Total	5,389,478	4,549,256

9.    Warrants
In March 2017, the Company issued warrants for the purchase of 145,000 Class B ordinary shares to parties related to Rockport Ventures, with a fixed exercise price of $3.80 per share.
During the three months ended March 31, 2022, no warrants were exercised. As of each of March 31, 2022 and December 31, 2021, 5,500 warrants to purchase the Company’s common shares were outstanding and

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
exercisable:

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
In 2018, the Board of Directors terminated the 2015 Plan and approved the 2018 Equity Incentive Plan, or the 2018 Plan, with an initial reserve of 1,500,000 common shares. Under the 2018 Plan, the Company may grant stock options, equity appreciation rights, RSUs and RSAs. If an award granted under the 2018 Plan expires, terminates, is unexercised, or is forfeited, or if any shares are surrendered in connection with an incentive award, the shares subject to such award and the surrendered shares become available for further awards under the 2018 Plan.
Pursuant to the “evergreen” provision contained in the 2018 Plan, the number of common shares reserved for issuance under the 2018 Plan automatically increases on first day of each fiscal year, commencing on January 1, 2019, in an amount equal to the least of (1) 750,000 shares, (2) 4% of the total number of the Company’s common shares outstanding on the last day of the preceding fiscal year, or (3) a number of common shares as may be determined by the Company’s Board of Directors prior to any such increase date. On each of January 1, 2019, 2020, 2021 and 2022 the number of common shares authorized for issuance increased automatically by 750,000 shares in accordance with the evergreen provision, increasing the number of common shares reserved under the 2018 Plan to 4,500,000 as of March 31, 2022.
During the periods presented, the Company recorded the following share-based compensation expense for stock options and restricted stock awards:

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Sales, general and administrative	$2,967	$1,146
Research and development	467	611
Total	$3,434	$1,757

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Stock Options

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2021	2,098,087	$37.49	7.67	$67,357
Granted (weighted-average fair value $45.54 per share)	11,045	33.44
Exercised	(113,821)	14.96
Forfeited/canceled	(39,192)	33.02
Balances at March 31, 2022	1,956,119	$38.87	7.55	$60,107

As of March 31, 2022, 894,656 options were vested and exercisable with weighted-average exercise price of $21.26 per share and a total aggregate intrinsic value of $41.5 million.
During the three months ended March 31, 2022, 113,821 options were exercised at a weighted-average price of $14.96 per share. The intrinsic value of the options exercised during the three months ended March 31, 2022 and 2021 was $5.0 million and $7.3 million, respectively. Upon the exercise of stock options, the Company issued new shares from its authorized shares.
At March 31, 2022, unrecognized compensation expense was $24.8 million related to stock options granted to employees and members of the Board of Directors and $1.0 million related to stock options granted to consultants. The weighted-average period over which such compensation expense will be recognized is 2.3 years.
Stock Options Granted to Employees
Share-based compensation expense for employees is based on the grant date fair value. The Company recognizes compensation expense for all share-based awards ratably on a straight-line basis over the requisite service period of the awards, which is generally the vesting term of four years. During the three months ended March 31, 2022 and 2021, the Company recognized $2.9 million and $1.1 million, respectively, of share-based compensation expense for stock options granted to employees.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
The fair value of stock options granted to employees was estimated using the following assumptions:

	Three Months Ended March 31,
	2022	2021
Volatility	59%	60%
Risk-free interest rate	1.6%	0.7% - 1.1%
Term (in years)	6.25	6.25
Dividend yield	—	—

Stock Options Granted to Non-Employees
Share-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned using an accelerated attribution method. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered. For the three months ended March 31, 2022 and 2021, the Company recognized a benefit of $37,000 and an expense of $0.5 million, respectively, for stock options granted to consultants.
The fair value of stock options granted to consultants was estimated using the following assumptions during the following periods presented:

Three Months Ended March 31,
2021
Volatility	60%
Risk-free interest rate	1.6%
Term (in years)	10
Dividend yield	—

The Company did not grant any stock options to consultants in the three months ended March 31, 2022.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Restricted Stock
Each vested RSU entitles the holder to be issued one common share. These awards vest according to a vesting schedule determined by the Compensation Committee of the Company’s Board of Directors, generally over a one to four year period.
The following table represents RSU activity for fiscal 2022:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding unvested at December 31, 2021	3,982	$69.05
Granted	17,043	49.87
Vested	—	—
Forfeited/canceled	—	—
Outstanding unvested at March 31, 2022	21,025	$53.50

The fair value of restricted stock is the grant date market value of common shares. The Company recognizes share-based compensation expense related to restricted stock using a straight-line method over the vesting term of the awards. The share-based compensation expense for restricted stock that vested during the three months ended March 31, 2022 and 2021, was $0.6 million and $0.2 million, respectively, which was calculated based on the market value of the Company’s common shares on the applicable grant date.
As of March 31, 2022, the Company had unrecognized share-based compensation cost of approximately $0.5 million associated with unvested awards of restricted stock. This cost is expected to be recognized over a weighted-average period of approximately 0.5 years.
11.    Net Loss Per Share
The following table summarizes the computation of basic and diluted net loss per share for the periods presented:

	Three Months Ended March 31,
	2022	2021
	(in thousands, except share and per share data)
Numerator:
Net loss	$(5,933)	$(6,948)
Denominator:
Weighted average common shares used for basic and diluted earnings per share	24,310,856	23,827,137

Net loss per share:
Basic and diluted	$(0.24)	$(0.29)

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
The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares:

	Three Months Ended March 31,
	2022	2021
Options to purchase common shares	1,768,619	1,900,825
Shares issuable on vesting of grants of restricted stock	21,025	42,685
Warrants to purchase common shares	5,500	5,500
Total	1,795,144	1,949,010

12.    Related Party Transactions
During the three months ended March 31, 2022 and 2021, the Company recorded revenue of $0.4 million and $0.2 million, respectively, for product sales to Herramientas Medicas, S.A., a distribution company owned by a family member of the Chief Executive Officer of the Company. Accounts receivable owed to the Company from this distribution company amounted to approximately $0.5 million and $0.4 million as of March 31, 2022 and December 31, 2021, respectively.
In 2016, the Company also entered into a separate agreement with Dr. Chacón Quirós, the brother of the Company’s Chief Executive Officer Juan José Chacón Quirós, to maintain his clinic in Costa Rica as a MotivaImagine Excellence Center and to host and train physicians in the use of the Company products in relevant procedures, among other services, in exchange for cash reimbursement of up to $4,500 per day that such services are rendered. In December 2020, Dr. Chacón Quirós was granted options to purchase 22,068 common shares vesting over four years in equal annual installments, provided that he continues to provide these services at such times. During the three months ended March 31, 2022 and 2021, the Company paid Dr. Chacón Quirós approximately $32,000 and $93,000, respectively, for services rendered.
13.     Commitments and Contingencies
Contingencies
Periodically, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual or disclosure at March 31, 2022 and 2021.
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
14.    Subsequent Events
Refinancing of Credit Agreement
On April 26, 2022, or the Closing Date, the Company entered into the Credit Agreement pursuant to which the Lenders agreed to make term loans to the Company in an aggregate principal amount of up to $225 million, or collectively, the Term Loans.
Pursuant to the terms of the Credit Agreement, the Term Loans will be advanced in four tranches:
•The first tranche, or the Tranche A Term Loan, was advanced in the amount of $150 million on the Closing Date.
•The second tranche, or the Tranche B Term Loan, of $25 million will be advanced at the Company’s election prior to September 30, 2023, subject to satisfaction of specified gross sales thresholds and subject to the other terms and conditions of the Credit Agreement.
•The third tranche, or the Tranche C Term Loan, of $25 million will be advanced at the Company’s election prior to March 31, 2024, subject to the Administrative Agent having received either (a) evidence that specified FDA approvals have been issued or (b) evidence that specified gross sales thresholds have been met, and subject to the other terms and conditions of the Credit Agreement.
•The fourth tranche, or the Tranche D Term Loan, of $25 million will be advanced at the Company’s election prior to December 31, 2024, subject to the Administrative Agent having received both (a) evidence that specified FDA approvals have been issued and (b) evidence that specified gross sales thresholds have been met (the satisfaction of both (a) and (b), the “Tranche D Funding Milestone”), and subject to the other terms and conditions of the Credit Agreement.
The Term Loans will mature on the 5-year anniversary of the Closing Date, or the Maturity Date. The Term Loans accrue interest at a rate equal to 9% per annum or, at any time following the Tranche D Funding Milestone, 8.25% per annum. Accrued interest is due and payable in cash on the last business day of March, June, September, and December of each year, commencing on June 30, 2022; provided, however, that prior to the 2nd anniversary of the Closing Date, the Company may pay an amount of interest on the outstanding Term Loans corresponding to 600 basis points of the interest rate in kind on each applicable payment date, subject to prior written notice delivered to the Administrative Agent. Each of the Term Loans will be subject to original issue discount of 2% of the principal amount thereof upon the drawing of each applicable tranche. Upon any payment or prepayment in full or in part of the Term Loans, whether voluntary or involuntary, the Company is required to pay an exit fee equal to 3% of the principal amount of the Term Loan paid, or the Exit Fee.
The Company may elect to prepay all or any portion of the amounts owed prior to the Maturity Date, provided that the Company provides notice to the Administrative Agent, the amount is not less than $5 million, and the amount is accompanied by all accrued and unpaid interest thereon through the date of prepayment, plus the applicable yield protection premium and the applicable Exit Fee. Prepayments of the Term Loans prior to the 2nd anniversary of the Closing Date will be accompanied by a yield protection premium equal to the sum of all interest that would have accrued through such 2nd anniversary plus 4% of the principal amount so prepaid. Prepayments of the Term Loans after the 2nd anniversary will be accompanied by a yield protection premium equal to 4% of the principal amount so prepaid if made prior to the 3rd anniversary of the Closing Date, 2% if made on or after the 3rd anniversary of the Closing Date but prior to the 4th anniversary of the Closing Date, and 0% if made on or after the 4th anniversary of the Closing Date. If the Term Loans are accelerated following the occurrence of an event of default, the Company shall immediately pay to Lenders the sum of all obligations for principal, accrued interest, the applicable yield maintenance premium and the applicable Exit Fee.
Pursuant to the Credit Agreement, the obligations of the Company are guaranteed by its subsidiaries that are party thereto as guarantors. On the Closing Date, the Company and such subsidiaries entered into a U.S. Security Agreement in favor of the Administrative Agent on behalf of Lenders, or the U.S. Security Agreement. Pursuant to the U.S. Security Agreement, the Company and its subsidiaries party thereto granted the

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Administrative Agent a security interest in substantially all of its personal property, rights and assets to secure the payment of all amounts owed to Lenders under the Credit Agreement.
The Credit Agreement contains customary affirmative and restrictive covenants and representations and warranties. The Company and its subsidiaries are bound by certain affirmative covenants setting forth actions that are required during the term of the Credit Agreement, including, without limitation, certain information delivery requirements, obligations to maintain certain insurance, and certain notice requirements. Additionally, the Company and its subsidiaries are bound by certain restrictive covenants setting forth actions that are not permitted to be taken during the term of the Credit Agreement without prior written consent, including, without limitation, incurring certain additional indebtedness, consummating certain mergers, acquisitions or other business combination transactions, or incurring any non- permitted lien or other encumbrance on the assets of the Company or any of its subsidiaries. The Credit Agreement also contains other customary provisions, such as confidentiality obligations and indemnification rights for the benefit of Lenders. The Credit Agreement contains financial covenants requiring (a) the Company to maintain minimum liquidity of at least $20 million from and after the Closing Date or $25 million from and after the funding of the Tranche B Term Loans, and (b) for each fiscal quarter until gross sales of the Company and its subsidiaries for any 12-consecutive month period are no less than $200 million, minimum gross sales of the Company and its subsidiaries for each consecutive 12-month period ending on the last day of each fiscal quarter in excess of 50% of specified target gross sales for such period. The Credit Agreement provides for a customary equity cure right in the event the Company fails to comply with the minimum gross sales covenant.
As of May 10, 2022, $150.0 million was outstanding under the Credit Agreement.
A portion of the proceeds from the Term Loans were used to repay in full the $65.0 million in aggregate principal amount outstanding under the Madryn Credit Agreement, and the Madryn Credit Agreement was terminated.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q. See “Special Note Regarding Forward-Looking Statements” above.
Overview
Our line of silicone gel-filled breast implants, branded as Motiva Implants, is the centerpiece of our medical technology platform. Our post-market surveillance data (which was not generated in connection with a United States Food and Drug Administration, or FDA, pre-market approval, or PMA, study but was patient or practitioner reported rather than collected at defined follow-ups) and published third-party data indicates that Motiva Implants show low rates of adverse events (including rupture, capsular contracture, and safety related reoperations) that we believe compare favorably with those of our competitors. We believe the proprietary technologies that differentiate our Motiva Implants enable improved safety and aesthetic outcomes and drive our revenue growth. We have developed other complementary products and services, which are aimed at further enhancing patient outcomes.
We have devoted a majority of our resources since inception to developing our Motiva Implants, which we began selling in October 2010. We have incurred net losses in each year since inception, and we have financed our operations primarily through equity financings and debt financings.
Our revenue for the three months ended March 31, 2022 and 2021 was $38.5 million and $30.3 million, respectively, an increase of $8.1 million, or 26.8%. Net losses were $5.9 million for the three months ended March 31, 2022 as compared to $6.9 million for the three months ended March 31, 2021. As of March 31, 2022 we had an accumulated deficit of $212.3 million.
Our cash balance as of March 31, 2022 was $44.7 million. In April 2022, we entered into a Credit Agreement and Guaranty, or the Credit Agreement, together with certain of our subsidiaries as guarantors, the lenders from time to time party thereto, or the Lenders, and Oaktree Fund Administration, LLC, as administrative agent for the Lenders, pursuant to which the Lenders agreed to make term loans to the Company in an aggregate principal amount of up to $225 million. The first tranche was advanced in the amount of $150 million on April 26, 2022. A portion of the proceeds from the first tranche was used to repay in full the $65.0 million in aggregate principal amount outstanding under the Madryn Credit Agreement (as defined below), including the $6.5 million early repayment penalty, and the Madryn Credit Agreement was terminated. See Note 14 “Subsequent Events” for additional information.
We are in the process of expanding our manufacturing facilities and corporate offices in the Coyol Free Zone in Costa Rica, or CFZ. The current $45.6 million estimate for the first phase of the project includes approximately 100,000 square feet of facility space and would initially increase our manufacturing capacity by approximately 730,000 units per year. Additional phases of the project may be executed, at our option, to further expand manufacturing capacity at the facility. We held the groundbreaking ceremony for our new Sulàyöm Innovation Campus in Costa Rica in the second quarter of 2021 and construction began following finalization and execution of certain contractual arrangements in the third quarter of 2021. The costs for improvement of the land and construction of a cold shell building are being paid by the CFZ, while we are paying for internal improvements and construction. Establishment Labs maintains the option to purchase the land and cold shell building upon completion of the cold-shell construction. See Note 3, “Balance Sheet Accounts” for additional information regarding this construction project and our right to purchase the title to the land and cold shell building currently under construction.
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
We commenced sales of our Motiva Implants in October 2010 and these products have historically accounted for the majority of our revenues. Sales of our Motiva breast implants accounted for over 96% of our revenues for the three months ended March 31, 2022, and we expect our revenues to continue to be driven primarily by sales of these products. We primarily derive revenue from sales of our Motiva Implants to two types of customers: (1) medical distributors and (2) direct sales to physicians, hospitals, and clinics.
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
Interest Expense
Interest expense consists primarily of cash and non-cash interest related to outstanding debt and amortization of debt discounts. As of March 31, 2022, we had $65.0 million in outstanding principal under our term loans. See Note 14 “Subsequent Events” for additional information.
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
Business Update Regarding COVID-19
The COVID-19 pandemic has presented a substantial public health and economic challenge around the world, resulting in a disruption in our operations in fiscal 2020 and, to a lesser degree, in fiscal 2021. Business uncertainties created by the COVID-19 pandemic have continued in fiscal 2022. We continue to closely monitor developments related to the pandemic and our decisions will continue to be driven by the health and well-being of our employees, our distributor and plastic surgeon customers, and their patients while maintaining operations to support our customers and their patients in the near-term.
•2022 Results: The first quarter of 2022 resulted in record quarterly revenue, which pointed to the recovered global business environment and normalizing medical protocols, especially in Brazil, which continued being impacted by the ongoing pandemic in fiscal 2021 after our other markets, such as Europe, showed normalized business activity. The increase in revenue was driven by an increase in demand, especially in our Latin American markets, and our efforts to expand direct sales in multiple geographies.
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
For additional information on the various risks posed by the COVID-19 pandemic on our business, financial condition and results of operations, please see Item 1A. “Risk Factors” in this report.
Business Update Regarding Ukraine Conflict
In February of 2022, Russia invaded Ukraine and is still engaged in active armed conflict against the country. Our revenue in Russia and Ukraine, in aggregate, accounted for 1.7% and 2.3% of our consolidated net revenue for the three months ended March 31, 2022 and 2021, respectively. We anticipate our revenue from this region to be negatively impacted while the conflict continues.
Consolidated Results of Operations
The following table sets forth our results of operations for the periods presented, in dollars:

	Three Months Ended March 31,
	2022	2021

	(unaudited) (in thousands)
Revenue	$38,452	$30,336
Cost of revenue	13,516	10,246
Gross profit	24,936	20,090
Operating expenses:
Sales, general and administrative	26,913	18,138
Research and development	3,598	4,048
Total operating expenses	30,511	22,186
Loss from operations	(5,575)	(2,096)
Interest expense	(2,292)	(2,195)
Change in fair value of derivative instruments	(396)	230
Other income (expense), net	2,729	(2,722)
Loss before income taxes	(5,534)	(6,783)
Provision for income taxes	(399)	(165)
Net loss	$(5,933)	$(6,948)

Comparison of the Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31,
	2022	2021

	(unaudited) (in thousands)
Revenue	$38,452	$30,336
Cost of revenue	13,516	10,246
Gross profit	$24,936	$20,090
Gross margin	64.8%	66.2%

Revenue
Revenue increased $8.1 million, or 26.8%, to $38.5 million for the three months ended March 31, 2022 as compared to $30.3 million for the three months ended March 31, 2021. The increase was primarily due to share gains in global markets, particularly in our Latin American markets, and the global economies recovering from the COVID-19 pandemic. Our share gains in global markets were driven, in part, by our efforts to expand direct sales in multiple geographies.
Cost of Revenue and Gross Margin
Cost of revenue increased $3.3 million, or 31.9%, to $13.5 million for the three months ended March 31, 2022 compared to $10.2 million for the three months ended March 31, 2021. The increase in cost of revenue is in line with the increase in revenue due to the economic recovery from the COVID-19 pandemic.
Gross margin decreased to 64.8% for the three months ended March 31, 2022 compared to 66.2% for the three months ended March 31, 2021, primarily due to geographic mix shifting from European to Latin American markets in fiscal 2022 and incremental inventory obsolescence for Puregraft inventory in the first quarter of 2022 which had a negative impact on our gross profit of 3.1%.
Operating Expenses

	Three Months Ended March 31,
	2022	2021

	(unaudited) (in thousands)
Operating expenses:
Sales, general and administrative	$26,913	$18,138
Research and development	3,598	4,048
Total operating expenses	$30,511	$22,186

Sales, General and Administrative Expense
SG&A expense increased $8.8 million, or 48.4%, to $26.9 million for the three months ended March 31, 2022, compared to $18.1 million for the three months ended March 31, 2021. The increase in SG&A was primarily due to a $5.6 million increase in personnel and related costs due to increased headcount, a $1.7 million increase in consulting fees in part due to added costs for compliance with Section 404(b) of the Sarbanes-Oxley Act and a $0.6 million increase in commissions due to an increase in sales.
Research and Development Expense
R&D expense decreased $0.5 million, or 11.1%, to $3.6 million for the three months ended March 31, 2022, compared to $4.0 million for the three months ended March 31, 2021. The decrease in R&D expense was primarily due to a $0.4 million decrease in personnel cost as well as a $0.1 million decrease in expenditures related to our IDE clinical trial in the United States, primarily consisting of fees to third parties to manage the clinical trial.
Interest Expense
Interest expense remained consistent at $2.3 million for the three months ended March 31, 2022, compared to $2.2 million for the three months ended March 31, 2021.
Change in Fair Value of Derivative Instruments
Change in fair value of derivative instruments for the three months ended March 31, 2022 resulted in a loss of $0.4 million, compared to a gain of $0.2 million for the three months ended March 31, 2021. The change in fair value of derivative instruments was due to changes in the fair value of Madryn derivatives embedded in the Madryn Credit Agreement we originally entered into in August 2017.
Provision for Income Taxes
Provision for income taxes increased $234,000, or 141.8%, to $399,000 for the three months ended March 31, 2022, compared to $165,000 for the three months ended March 31, 2021. The change in the provision for income taxes is primarily due to increased pre-tax income in certain foreign jurisdictions.
Other Income (Expense), Net
Other income (expense), net increased $5.4 million to income of $2.7 million for the three months ended March 31, 2022, compared to a $2.7 million expense for the three months ended March 31, 2021. The increase was primarily due to the foreign currency fluctuations of Brazilian real and the euro as compared to the U.S. dollar in fiscal 2021 and 2022, resulting in a foreign currency transaction gain of $2.8 million, the majority of which remains unrealized, for the three months ended March 31, 2022, compared to a $2.7 million loss for the three months ended March 31, 2021.

Liquidity and Capital Resources
As of March 31, 2022, we had an accumulated deficit of $212.3 million. Since our inception, we have generated losses and expect to continue to generate losses in the near term. We have financed our operations through a combination of equity financings and debt financings, and from cash generated from operations, primarily from the collection of accounts receivable resulting from sales. Our historical cash outflows have primarily been associated with cash used for operating activities such as expansion of our sales and marketing and distributor infrastructure, investing in inventory, R&D activities, asset acquisitions, capital improvements and other working capital needs. As of March 31, 2022 and December 31, 2021, we had cash of $44.7 million and $53.4 million, respectively.
Our short term liquidity requirements consist primarily of operating expenses and interest payments on our Term Loans (as defined below). We believe that our available cash and cash from operations will be sufficient to satisfy our liquidity requirements for at least the next 12 months, including our contractual and other obligations summarized in our Annual Report on Form 10-K for the year ended December 31, 2021 under “Material Cash Requirements”. Our long-term liquidity needs consist primarily of operating expenses, including expected increases in SG&A and R&D expenses related to our IDE clinical trial and product development and funds necessary to pay for the interest and principal payment on our Term Loans. Our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect.
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
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Three Months Ended March 31,
	2022	2021
	(unaudited) (in thousands)
Net cash provided by (used in):
Operating activities	$(4,840)	$(6,554)
Investing activities	(5,739)	(1,532)
Financing activities	1,695	1,786
Effect of exchange rate changes on cash	125	(273)
Net decrease in cash	$(8,759)	$(6,573)

Net Cash Used in Operating Activities
Net cash used in operating activities of $4.8 million for the three months ended March 31, 2022 was primarily comprised of a net loss of $5.9 million and a $0.4 million change in fair value of financial instruments, partially offset by $2.9 million of unrealized foreign currency gain, $3.4 million of share-based compensation expense, $1.0 million of non-cash depreciation expense, $0.6 million of non-cash interest expense due to accretion of debt discounts, and a $1.4 million change in provision for inventory obsolescence, as well as changes in operating assets and liabilities of $3.0 million.
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
Net Cash Used in Investing Activities
Net cash used in investing activities of $5.7 million for the three months ended March 31, 2022 primarily consisted $4.6 million of cash paid for capital expenditures on construction in progress related primarily to our new manufacturing facility in the Coyol Free Zone in Costa Rica, $0.8 million in purchases of property and equipment, and $0.4 million of purchases of intangibles.
Net cash used in investing activities of $1.5 million for the three months ended March 31, 2021 primarily consisted of $0.8 million in purchases of property and equipment, $0.4 million of cash paid for past asset acquisitions and $0.3 million of purchases of intangibles.
Net Cash Provided by Financing Activities
Net cash provided by financing activities of $1.7 million for the three months ended March 31, 2022 primarily consisted of $1.7 million in proceeds received for stock option exercises which was partially offset by $7,000 in repayments on finance leases.
Net cash provided by financing activities of $1.8 million for the three months ended March 31, 2021 primarily consisted of $1.9 million in proceeds received for stock option exercises, which were partially offset by $55,000 in repayments on finance leases and a $41,000 tax payment related to shares withheld upon vesting of restricted stock.
Material Cash Requirements
Our material cash requirements have not changed materially from those included in our Annual Report on the Form 10-K filed with the SEC on March 1, 2022 except as related to long-term debt as described in the section below.
Indebtedness
On August 24, 2017, we entered into a credit agreement, or the Madryn Credit Agreement, with Madryn Health Partners, LP, or Madryn, as administrative agent, and a syndicate of lenders that matures September 30, 2025.
The Madryn Credit Agreement, as amended, provided for term loans in a maximum aggregate principal amount of $65.0 million, all of which was outstanding as of March 31, 2022.
Borrowings under the Madryn Credit Agreement bore interest at a rate equal to 3-month LIBOR plus 8.0% per annum provided that no default has occurred. In an event of a default, the interest would increase by an additional 4.0% per annum. The effective interest rate under the amended Madryn Credit Agreement was 18.4%, and the weighted average interest rate was approximately 10.6% at March 31, 2022. No principal payments were due on the term loans until the final maturity date on September 30, 2025.
See Note 6 “Debt” for additional information regarding the Madryn Credit Agreement.
On April 26, 2022, or the Closing Date, the Company entered into the Credit Agreement, pursuant to which the Lenders agreed to make term loans to the Company in an aggregate principal amount of up to $225 million, which we collectively refer to as the Term Loans, with the first tranche of $150 million advanced on the Closing Date. Part of the first tranche was used to repay the outstanding principal and interest under the Madryn Credit Agreement in full, including the early repayment penalty of $6.5 million. As of April 26, 2022, $150.0 million was outstanding under the Credit Agreement.
See Note 14 “Subsequent Events” for additional information regarding the Credit Agreement.

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
We identified certain critical accounting policies that affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements in the Form 10-K filed with the SEC on March 1, 2022. We have not made any material changes to these policies as previously disclosed in the Form 10-K.
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
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our market risk during the three months ended March 31, 2022. See Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of March 31, 2022, the end of the period covered by this Quarterly Report on From 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report at the reasonable assurance level.
Material Weaknesses in Internal Control over Financial Reporting
We disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 that we had a material weakness in our internal control over financial reporting as of December 31, 2021 related to user access control deficiencies and a lack of segregation of duties with respect to certain user roles.
Plan for Remediation of the Material Weakness
We are continuing to review our controls and procedures related to this material weakness and expect to implement changes prior to the end of fiscal 2022. The Company has engaged both internal and external resources to review and remediate the deficient controls around sensitive access and segregation of duties, including identifying any specific areas within our information technology systems that require additional resources.

Changes in Internal Control over Financial Reporting
Other than with respect to the remediation effort discussed above, there was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Risks Related to COVID-19
The COVID-19 pandemic has adversely affected our business and our financial results, including a material disruption to our operations in fiscal 2020 and, to a lesser degree, in fiscal 2021, and may continue to do so for the foreseeable future.
The COVID-19 pandemic adversely impacted our business, resulting in a material disruption of our operations in fiscal 2020, and, to a lesser degree, in fiscal 2021, and we expect the impact to continue through at least the duration of the pandemic as regions respond to local conditions. To date, the impact includes:
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
Even if we obtain regulatory approvals or clearances in a jurisdiction, our products may be removed from the market due to a variety of factors, including adverse events, recalls, suspension of regulatory clearance to sell, or other factors. For example, during the summer of 2016 while we were transitioning from one notified body to another, our CE Mark for Motiva Implants was temporarily not in force. We expect that the initial U.S. approval will be subject to a lengthy and expensive follow-up period, during which we must monitor patients enrolled in clinical studies and collect data on their safety outcomes. Even if FDA approval is obtained, the FDA has authority to impose postmarket approval conditions, which can include (i) restrictions on device’s sale, distribution, or use, (ii) continuing evaluation of the device’s safety and efficacy, (iii) additional warning/hazard labeling requirements, (iv) significant record management, (v) periodic reporting requirements, and (vi) any other requirements the FDA determines necessary to provide reasonable assurance of the device’s safety and effectiveness. Completion of this follow-up study, in a manner which results in data sufficient to maintain FDA approval, is subject to multiple risks, many of which are outside of our control. These include, but are not limited to, our ability to fund the ongoing study from our operations or via additional fundraising; study participants’ willingness and ability to return for follow-up study visits; and maintenance of a suitable study database over a long period of time. Even if completed and appropriately evaluated, the study follow-up may reveal safety or other issues that impact the approved labeling or may result in withdrawal of Motiva Implants from the marketplace in the United States or elsewhere.
Although we launched Motiva Implants commercially in October 2010 and have sold over 2.1 million units to date in various countries outside the United States, we do not have as much post-market surveillance data as our competitors and may not have clearly identified all possible or actual risks of our products. Furthermore, if our clinical trials do not produce patient data that compares favorably with breast implants that are already on the market, physicians and patients may opt to not use our products, and our business would suffer.
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
We have incurred net operating losses since our inception, and we continue to incur significant research and development and general and administrative expenses related to our operations. We do not expect to be profitable in 2022, and in future years we expect to incur significant research and development expenses related to, among other things, the IDE clinical study of Motiva Implants in the United States. Investment in medical device product development, particularly clinical studies, is highly speculative. It entails substantial upfront capital expenditures and significant risk that any potential planned product will fail to demonstrate adequate accuracy or clinical utility. We may not be profitable for some time. As of March 31, 2022, we had an accumulated deficit of $212.3 million.
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
Our operations have consumed substantial amounts of cash since our inception, and we expect to incur significant expenses in connection with our planned research, development and product commercialization efforts. We believe that our available cash and cash from operations will be sufficient to satisfy our liquidity requirements for at least the next 12 months and beyond. If our available cash resources and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, we may seek to sell equity or convertible debt securities, enter into a credit facility or another form of third-party funding, or seek other debt financing. However, we are subject to restrictive covenants under the Credit Agreement which restrict our ability to incur additional debt. Any failure to raise the funds necessary to support our operations may force us to delay, reduce or suspend our planned clinical trials, research and development programs, or other commercialization efforts.
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
As of March 31, 2022, we had 807 employees. Unless it is necessary for us to continue to make reductions to our workforce as a cost management strategy due to the impact of the global COVID-19 pandemic on our business, over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, principally in the areas of manufacturing, regulatory affairs, clinical and sales and marketing, and particularly as we prepare our operations in the anticipation of obtaining approval from the FDA to commercialize our Motiva Implants in the United States. We also intend to continue to improve our operational, financial and management controls, reporting systems and procedures, which may require additional personnel. Such growth could place a strain on our administrative and operational infrastructure, and/or our managerial abilities, and we may not be able to make improvements to our management information and control systems in an efficient or timely manner. We may discover deficiencies in existing systems and controls.
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
Our ability to successfully implement our business plan and comply with Section 404 requires us to be able to prepare timely and accurate financial statements. We expect that we will need to continue to improve existing, and implement new operational and financial systems, procedures and controls to manage our business effectively. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, including in connection with the remediation of the material weakness in our internal control over financial reporting as of December 31, 2021, may cause our operations to suffer and we may be unable to conclude that our internal control over financial reporting is effective and to obtain an unqualified report on internal controls from our auditors as required under Section 404 of the Sarbanes-Oxley Act. This, in turn, could have an adverse impact on trading prices for our common shares, and could adversely affect our ability to access the capital markets.
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
We present our results of operations in U.S. dollars, which is our reporting currency. However, as of December 31, 2021, the majority of our revenues are denominated in currencies other than the U.S. dollar - primarily the euro, the Brazilian real, and the British pound. As of December 31, 2021, the majority of our expenses are denominated in U.S. dollars or in Costa Rican colones, which are linked to the U.S. dollar. In the future, we expect to have significant revenues and expenses denominated in these non-U.S. currencies. As such, unfavorable fluctuations in currency exchange rates could have an adverse effect on our results of operations.
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
We are in the process of renegotiating our current supply agreement with NuSil, which is due to expire on May 13, 2022. There can be no assurance that NuSil will agree to continue to supply us with medical-grade silicone following the expiration of our contract on terms that are acceptable to us, or at all. This would have a material adverse effect on our business, financial condition, and results of operations for the reasons set forth above.
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
We currently purchase components for the Qid Safety Technology microtransponders under purchase orders and do not have long-term contracts with most of the suppliers of the materials included in these products. We rely on NuSil as the sole supplier of medical-grade silicone used in our Motiva Implants as well as other products that we manufacture under contract to other customers. See the risk factor below titled “We rely on a single-source, third-party supplier for medical-grade silicone, which is the primary raw material used in these products. If this supplier were to increase prices for these raw materials over time or experience interruptions in their ability to supply us with this raw material, our business, financial condition and results of operations could be adversely affected.” In addition, the suppliers of certain packaging components and the surgical tools that we sell with Motiva Implants, including the cannulas, retractors, and insertion sleeves, are all purchased by us from single-source suppliers.
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
The global economic instability caused by the military conflict between Russia and Ukraine may adversely affect our business in Europe.
In February of 2022, Russia invaded Ukraine and is still engaged in active armed conflict against the country. The conflict has resulted in worldwide geopolitical and macroeconomic uncertainty. Our revenue in Russia and Ukraine, in aggregate, accounted for 1.7% and 2.3% of our consolidated net revenue for the three months ended March 31, 2022 and 2021, respectively. The invasion of and ongoing conflict in Ukraine will likely continue to cause disruption and instability in Russia, Ukraine, and other European markets in which we operate. It is not possible at this time to predict the ultimate consequences of the conflict in Ukraine or the responses of governments or others to the conflict, which could include, among other things, additional sanctions, greater regional instability or expansion of the conflict, embargoes, geopolitical shifts, litigation, and impacts on macroeconomic conditions, commodities, currency exchange rates, supply chains, and financial markets.
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
10.1
Credit Agreement and Guaranty, dated as of April 26, 2022, by and among Establishment Labs Holdings Inc., its subsidiaries party thereto as guarantors, the lenders from time to time party thereto, and Oaktree Fund Administration, LLC, as administrative agent for the lenders.
Form 8-K; Exhibit 10.1, Filed April 28, 2022
10.2
U.S. Security Agreement, dated as of April 26, 2022, by Establishment Labs Holdings Inc, each other grantor from time to time party thereto, and Oaktree Fund Administration, LLC, as administrative agent for the lenders.
Form 8-K; Exhibit 10.2, Filed April 28, 2022
10.3	Second Amendment to the Supply Agreement by and between Establishment Labs, S.A. and NuSil Technology LLC, dated April 1, 2022.
10.4	Third Amendment to the Supply Agreement by and between Establishment Labs, S.A. and NuSil Technology LLC, dated May 1, 2022.
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

ESTABLISHMENT LABS HOLDINGS INC.

		By:	/s/ Juan José Chacón Quirós

Date:	May 10, 2022	By:	Juan José Chacón Quirós
		Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 10, 2022	By:	/s/ Rajbir S. Denhoy

		Name:	Rajbir S. Denhoy
		Title:	Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)