Form 10-Q
period 2022-06-30
ESTABLISHMENT LABS HOLDINGS INC.
filed 2022-08-09
CIK 1688757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
The number of the registrant’s common shares outstanding as of August 8, 2022 was 24,268,497.

i

EXPLANATORY NOTE
In this report, unless the context indicates otherwise, the terms “Establishment Labs,” “Company,” “we”, “us” and “our” refer to Establishment Labs Holdings Inc., a British Virgin Islands entity, and its consolidated subsidiaries.
We own, or have rights to, trademarks and trade names that we use in connection with the operation of our business, including Establishment Labs and our logo as well as other brands such as Motiva Implants, SilkSurface/SmoothSilk, VelvetSurface, ProgressiveGel, TrueMonobloc, BluSeal, Divina, Ergonomix, Ergomonix2, Ergonomix2 Diamond, Mía and MotivaImagine, among others. Other trademarks and trade names appearing in this report are the property of their respective owners. Solely for your convenience, some of the trademarks and trade names referred to in this report are listed without the ® and TM symbols, but we will assert, to the fullest extent under applicable law, our rights to our trademarks and trade names.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended or the Exchange Act. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this report. Any statements that refer to projections of our future financial or operating performance, our liquidity and anticipated cash plans, anticipated trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about future operating results, are forward-looking statements.
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

SUMMARY RISK FACTORS
The following is a summary of certain key risk factors for investors in our securities. You should read this summary together with the more detailed description of risks and uncertainties discussed below under Part II, Item 1A. “Risk Factors” before investing in the Company.
•The COVID-19 pandemic has adversely affected our business and our financial results and may continue to do so for the foreseeable future.
•Unfavorable global economic conditions, including slower growth or recession, inflation or decreases in consumer spending power or confidence, could adversely affect our business, financial condition or results of operations.
•We expect to incur losses for the foreseeable future, and our ability to achieve and maintain profitability depends on the commercial success of our Motiva Implants.
•If our available cash resources and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, we may seek to sell equity or convertible debt securities, enter into a credit facility or another form of third-party funding, or seek other debt financing.
•The regulatory process is expensive, time consuming and uncertain. There is no guarantee that the United States Food and Drug Administration, or FDA, or non-U.S. regulatory agencies will grant approval for our current or future products, and failure to obtain regulatory approvals in the United States and other international jurisdictions, or revocation of approvals in those jurisdictions, will prevent us from marketing our products.
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
•Our success depends, in part, on our ability to continue to enhance our existing products and services and develop or commercialize new products and services that respond to customer needs and preferences, which we expect will require us to incur significant expenses.
•Our business depends on maintaining our brand and ongoing customer demand for our products and services, and a significant reduction in sentiment or demand could affect our results of operations.
•If we fail to compete effectively against our competitors, many of whom have greater resources than we have, our revenues and results of operations may be negatively affected.
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

•We have significant exposure to the economic and political situations in emerging market countries, and developments in these countries could materially impact our financial results, or our business more generally.
•Our results of operations could be affected by fluctuations in currency rates.
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
•The medical device industry is characterized by patent litigation and we could become subject to litigation that could be costly, result in the diversion of management's time and efforts, require us to pay damages or prevent us from marketing our existing or future products.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$91,259	$53,415
Accounts receivable, net of allowance for doubtful accounts of $791 and $1,221	32,003	24,437
Inventory, net	26,532	28,407
Prepaid expenses and other current assets	6,634	7,012
Total current assets	156,428	113,271
Long-term assets:
Property and equipment, net of accumulated depreciation	35,359	18,658
Goodwill	465	465
Intangible assets, net of accumulated amortization	4,414	4,371
Right-of-use operating lease assets, net	2,023	2,206
Other non-current assets	1,194	558
Total assets	$199,883	$139,529
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$15,986	$14,475
Accrued liabilities	17,600	16,236
Other liabilities, short-term	1,166	1,178
Total current liabilities	34,752	31,889
Long-term liabilities:
Note payable, Oaktree, net of debt discount and issuance costs	145,482	—
Note payable, Madryn, net of debt discount and issuance costs	—	51,906
Madryn put option	—	703
Operating lease liabilities, non-current	1,726	1,900
Other liabilities, long-term	2,056	2,392
Total liabilities	184,016	88,790
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common shares - zero par value, unlimited amount authorized; 24,638,037 and 24,488,335 shares issued at June 30, 2022 and December 31, 2021, respectively; 24,229,967 and 24,080,265 shares outstanding at June 30, 2022 and December 31, 2021, respectively	221,850	219,737
Additional paid-in-capital	43,761	36,584
Treasury shares, at cost, 408,070 shares held at June 30, 2022 and December 31, 2021	(2,854)	(2,854)
Accumulated deficit	(249,424)	(206,385)
Accumulated other comprehensive income	2,534	3,657
Total shareholders’ equity	15,867	50,739
Total liabilities and shareholders’ equity	$199,883	$139,529
The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$41,190	$31,994	$79,642	$62,330
Cost of revenue	13,736	10,526	27,252	20,772
Gross profit	27,454	21,468	52,390	41,558
Operating expenses:
Sales, general and administrative	32,957	21,753	59,870	39,891
Research and development	4,903	4,349	8,501	8,397
Total operating expenses	37,860	26,102	68,371	48,288
Loss from operations	(10,406)	(4,634)	(15,981)	(6,730)
Interest income	32	4	52	8
Interest expense	(3,388)	(2,248)	(5,680)	(4,443)
Change in fair value of derivative instruments	1,099	259	703	489
Other income (expense), net	(4,860)	1,705	(2,151)	(1,021)
Loss on extinguishment of debt	(19,019)	—	(19,019)	—
Loss before income taxes	(36,542)	(4,914)	(42,076)	(11,697)
Provision for income taxes	(564)	(408)	(963)	(573)
Net loss	$(37,106)	$(5,322)	$(43,039)	$(12,270)

Basic and diluted net loss per share	$(1.52)	$(0.22)	$(1.77)	$(0.51)
Weighted average outstanding shares used for basic and diluted net loss per share	24,396,847	23,949,006	24,354,005	23,883,366

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(37,106)	$(5,322)	$(43,039)	$(12,270)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	984	(1,558)	(1,123)	(617)
Other comprehensive gain (loss)	984	(1,558)	(1,123)	(617)
Comprehensive loss	$(36,122)	$(6,880)	$(44,162)	$(12,887)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statement of Shareholders’ Equity
(Unaudited) (In thousands, except share data)

	Common Shares		Treasury Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2022	24,488,335	$219,737	(408,070)	$(2,854)	$36,584	$(206,385)	$3,657	$50,739
Stock option exercises	113,821	1,702	—	—	—	—	—	1,702
Share-based compensation	—	—	—	—	3,434	—	—	3,434
Foreign currency translation loss	—	—	—	—	—	—	(2,107)	(2,107)
Net loss	—	—	—	—	—	(5,933)	—	(5,933)
Balance at March 31, 2022	24,602,156	221,439	(408,070)	(2,854)	40,018	(212,318)	1,550	47,835
Stock option exercises	35,881	411	—	—	—	—	—	411
Share-based compensation	—	—	—	—	3,743	—	—	3,743
Foreign currency translation gain	—	—	—	—	—	—	984	984
Net loss	—	—	—	—	—	(37,106)	—	(37,106)
Balance at June 30, 2022	24,638,037	$221,850	(408,070)	$(2,854)	$43,761	$(249,424)	$2,534	$15,867
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

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(43,039)	$(12,270)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,903	1,844
Provision for doubtful accounts	156	122
Provision for inventory obsolescence	1,270	(23)
Share-based compensation	7,177	4,313
Loss from disposal of property and equipment	80	63
Unrealized foreign currency (gain)/ loss, net	2,035	89
Amortization of right-to-use asset	187	204
Loss on extinguishment of debt	19,019	—
Change in fair value of derivative instruments	(703)	(489)
Non-cash interest expense and amortization of debt discount	2,645	979
Changes in operating assets and liabilities:
Accounts receivable	(9,018)	(4,374)
Inventory	(964)	(1,077)
Prepaid expenses and other current assets	912	1,123
Other assets	(656)	41
Accounts payable	1,379	306
Accrued liabilities	1,614	2,213
Operating lease liabilities	(181)	(212)
Other liabilities	14	(220)
Net cash used in operating activities	(16,170)	(7,368)
Cash flows from investing activities:
Purchases of property and equipment	(1,405)	(1,704)
Cash used in asset acquisitions	(525)	(434)
Cost incurred for intangible assets	(656)	(327)
Capital expenditures on construction in progress	(16,967)	—
Net cash used in investing activities	(19,553)	(2,465)
Cash flows from financing activities:
Borrowings under Oaktree debt agreement, net of debt discount and issuance costs	143,593	—
Repayment of Madryn debt agreement	(71,681)	—
Repayments on finance leases	(12)	(132)
Proceeds from stock option exercises	2,113	2,415
Tax payments related to shares withheld upon vesting of restricted stock	—	(75)
Net cash provided by financing activities	74,013	2,208
Effect of exchange rate changes on cash	(446)	(92)
Net increase (decrease) in cash	37,844	(7,717)
Cash at beginning of period	53,415	84,523
Cash at end of period	$91,259	$76,806
The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021

Supplemental disclosures:
Cash paid for interest	$3,013	$3,437
Cash paid for income taxes	$845	$314

Supplemental disclosures of non-cash investing and financing activities:
Unpaid balance for property and equipment	$37	$68
Consideration payable related to asset acquisition	$—	$416
Cashless option exercise	$—	$102
The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Formation and Business of the Company
Establishment Labs Holdings Inc. and its wholly owned subsidiaries (collectively “the Company”) is a global company that manufactures and markets innovative medical devices for aesthetic and reconstructive plastic surgery. The Company was established in the British Virgin Islands on October 9, 2013, at which time Establishment Labs, S.A., the Costa Rican manufacturing company, was reincorporated as a wholly-owned subsidiary. As of June 30, 2022, the Company also has wholly-owned subsidiaries in the United States (JAMM Technologies, Inc. and Motiva USA LLC), Brazil (Establishment Labs Produtos para Saude Ltda), Belgium (European Distribution Center Motiva BVBA), France (Motiva Implants France SAS), Sweden (Motiva Nordica AB), Switzerland (JEN-Vault AG), the United Kingdom (Motiva Implants UK Limited), Italy (Motiva Italy S.R.L), Spain (Motiva Implants Spain, S.L.), Austria (Motiva Austria GmbH), Germany (Motiva Germany GmbH) and Argentina (Motiva Argentina S.R.L). Substantially all of the Company’s revenues are derived from the sale of silicone gel-filled breast implants, branded as Motiva Implants.
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
The Company is pursuing regulatory approval to commercialize its products in the United States. The Company received approval for an investigational device exemption, or IDE, from the United States Food and Drug Administration, or FDA, in March 2018 to initiate a clinical trial in the United States for its Motiva Implants. In August 2019, the Company completed all patient surgeries for the IDE aesthetic cohorts, which include primary augmentation and revision. In the fourth quarter of 2021, the Company initiated a modular pre-market approval, or PMA, submission process with the FDA and submitted the first of four expected modules. In April 2022, the Company released preliminary results of the two-year patient follow-up data for the primary augmentation cohort of its IDE clinical trial. The second module was submitted in May 2022. In June 2022, the Company completed the enrollment of all subjects in the remaining reconstruction cohort. As of June 30, 2022, full enrollment of the IDE clinical trial is complete, and all surgeries in the primary reconstruction cohort were completed.
2.    Summary of Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2022 as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s audited consolidated financial statements as of December 31, 2021 and 2020 and for the years ended 2021, 2020 and 2019 presented in the Company’s Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 1, 2022. Below are those policies with current period updates.
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and the applicable rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The condensed consolidated financial statements include the Company’s accounts and those of its wholly owned subsidiaries as of June 30, 2022 as follows:

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
Unaudited Interim Condensed Consolidated Financial Information
The accompanying interim condensed consolidated financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021, and the related interim information contained within the notes to the condensed consolidated financial statements, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to state fairly the Company’s financial position as of June 30, 2022, and the results of its operations and cash flows for the six months ended June 30, 2022 and 2021. Such adjustments are of a normal and recurring nature. The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full fiscal year 2022, or for any future period.
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
For the six months ended June 30, 2022 and 2021, Brazil accounted for 16.9% and 9.1%, respectively, of consolidated revenue and no other individual country exceeded 10% of consolidated revenue, on a ship-to

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
destination basis.
The majority of the Company’s consolidated total assets, including cash and tangible assets, is held in the United States. The Company’s long-lived assets, which primarily consist of property and equipment and intangible assets located in Costa Rica represented 92% and 84% of the total long-lived assets as of June 30, 2022 and December 31, 2021, respectively.
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
Substantially all of the Company’s revenues were derived from the sale of Motiva Implants. During the six months ended June 30, 2022 and 2021, no customer accounted for more than 10% of the Company’s revenue. No customers accounted for more than 10% of the Company’s trade accounts receivable balance as of June 30, 2022. One customer accounted for 11.8% of the Company’s trade accounts receivable balance as of December 31, 2021.
The Company relies on NuSil Technology, LLC, or NuSil, as the sole supplier of medical-grade silicone used in Motiva Implants. During the six months ended June 30, 2022 and 2021, the Company had purchases of $15.3 million, or 27.8% of total purchases, and $10.5 million, or 58.6% of total purchases, respectively, from NuSil. As of June 30, 2022 and December 31, 2021, the Company had an outstanding balance owed to this vendor of $2.6 million and $2.5 million, respectively.
The Company’s future results of operations involve a number of risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, unfavorable economic conditions, uncertainty of regulatory approval of the Company’s current and potential future products, uncertainty of market acceptance of the Company’s products, competition from substitute products and larger companies, securing and protecting proprietary technology, access to capital, strategic relationships and dependence on key individuals and sole source suppliers.
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
Cash
The Company’s cash consists of cash maintained in checking and interest-bearing accounts. The majority of the Company’s cash is held at two financial institutions in the United States. The Company accounts for financial instruments with original maturities of three months or less at the date of purchase as cash equivalents. The

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Company held no cash equivalents as of June 30, 2022 or December 31, 2021.
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
Inventory and Cost of Revenue
Inventory is stated at the lower of cost to purchase or manufacture the inventory or the net realizable value of such inventory. Cost is determined using the standard cost method which approximates actual costs using the first-in, first-out basis. The Company regularly reviews inventory quantities considering actual losses, projected future demand, and remaining shelf life to record a provision for excess and slow-moving inventory. An inventory reserve of $2.3 million and $1.2 million has been recorded as of June 30, 2022 and December 31, 2021, respectively.
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
Shipping and Handling Costs
Shipping and handling costs are expensed as incurred and are included in selling, general and administrative, or SG&A, expenses. For the three months ended June 30, 2022 and 2021, shipping and handling costs were $1.7 million and $1.6 million, respectively. For the six months ended June 30, 2022 and 2021, shipping and handling costs were $3.1 million and $2.8 million, respectively.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company recognizes revenue when title to the product and risk of loss transfer to customers, provided there are no remaining performance obligations required of the Company or any written matters requiring customer acceptance. The Company allows for the return of product from direct customers in certain regions in limited instances within fifteen days after the original sale and records estimated sales returns as a reduction of sales in the same period revenue is recognized. Appropriate reserves are established for anticipated sales returns based on historical experience, recent gross sales and any notification of pending returns. Actual sales returns in any future period are inherently uncertain and thus may differ from the estimates. If actual sales returns differ significantly from the estimates, an adjustment to revenue in the current or subsequent period is recorded. As of June 30, 2022 and December 31, 2021, an allowance of $13,000 and $10,000 was recorded for product returns, respectively.
A portion of the Company’s revenue is generated from the sale of consigned inventory maintained at physician, hospital, or clinic locations. For these products, revenue is recognized at the time the Company is notified by the consignee that the product has been implanted, not when the consigned products are delivered to the consignee’s warehouse.
Revenue was generated in these primary geographic markets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Europe	$13,366	$14,525	$27,705	$27,219
Latin America	14,182	7,170	26,367	15,171
Asia-Pacific/Middle East	13,410	9,730	25,030	19,225
Other	232	569	540	715
	$41,190	$31,994	$79,642	$62,330

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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
useful life.
During the year ended December 31, 2021, there was no impairment of goodwill or intangible assets based on the qualitative assessments performed by the Company. As of June 30, 2022, no triggering events have occurred which would indicate that the acquired intangible asset values may not be recoverable.
Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. There were no impairment charges, or changes in estimated useful lives recorded during the year ended December 31, 2021. As of June 30, 2022, no triggering events have occurred which would indicate that the acquired long-lived asset values may not be recoverable.
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
Prior to the extinguishment of debt outstanding under the Madryn Credit Agreement (as defined below), the Company used option pricing valuation models to determine the fair value of embedded derivatives and recorded any change in fair value as a component of other income or expense in the condensed consolidated statements of operations (see Note 5).
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
There were no material uncertain tax positions in fiscal 2021 or for the six months ended June 30, 2022.
Foreign Currency
The financial statements of the Company’s foreign subsidiaries whose functional currencies are the local currencies are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
as of the balance sheet date, stockholders’ equity at the historical rates of exchange, and income and expense amounts at the average exchange rate for the period. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in “Accumulated other comprehensive income” as equity in the condensed consolidated balance sheet. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses resulting from foreign currency transactions are included within “Other income (expense), net” in the condensed consolidated statements of operations. For the three months ended June 30, 2022, foreign currency transaction loss amounted to $4.8 million compared to a foreign currency transaction gain of $2.0 million for the three months ended June 30, 2021. For the six months ended June 30, 2022, foreign currency transaction loss amounted to $2.1 million compared to a foreign currency transaction loss of $0.6 million for the six months ended June 30, 2021.
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
Net Income (Loss) Per Share
Basic net income (loss) per share is calculated by dividing the net income (loss) attributable to shareholders by the weighted-average number of shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, any shares issuable upon exercise of warrants, stock options and non-vested RSUs or RSAs outstanding under the Company’s equity plan are potentially dilutive securities. Diluted net loss per share is the same as basic net loss per share for periods where the Company reported a net loss because including the dilutive securities would be anti-dilutive.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following recent accounting pronouncements issued by the FASB could have a material effect on the Company’s financial statements:
Recently Adopted Accounting Standards
In August 2020, the FASB issued Accounting Standards Update, or ASU, No. 2020-06, Debt with Conversion and other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). The new guidance eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. This standard is currently effective. The Company adopted ASU 2019-12 as of January 1, 2022. The adoption did not have a material impact upon the Company’s financial position and results of operations.
3.     Balance Sheet Accounts
Inventory, Net

	June 30, 2022	December 31, 2021

	(in thousands)
Raw materials	$7,597	$8,519
Work in process	1,482	1,396
Finished goods	17,453	18,492
	$26,532	$28,407

As of June 30, 2022 and December 31, 2021, $3.8 million and $3.5 million of inventory was on consignment, respectively.
Property and Equipment, Net

	June 30, 2022	December 31, 2021

	(in thousands)
Machinery and equipment	$10,485	$10,240
Construction in process	20,141	3,174
Building improvements	6,851	6,713
Furniture and fixtures	5,229	4,761
Building	2,472	2,472
Leasehold improvements	2,170	2,118
Land	802	802
Vehicles	272	268
Total	48,422	30,548
Less: Accumulated depreciation and amortization	(13,063)	(11,890)
	$35,359	$18,658

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
For each of the three months ended June 30, 2022 and 2021, depreciation and amortization expense related to property and equipment was $0.6 million. For the six months ended June 30, 2022 and 2021, depreciation and amortization expense related to property and equipment was $1.3 million and $1.2 million, respectively.
The Company entered into finance leases relating to equipment and vehicles and recorded the fair value of the lease payments on the initial contract date and is amortizing the assets over the term of the leases. As of each of June 30, 2022 and December 31, 2021 the gross asset value for finance lease assets was $1.4 million. Depreciation expense for assets under finance leases was $24,000 and $32,000 for the three months ended June 30, 2022 and 2021, respectively. Depreciation expense for assets under finance leases was $48,000 and $67,000 for the six months ended June 30, 2022 and 2021, respectively.
In August 2021, the Company entered into a contract with the Zona Franca Coyol, S.A., or CFZ, to begin construction of a new manufacturing facility in Costa Rica. The costs for improvement of the land and construction of a cold shell building are being paid for by CFZ while the Company is paying for internal improvements and customization. Upon completion, the Company had the option to purchase the title to the land and cold shell building for approximately $12.6 million or to lease the facility at a to be determined price. Subject to purchase of the land and cold shell building, the Company has the option to buy an adjacent lot of land for approximately $2.8 million and engage CFZ to construct an additional manufacturing facility. On May 26, 2022, the Company exercised its option to purchase the title of the land and cold shell building and made its first payment of approximately $9.5 million in connection with the exercise of this option. The remaining approximately $3.1 million payment is expected to be made before the end of fiscal year 2022.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Accrued Liabilities
Accrued liabilities consisted of the following:

	June 30, 2022	December 31, 2021

	(in thousands)
Performance bonus	$2,551	$3,346
Payroll and related expenses	4,874	3,904
Bonus feature of stock option grants	6,366	5,570
Operating lease liabilities - current	396	402
Commissions	711	1,138
Professional and legal services	1,680	819
Warranty reserve	171	167
Cash payable for asset acquisitions - contingent consideration	—	137
Other	851	753
	$17,600	$16,236

Other Liabilities, Short-Term
Other liabilities, short-term consisted of the following:

	June 30, 2022	December 31, 2021

	(in thousands)
Deferred revenue	$1,166	$769
Cash payable for asset acquisitions	—	409
	$1,166	$1,178

Other Liabilities, Long-Term
Other liabilities, long-term consisted of the following:

	June 30, 2022	December 31, 2021

	(in thousands)
Deferred revenue	$2,056	$2,392

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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company’s goodwill and most intangibles at June 30, 2022 are the result of previous asset and business acquisitions. Finite-lived intangibles are amortized over their estimated useful lives based on expected future benefit.
In addition to the intangibles acquired, the Company capitalized certain patent and license rights as identified intangibles based on patent and license rights agreements entered into over the past several years. Additionally, the Company capitalized certain software development costs.
There were no changes in the carrying amount of goodwill during the six months ended June 30, 2022:

	Balance as of January 1, 2022	Additions	Accumulated Impairment Losses	Balance as of June 30, 2022

	(in thousands)
Goodwill	$465	$—	$—	$465

The carrying amounts of these intangible assets other than goodwill as of June 30, 2022 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives

	(in thousands)			(in years)
Patents and license rights	$1,757	$(1,232)	$525	7-12
Customer relationships	2,033	(1,901)	132	4-10
510(k) authorization	567	(251)	316	15
Developed technology	62	(55)	7	10
Capitalized software development costs	4,275	(1,170)	3,105	2-5
Other	75	(37)	38	2-5
Capitalized patents and license rights not yet amortized	291	—	291
	$9,060	$(4,646)	$4,414

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

For each of the three months ended June 30, 2022 and 2021, amortization expense related to intangible assets was $0.3 million. The amortization expense associated with intangible assets was $0.6 million for each of the six months ended June 30, 2022 and 2021. Non-product related amortization is recorded in SG&A while product related amortization is recorded in cost of revenue.
As of June 30, 2022, the amortization expense related to identifiable intangible assets, with definite useful lives, in future periods is expected to be as follows:

Year Ending December 31,	(in thousands)
2022 (remaining)	$608
2023	984
2024	910
2025	742
2026	456
Thereafter	423
Total	$4,123

The Company evaluates the recoverability of goodwill and indefinite-lived intangible assets annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. During the year ended December 31, 2021, there was no impairment of goodwill or intangible assets based on the qualitative assessments performed by the Company. As of June 30, 2022, no triggering events have occurred which would indicate that the acquired intangible asset values may not be recoverable.
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
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy at period end:

Fair Value Measurements at June 30, 2022
	Total	Level 1	Level 2	Level 3

(in thousands)
Liabilities
Madryn put option liability	$—	$—	$—	$—

	Fair Value Measurements at December 31, 2021
	Total	Level 1	Level 2	Level 3

	(in thousands)
Liabilities
Madryn put option liability	$703	$—	$—	$703

The fair value measurement of derivatives is based on significant inputs not observed in the market and thus represents a Level 3 measurement.
In August 2017, the Company entered into a credit agreement, or the Madryn Credit Agreement, with Madryn Health Partners, LP, or Madryn, as administrative agent, and a syndicate of lenders (see Note 6). The Company determined that the Madryn Credit Agreement contained put options related to early redemption mandatory prepayment terms in case of change in control or an event of default and a call option related to voluntary repayment option. The Company allocated a fair value of $15.1 million for these identified embedded derivatives as a debt discount on the original commitment date. An additional $5.0 million and $1.6 million debt discount was recorded on respective borrowing dates when the Company met the required milestones and borrowed an additional $10.0 million in 2017 and $25.0 million in 2019. The Company revalued the options as of each reporting period and recorded the change in the fair value in the consolidated statements of operations as other income or expense. On April 26, 2022, the Company repaid in full the $65.0 million in aggregate principal amount outstanding under the Madryn Credit Agreement and the Madryn Credit Agreement, including the corresponding derivatives, was terminated.
Valuation of the embedded derivatives is complex and requires interest rate simulation, capturing optimal decision making process as interest rate fluctuates and estimating the resultant bond valuation and the resultant pay-off to the option holder. Prior to the repayment and termination of the Madryn debt, the Company estimated the fair

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
value of the embedded redemption options based on a “with” and “without” approach using the Black-Derman-Toy model, a form of the Binomial Lattice Model that captures interest rate variability and the prepayment optionality. The Binomial Lattice Model allows for the possibility of exercise before the end of the option’s life and considers future interest rates, volatility and other data with regards to the Company’s credit rating and credit spread. The value of the embedded derivatives was based on the difference between the “with” and “without” analysis. The probability of a change in control occurring was determined to be 50% (cumulative probability through the maturity date) at December 31, 2021.
The Company used the following assumptions to value the Madryn derivatives:
Madryn Put Option Liability

	June 30, 2022	December 31, 2021
Interest rate volatility	—%	25.8%
Market yield rate	—%	6.8%
Term (in years)	—	3.75
Dividend yield	—	—

The estimates were based, in part, on subjective assumptions.
During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at fair value using Level 3 inputs. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the six months ended June 30, 2022 or during the year ended December 31, 2021.
The fair value of the debt redemption feature liability included the estimated market rate (credit spread and risk-free rate) and volatility. The higher/lower the estimated volatility, the higher/lower the value of the debt redemption feature liability. The higher/lower the estimated market rate, the higher/lower the value of the debt redemption feature liability.
The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments as follows:

Madryn Put Option Liability
Balance at December 31, 2021	$703
Change in fair value	396
Settlement	(1,099)
Balance at June 30, 2022	$—

Balance at December 31, 2020	$1,440
Change in fair value	(489)
Balance at June 30, 2021	$951

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
6.    Debt
Oaktree Debt
On April 26, 2022, or the Closing Date, the Company entered into a Credit Agreement and Guaranty, or the Credit Agreement, together with certain of its subsidiaries party thereto as guarantors, the lenders from time to time party thereto, or the Lenders, and Oaktree Fund Administration, LLC, as administrative agent for the Lenders (in such capacity, the “Administrative Agent”), pursuant to which the Lenders agreed to make term loans to the Company in an aggregate principal amount of up to $225 million, or collectively, the Term Loans.
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
The Term Loans will mature on the 5-year anniversary of the Closing Date, or the Maturity Date. The Term Loans accrue interest at a rate equal to 9% per annum or, at any time following the Tranche D Funding Milestone, 8.25% per annum. Accrued interest is due and payable in cash on the last business day of March, June, September, and December of each year, commencing on June 30, 2022; provided, however, that prior to the 2nd anniversary of the Closing Date, the Company may pay an amount of interest on the outstanding Term Loans corresponding to 600 basis points of the interest rate in kind, or PIK, on each applicable payment date, subject to prior written notice delivered to the Administrative Agent, which has been delivered. Each of the Term Loans will be subject to original issue discount of 2% of the principal amount thereof upon the drawing of each applicable tranche. Upon any payment or prepayment in full or in part of the Term Loans, whether voluntary or involuntary, the Company is required to pay an exit fee equal to 3% of the principal amount of the Term Loan paid, or the Exit Fee.
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
The effective interest rate under the Credit Agreement is 10.4%, and the weighted average interest rate is 9.0%. The Company elected to pay interest in kind on up to two-thirds of cash interest payments prior to the second anniversary of the Closing Date, resulting in a minimum initial cash interest rate of 3.00%. The Company incurred $2.4 million in interest expense in connection with the Credit Agreement during the three and six months ended June 30, 2022. No principal payments are due on the Term Loans until the final maturity date on April 26, 2027.
As of June 30, 2022, $151.6 million was outstanding under the Credit Agreement representing the initial principal of $150 million and $1.6 million of interest accrued into the balance of the Tranche A Term Loan.
The Company recorded Oaktree debt on the condensed consolidated balance sheets as follows:

	June 30, 2022	December 31, 2021

	(in thousands)
Principal	$151,625	$—
Net unamortized debt discount and issuance costs	(6,143)	—
Net carrying value of Oaktree debt	$145,482	$—

As of June 30, 2022, the Company was in compliance with all financial debt covenants under the Credit Agreement.
Madryn Debt
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
Borrowings under the Madryn Credit Agreement bore interest at a rate equal to 3-month LIBOR plus 8.0% per annum provided that no default had occurred. In an event of a default, the interest would increase by an additional 4.0% per annum. The effective interest rate under the amended Madryn Credit Agreement was 18.4%, and the

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
weighted average interest rate was approximately 10.6% until extinguishment. The Company incurred $2.2 million and $3.4 million, respectively, in interest expense in connection with the Madryn Credit Agreement during each of the six months ended June 30, 2022 and 2021. No principal payments were due on the term loans until the final maturity date on September 30, 2025.
The Company also determined that the Madryn Credit Agreement contained put options which are mandatory repayment provisions related to liquidity events or an event of default and a call option related to voluntary repayment option. The Company allocated a fair value of $15.1 million for these embedded derivatives as a debt discount on the original commitment date in August 2017. An additional $5.0 million and $1.6 million of debt discount was recorded on respective borrowing dates when the Company met the required milestones and borrowed an additional $10.0 million in the fourth quarter of fiscal 2017 and $25.0 million in August 2019. The Company revalued the embedded derivatives as of each reporting period and recorded the change in the fair value in the consolidated statements of operations as other income or expense (see Note 5).
On April 26, 2022 the Company repaid in full the $65.0 million in aggregate principal amount outstanding under the Madryn Credit Agreement and the agreement was terminated. The Company recorded a loss on the extinguishment of debt in the amount of $19.0 million, which represents the difference between the carrying value of debt and the cash outflows to extinguish the debt including $6.5 million of the early repayment penalty.
The Company recorded Madryn debt on the condensed consolidated balance sheets as follows:

	June 30, 2022	December 31, 2021

	(in thousands)
Principal	$—	$65,000
Net unamortized debt discount and issuance costs	—	(13,094)
Net carrying value of Madryn debt	$—	$51,906

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
The Company has operating leases for facilities and office space. The Company’s finance leases are immaterial. Operating lease assets and the related lease liabilities are included within the ROU operating lease assets on the condensed consolidated balance sheets. The determination of whether an arrangement is, or contains, a lease is performed at the inception of the arrangement. The Company has operating leases for certain facilities and office

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
space to be used in its operations, with remaining lease terms ranging from monthly to 7 years. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at the election of the Company to renew or extend the lease for additional years. These optional periods have not been considered in the determination of the ROU or lease liabilities associated with these leases as management did not consider it reasonably certain it would exercise the options. Short-term leases, which have an initial term of 12 months or less, are not recorded in the balance sheet and expense for these leases is recognized on a straight-line basis over the lease term.
The Company’s lease agreements do not contain any termination options, material residual value guarantees, material bargain purchase options or material restrictive covenants. The Company does not have any lease transactions with related parties.
Total lease cost includes the following components for the six months ended June 30, 2022 and 2021, as well as for the year ended December 31, 2021:

	June 30, 2022	June 30, 2021
	(in thousands)
Operating lease expense cost	$291	$334

	June 30, 2022	December 31, 2021
Supplemental balance sheet information	(in thousands)
Operating leases
Operating lease right-of-use assets	$2,023	$2,206
Operating lease liabilities - short-term	396	402
Operating lease liabilities - long-term	1,726	1,900
Total operating lease liabilities	$2,122	$2,302

Weighted-average remaining lease term (years)	5.1	5.5

Weighted-average discount rate (%)	10.3%	10.4%

	June 30, 2022	June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities	(in thousands)
Operating cash outflows from operating leases	$286	$325

ROU assets obtained in exchange for new lease liabilities
Operating leases	$—	$—

Maturities of lease liabilities as of June 30, 2022 were as follows:

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Years Ending December 31,	Operating Leases
(in thousands)
2022	$277
2023	535
2024	504
2025	429
2026	404
Thereafter	436
Total future minimum lease payments	2,585
Less: Amount of lease payments representing interest	(463)
Present value of future minimum lease payments	$2,122

8.    Shareholders’ Equity
Under the Memorandum of Association and Articles of Association, or Articles, in effect as of June 30, 2022 and December 31, 2021, the Company had authorized an unlimited number of common shares with no par value.
As of June 30, 2022 and December 31, 2021, 24,638,037 and 24,488,335 common shares, respectively, were issued and 24,229,967 and 24,080,265 common shares, respectively, were outstanding.
During the six months ended June 30, 2022, the Company granted stock options and RSUs to employees (see Note 10).
The Company had reserved common shares for future issuances as follows:

	June 30, 2022	December 31, 2021
Warrants to purchase common shares	5,500	5,500
Options to purchase common shares	2,061,133	2,098,087
Remaining shares available under the 2018 Equity Incentive Plan	2,585,503	1,780,687
Shares issuable on vesting of grants of RSUs	142,412	3,982
Remaining shares available under the 2018 ESPP	848,000	661,000
Total	5,642,548	4,549,256

9.    Warrants
In March 2017, the Company issued warrants for the purchase of 145,000 Class B ordinary shares to parties related to Rockport Ventures, with a fixed exercise price of $3.80 per share.
During the six months ended June 30, 2022, no warrants were exercised. As of each of June 30, 2022 and December 31, 2021, 5,500 warrants to purchase the Company’s common shares were outstanding and

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
exercisable:

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
Pursuant to the “evergreen” provision contained in the 2018 Plan, the number of common shares reserved for issuance under the 2018 Plan automatically increases on first day of each fiscal year, commencing on January 1, 2019, in an amount equal to the least of (1) 750,000 shares, (2) 4% of the total number of the Company’s common shares outstanding on the last day of the preceding fiscal year, or (3) a number of common shares as may be determined by the Company’s Board of Directors prior to any such increase date. On each of January 1, 2019, 2020, 2021 and 2022 the number of common shares authorized for issuance increased automatically by 750,000 shares in accordance with the evergreen provision, increasing the number of common shares reserved under the 2018 Plan to 4,500,000 as of June 30, 2022.
During the periods presented, the Company recorded the following share-based compensation expense for stock options and restricted stock awards:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)
Sales, general and administrative	$3,203	$1,931	$6,170	$3,077
Research and development	539	625	1,006	1,236
Total	$3,742	$2,556	$7,176	$4,313

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Stock Options

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2021	2,098,087	$37.49	7.67	$67,357
Granted (weighted-average fair value $38.05 per share)	173,162	63.49
Exercised	(149,702)	14.12
Forfeited/canceled	(60,414)	42.71
Balances at June 30, 2022	2,061,133	$41.22	7.30	$42,390

As of June 30, 2022, 1,001,297 options were vested and exercisable with weighted-average exercise price of $26.63 per share and a total aggregate intrinsic value of $31.2 million.
During the six months ended June 30, 2022, 149,702 options were exercised at a weighted-average price of $14.12 per share. The intrinsic value of the options exercised during the six months ended June 30, 2022 and 2021 was $6.9 million and $9.5 million, respectively. Upon the exercise of stock options, the Company issued new shares from its authorized shares.
At June 30, 2022, unrecognized compensation expense was $27.3 million related to stock options granted to employees and members of the Board of Directors and $0.9 million related to stock options granted to consultants. The weighted-average period over which such compensation expense will be recognized is 2.4 years.
Stock Options Granted to Employees
Share-based compensation expense for employees is based on the grant date fair value. The Company recognizes compensation expense for all share-based awards ratably on a straight-line basis over the requisite service period of the awards, which is generally the vesting term of four years. During the six months ended June 30, 2022 and 2021, the Company recognized $5.7 million and $3.0 million, respectively, of share-based compensation expense for stock options granted to employees.
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
The fair value of stock options granted to employees was estimated using the following assumptions:

	Six Months Ended June 30,
	2022	2021
Volatility	58% - 59%	60%
Risk-free interest rate	1.6% - 2.9%	0.7% - 1.1%
Term (in years)	6.25	6.25
Dividend yield	—	—

Stock Options Granted to Non-Employees
Share-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned using an accelerated attribution method. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered. For the six months ended June 30, 2022 and 2021, the Company recognized expense of $0.1 million and $1.0 million, respectively, for stock options granted to consultants.
The fair value of stock options granted to consultants was estimated using the following assumptions during the following periods presented:

	Six Months Ended June 30,
	2022	2021
Volatility	58%	60%
Risk-free interest rate	2.4% - 2.9%	1.6%
Term (in years)	10	10
Dividend yield	—	—

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Restricted Stock
Each vested RSU entitles the holder to be issued one common share. These awards vest according to a vesting schedule determined by the Compensation Committee of the Company’s Board of Directors, generally over a one to four year period.
The following table represents RSU activity for fiscal 2022:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding unvested at December 31, 2021	3,982	$69.05
Granted	143,877	61.81
Vested	—	—
Forfeited/canceled	(5,447)	67.79
Outstanding unvested at June 30, 2022	142,412	$61.78

The fair value of RSUs is the grant date market value of common shares. The Company recognizes share-based compensation expense related to RSUs using a straight-line method over the vesting term of the awards. The share-based compensation expense for RSUs that vested during the six months ended June 30, 2022 and 2021, was $1.3 million and $0.3 million, respectively, which was calculated based on the market value of the Company’s common shares on the applicable grant date.
As of June 30, 2022, the Company had unrecognized share-based compensation cost of approximately $7.5 million associated with unvested awards of RSUs. This cost is expected to be recognized over a weighted-average period of approximately 2.9 years.
11.    Net Loss Per Share
The following table summarizes the computation of basic and diluted net loss per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except share and per share data)
Numerator:
Net loss	$(37,106)	$(5,322)	$(43,039)	$(12,270)
Denominator:
Weighted average common shares used for basic and diluted earnings per share	24,396,847	23,949,006	24,354,005	23,883,366

Net loss per share:
Basic and diluted	$(1.52)	$(0.22)	$(1.77)	$(0.51)

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
The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares:

	Six Months Ended June 30,
	2022	2021
Options to purchase common shares	1,873,633	2,054,485
Shares issuable on vesting of grants of RSUs	142,412	39,059
Warrants to purchase common shares	5,500	5,500
Total	2,021,545	2,099,044

12.    Related Party Transactions
During each of the six months ended June 30, 2022 and 2021, the Company recorded revenue of $0.6 million for product sales to Herramientas Medicas, S.A., a distribution company owned by a family member of the Chief Executive Officer of the Company. Accounts receivable owed to the Company from this distribution company amounted to approximately $0.3 million and $0.4 million as of June 30, 2022 and December 31, 2021, respectively.
In 2016, the Company also entered into a separate agreement with Dr. Chacón Quirós, the brother of the Company’s Chief Executive Officer Juan José Chacón Quirós, to maintain his clinic in Costa Rica as a MotivaImagine Excellence Center and to host and train physicians in the use of the Company’s products in relevant procedures, among other services, in exchange for cash reimbursement of up to $4,500 per day that such services are rendered. In December 2020, Dr. Chacón Quirós was granted options to purchase 22,068 common shares vesting over four years in equal annual installments, provided that he continues to provide these services at such times. During the six months ended June 30, 2022 and 2021, the Company paid Dr. Chacón Quirós approximately $113,000 and $208,000, respectively, for services rendered.
13.     Commitments and Contingencies
Contingencies
Periodically, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual or disclosure at June 30, 2022 and 2021.
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
Financial Highlights
Our revenue for the six months ended June 30, 2022 and 2021 was $79.6 million and $62.3 million, respectively, an increase of $17.3 million, or 27.8%. Net losses were $43.0 million for the six months ended June 30, 2022 as compared to $12.3 million for the six months ended June 30, 2021. As of June 30, 2022 we had an accumulated deficit of $249.4 million.
Our cash balance as of June 30, 2022 was $91.3 million.
Recent Developments
As of June 30, 2022, full enrollment of the investigational device exemption, or IDE, clinical trial is complete, and all surgeries in the primary reconstruction cohort were completed. The Motiva IDE clinical trial enrolled 827 patients at 32 centers in the US, Germany, and Sweden. The study is designed to assess the safety and effectiveness of Motiva breast implants in primary breast augmentation, primary breast reconstruction, and revision breast procedures. The study included 562 patients in the augmentation cohorts and 265 in the reconstructive cohorts.
In April 2022, we entered into a Credit Agreement and Guaranty, or the Credit Agreement, together with certain of our subsidiaries as guarantors, the lenders from time to time party thereto, or the Lenders, and Oaktree Fund Administration, LLC, as administrative agent for the Lenders, pursuant to which the Lenders agreed to make term loans to the Company in an aggregate principal amount of up to $225 million. The first tranche was advanced in the amount of $150 million on April 26, 2022. A portion of the proceeds from the first tranche was used to repay in full the $65 million in aggregate principal amount outstanding under the Madryn Credit Agreement (as defined below), including the $6.5 million early repayment penalty, and the Madryn Credit Agreement was terminated. See Note 6 “Debt” for additional information.
We are in the process of expanding our manufacturing facilities and corporate offices in the Coyol Free Zone in Costa Rica, or CFZ. The current $45.6 million estimate for the first phase of the project includes approximately

100,000 square feet of facility space and would initially increase our manufacturing capacity by approximately 730,000 units per year. Additional phases of the project may be executed, at our option, to further expand manufacturing capacity at the facility. We held the groundbreaking ceremony for our new Sulàyöm Innovation Campus in Costa Rica in the second quarter of 2021 and construction began following finalization and execution of certain contractual arrangements in the third quarter of 2021. The costs for improvement of the land and construction of a cold shell building are being paid by the CFZ, while we are paying for internal improvements and construction. Establishment Labs had an option to purchase the land and cold shell building upon completion of the cold-shell construction. See Note 3, “Balance Sheet Accounts” for additional information regarding this construction project and our right to purchase the title to the land and cold shell building currently under construction. On May 26, 2022, we exercised our option to purchase the title of the land and cold shell building and made our first payment of approximately $9.5 million in connection with the exercise of this option. The remaining approximately $3.1 million payment is expected to be made before the end of fiscal year 2022.
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
Components of Results of Operations
Revenue
We commenced sales of our Motiva Implants in October 2010 and these products have historically accounted for the majority of our revenues. Sales of our Motiva breast implants accounted for over 97% of our revenues for the six months ended June 30, 2022, and we expect our revenues to continue to be driven primarily by sales of these products. We primarily derive revenue from sales of our Motiva Implants to two types of customers: (1) medical distributors and (2) direct sales to physicians, hospitals, and clinics.
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
We expect our R&D expenses to continue to increase for the foreseeable future as we continue to advance our products under development, as well as initiate and prepare for additional clinical studies. We received an approval of an IDE from the FDA in March 2018 to initiate a clinical trial and enrolled the first patient in April 2018. In August 2019, we completed all patient surgeries for the IDE aesthetic cohorts, which include primary augmentation and revision augmentation. As of June 2022, we successfully completed enrollment in the primary reconstruction and revision reconstruction cohort. As of June 30, 2022, full enrollment of the IDE clinical trial is complete, and all surgeries in the primary reconstruction cohort were completed. The results of the study are expected to support a PMA submission to the FDA. We estimate that total costs for this IDE clinical trial will be between $30.0 million and $40.0 million over ten years since the inception of the study. We also have other products under development for which we may be required to conduct clinical trials in future periods in order to receive regulatory approval to market these products.
Interest Expense
Interest expense consists primarily of cash and non-cash interest related to outstanding debt and amortization of debt discounts. As of June 30, 2022, we had $151.6 million in outstanding principal under our term loan. See Note 6 “Debt” for additional information.
Change in Fair Value of Derivative Instruments
Change in fair value of derivative instruments consists of changes in the fair value of the put and call option liabilities associated with past outstanding debt instruments.
Other Income (Expense), Net
Other income (expense), net primarily consists of foreign currency gains/losses and interest income.
Loss on Extinguishment of Debt
On April 26, 2022, we repaid in full the $65.0 million in aggregate principal amount outstanding under the Madryn Credit Agreement and the agreement was terminated. We recorded a loss on the extinguishment of debt in the amount of $19.0 million, which represents the difference between the carrying value of debt and the cash outflows to extinguish the debt including $6.5 million of the early repayment penalty.

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
•2022 Results: The first and second quarters of 2022 resulted in record quarterly revenue, which pointed to the recovered global business environment and normalizing medical protocols, especially in Brazil, which continued being impacted by the ongoing pandemic in fiscal 2021 after our other markets, such as Europe, showed normalized business activity. The increase in revenue was driven by an increase in demand, especially in our Latin American markets, and our efforts to expand direct sales in multiple geographies.
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
Business Update Regarding Ukraine Conflict
In February of 2022, Russia invaded Ukraine and is still engaged in active armed conflict against the country. Our revenue in Russia and Ukraine, in aggregate, accounted for 1.1% and 2.2% of our consolidated net revenue for the six months ended June 30, 2022 and 2021, respectively. We anticipate our revenue from this region to be negatively impacted while the conflict continues.

Consolidated Results of Operations
The following table sets forth our results of operations for the periods presented, in dollars:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(unaudited) (in thousands)
Revenue	$41,190	$31,994	$79,642	$62,330
Cost of revenue	13,736	10,526	27,252	20,772
Gross profit	27,454	21,468	52,390	41,558
Operating expenses:
Sales, general and administrative	32,957	21,753	59,870	39,891
Research and development	4,903	4,349	8,501	8,397
Total operating expenses	37,860	26,102	68,371	48,288
Loss from operations	(10,406)	(4,634)	(15,981)	(6,730)
Interest expense	(3,388)	(2,248)	(5,680)	(4,443)
Change in fair value of derivative instruments	1,099	259	703	489
Other income (expense), net	(4,828)	1,709	(2,099)	(1,013)
Loss on extinguishment of debt	(19,019)	—	(19,019)	—
Loss before income taxes	(36,542)	(4,914)	(42,076)	(11,697)
Provision for income taxes	(564)	(408)	(963)	(573)
Net loss	$(37,106)	$(5,322)	$(43,039)	$(12,270)

Comparison of Three Months Ended June 30, 2022 and 2021

	Three Months Ended June 30,
	2022	2021

	(unaudited) (in thousands)
Revenue	$41,190	$31,994
Cost of revenue	13,736	10,526
Gross profit	$27,454	$21,468
Gross margin	66.7%	67.1%

Revenue
Revenue increased $9.2 million, or 28.7%, to $41.2 million for the three months ended June 30, 2022 as compared to $32.0 million for the three months ended June 30, 2021. The increase was primarily due to share gains in global markets, particularly in our Latin American markets, and the global economies recovering from the COVID-19 pandemic. Our share gains in global markets were driven, in part, by our efforts to expand direct sales in multiple geographies.
Cost of Revenue and Gross Margin
Cost of revenue increased $3.2 million, or 30.5%, to $13.7 million for the three months ended June 30, 2022 compared to $10.5 million for the three months ended June 30, 2021. The increase in cost of revenue is in line with the increase in revenue due to the economic recovery from the COVID-19 pandemic.
Gross margin decreased to 66.7% for the three months ended June 30, 2022 as compared to 67.1% for the three months ended June 30, 2021 primarily due to geographic mix shifting from European to Latin American markets in the second quarter of 2022.
Operating Expenses

	Three Months Ended June 30,
	2022	2021

	(unaudited) (in thousands)
Operating expenses:
Sales, general and administrative	$32,957	$21,753
Research and development	4,903	4,349
Total operating expenses	$37,860	$26,102

Sales, General and Administrative Expense
SG&A expense increased $11.2 million, or 51.5%, to $33.0 million for the three months ended June 30, 2022, compared to $21.8 million for the three months ended June 30, 2021. The increase in SG&A was primarily due to a $5.9 million increase in personnel and related costs due to increased headcount, a $2.8 million increase in sales and marketing expenses, a $1.2 million increase in consulting fees in part due to added costs for compliance with Section 404(b) of the Sarbanes-Oxley Act and a $0.5 million increase in commissions due to an increase in sales.
Research and Development Expense
R&D expense increased $0.6 million, or 12.7%, to $4.9 million for the three months ended June 30, 2022, compared to $4.3 million for the three months ended June 30, 2021 primarily due to a $0.4 million increase in regulatory affair costs and a $0.1 million increase in expenditures related to our IDE clinical study in the United States.

Interest Expense
Interest expense for the three months ended June 30, 2022 was $3.4 million as compared to $2.2 million for the three months ended June 30, 2021. The increase was due to the extinguishment of the Madryn (as defined below) debt and the closing of the new Credit Agreement on April 26, 2022.
Change in Fair Value of Derivative Instruments
Change in fair value of derivative instruments for the three months ended June 30, 2022 resulted in a gain of $1.1 million as compared to a gain of $0.3 million for the three months ended June 30, 2021. The change in fair value of derivative instruments was due to the extinguishment of the Madryn debt and the associated derivatives embedded in the Madryn Credit Agreement, which was paid in full and terminated on April 26, 2022.
Provision for Income Taxes
Provision for income taxes increased $156,000, or 38.2%, to $564,000 for the three months ended June 30, 2022, compared to $408,000 for the three months ended June 30, 2021. The change in the provision for income taxes is primarily due to change in pre-tax income and tax credits claimed in certain foreign jurisdictions.
Other Income (Expense), Net
Other income (expense), net decreased $6.6 million, or 385.0%, to a loss of $4.9 million for the three months ended June 30, 2022, compared to a gain of $1.7 million for the three months ended June 30, 2021. The decrease was primarily due to the foreign currency fluctuations of the euro and the Brazilian real as compared to the U.S. dollar in the second quarter of 2022 compared to the second quarter of 2021, resulting in a foreign currency transaction loss of $4.8 million for the three months ended June 30, 2022, compared to a $2.0 million gain for the three months ended June 30, 2021.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $19.0 million for the three months ended June 30, 2022 due to the extinguishment of the Madryn debt. The $19.0 million loss on the extinguishment of debt represents the difference between the carrying value of the Madryn debt and the cash outflows to extinguish the debt, including $6.5 million of the early repayment penalty.

Comparison of the Six Months Ended June 30, 2022 and 2021

	Six Months Ended June 30,
	2022	2021

	(unaudited) (in thousands)
Revenue	$79,642	$62,330
Cost of revenue	27,252	20,772
Gross profit	$52,390	$41,558
Gross margin	65.8%	66.7%

Revenue
Revenue increased $17.3 million, or 27.8%, to $79.6 million for the six months ended June 30, 2022 as compared to $62.3 million for the six months ended June 30, 2021. The increase was primarily due to share gains in global markets, particularly in our Latin American markets, and the global economies recovering from the COVID-19 pandemic. Our share gains in global markets were driven, in part, by our efforts to expand direct sales in multiple geographies.
Cost of Revenue and Gross Margin
Cost of revenue increased $6.5 million, or 31.2%, to $27.3 million for the six months ended June 30, 2022 compared to $20.8 million for the six months ended June 30, 2021. The increase in cost of revenue is in line with the increase in revenue due to the economic recovery from the COVID-19 pandemic.
Gross margin decreased to 65.8% for the six months ended June 30, 2022 compared to 66.7% for the six months ended June 30, 2021, primarily due to geographic mix shifting from European to Latin American markets in fiscal 2022 and incremental inventory obsolescence for Puregraft inventory in the first quarter of 2022, which had a negative impact on our gross profit of 1.4%.
Operating Expenses

	Six Months Ended June 30,
	2022	2021

	(unaudited) (in thousands)
Operating expenses:
Sales, general and administrative	$59,870	$39,891
Research and development	8,501	8,397
Total operating expenses	$68,371	$48,288

Sales, General and Administrative Expense
SG&A expense increased $20.0 million, or 50.1%, to $59.9 million for the six months ended June 30, 2022, compared to $39.9 million for the six months ended June 30, 2021. The increase in SG&A was primarily due to a $11.5 million increase in personnel and related costs due to increased headcount, a $3.0 million increase in sales and marketing expenses, a $2.9 million increase in consulting fees in part due to added costs for compliance with Section 404(b) of the Sarbanes-Oxley Act and a $1.1 million increase in commissions due to an increase in sales.
Research and Development Expense
R&D expense increased $0.1 million, or 1.2%, to $8.5 million for the six months ended June 30, 2022, compared to $8.4 million for the six months ended June 30, 2021. The increase in R&D expense was primarily due to a $0.5 million increase in regulatory affair costs, partially offset by a $0.4 million decrease in personnel cost.

Interest Expense
Interest expense increased $1.2 million, or 27.8%, to $5.7 million for the six months ended June 30, 2022, compared to $4.4 million for the six months ended June 30, 2021. The increase was due to the extinguishment of the Madryn debt and the closing of the new Credit Agreement on April 26, 2022.
Change in Fair Value of Derivative Instruments
Change in fair value of derivative instruments for the six months ended June 30, 2022 resulted in a gain of $0.7 million, compared to a gain of $0.5 million for the six months ended June 30, 2021. The change in fair value of derivative instruments was due to the extinguishment of the Madryn debt and the associated derivatives embedded in the Madryn Credit Agreement, which was paid in full and terminated on April 26, 2022.
Provision for Income Taxes
Provision for income taxes increased $390,000, or 68.1%, to $963,000 for the six months ended June 30, 2022, compared to $573,000 for the six months ended June 30, 2021. The change in the provision for income taxes is primarily due to increased pre-tax income in certain foreign jurisdictions.
Other Income (Expense), Net
Other income (expense), net increased $1.1 million to a loss of $2.2 million for the six months ended June 30, 2022, compared to a $1.0 million loss for the six months ended June 30, 2021. The increase was primarily due to the foreign currency fluctuations of the euro and the Brazilian real as compared to the U.S. dollar in fiscal 2021 and 2022, resulting in a foreign currency transaction loss of $2.1 million for the six months ended June 30, 2022, compared to a $0.6 million loss for the six months ended June 30, 2021.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $19.0 million for the six months ended June 30, 2022 due to the extinguishment of the Madryn debt. The $19.0 million loss on the extinguishment of debt represents the difference between the carrying value of the Madryn debt and the cash outflows to extinguish the debt, including $6.5 million of the early repayment penalty.

Liquidity and Capital Resources
As of June 30, 2022, we had an accumulated deficit of $249.4 million. Since our inception, we have generated losses and expect to continue to generate losses in the near term. We have financed our operations through a combination of equity financings and debt financings, and from cash generated from operations, primarily from the collection of accounts receivable resulting from sales. Our historical cash outflows have primarily been associated with cash used for operating activities such as expansion of our sales and marketing and distributor infrastructure, investing in inventory, R&D activities, asset acquisitions, capital improvements, including our new manufacturing facility, and other working capital needs. As of June 30, 2022 and December 31, 2021, we had cash of $91.3 million and $53.4 million, respectively.
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
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Six Months Ended June 30,
	2022	2021
	(unaudited) (in thousands)
Net cash provided by (used in):
Operating activities	$(16,170)	$(7,368)
Investing activities	(19,553)	(2,465)
Financing activities	74,013	2,208
Effect of exchange rate changes on cash	(446)	(92)
Net decrease in cash	$37,844	$(7,717)

Net Cash Used in Operating Activities
Net cash used in operating activities of $16.2 million for the six months ended June 30, 2022 was primarily comprised of a net loss of $43.0 million and a $0.7 million change in fair value of financial instruments, partially offset by a $19.0 million loss on extinguishment of debt, $2.0 million of unrealized foreign currency loss, $7.2 million of share-based compensation expense, $1.9 million of non-cash depreciation expense, $2.6 million of non-cash interest expense due to accretion of debt discounts and interest subsumed into the principal of the new Credit Agreement, and a $1.3 million change in provision for inventory obsolescence, as well as changes in operating assets and liabilities of $6.9 million.
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
Net Cash Used in Investing Activities
Net cash used in investing activities of $19.6 million for the six months ended June 30, 2022 primarily consisted of $17.0 million of cash paid for capital expenditures on construction in progress related primarily to our new manufacturing facility in the Coyol Free Zone in Costa Rica, $1.4 million in purchases of property and equipment, $0.7 million of purchases of intangibles and $0.5 million of cash paid for past asset acquisitions.
Net cash used in investing activities of $2.5 million for the six months ended June 30, 2021 primarily consisted of $1.7 million in purchases of property and equipment, $0.4 million of cash paid for past asset acquisitions and $0.3 million of purchases of intangibles.
Net Cash Provided by Financing Activities
Net cash provided by financing activities of $74.0 million for the six months ended June 30, 2022 primarily reflected $143.6 million of borrowings under the new Credit Agreement, net of debt discount and issuance costs, and $2.1 million in proceeds received for stock option exercises, which was partially offset by $71.7 million used to repay borrowings under the Madryn Credit Agreement and $12,000 in repayments on finance leases.
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
Indebtedness
On August 24, 2017, we entered into a credit agreement, or the Madryn Credit Agreement, with Madryn Health Partners, LP, or Madryn, as administrative agent, and a syndicate of lenders that was scheduled to mature on September 30, 2025.
The Madryn Credit Agreement, as amended, provided for term loans in a maximum aggregate principal amount of $65.0 million.
Borrowings under the Madryn Credit Agreement bore interest at a rate equal to 3-month LIBOR plus 8.0% per annum provided that no default has occurred. In an event of a default, the interest would increase by an additional 4.0% per annum. The effective interest rate under the amended Madryn Credit Agreement was 18.4%, and the weighted average interest rate was approximately 10.6% until extinguishment. No principal payments were due on the term loans until the final maturity date on September 30, 2025.
On April 26, 2022, or the Closing Date, we entered into the new Credit Agreement, pursuant to which the Lenders agreed to make term loans to the Company in an aggregate principal amount of up to $225 million, which we collectively refer to as the Term Loans, with the first tranche of $150 million advanced on the Closing Date. Part of the first tranche was used to repay the outstanding principal and interest under the Madryn Credit Agreement in full, including the early repayment penalty of $6.5 million. The Term Loans will mature on the 5-year anniversary of the Closing Date and accrue interest at a rate equal to 9% per annum. As of June 30, 2022, $151.6 million was outstanding under the Credit Agreement.

See Note 6 “Debt” for additional information regarding the Credit Agreement.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of June 30, 2022, the end of the period covered by this Quarterly Report on From 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report at the reasonable assurance level.
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
Risks Related to COVID-19
The COVID-19 pandemic has adversely affected our business and our financial results and may continue to do so for the foreseeable future.
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
Due to the COVID-19 pandemic, surgeons and their patients have been, and in certain regions continue to be, required, or are choosing, to defer elective procedures in which our products otherwise could be used, and many facilities that specialize in the procedures in which our products otherwise could be used have temporarily closed. In addition, even after the pandemic subsides or governmental orders no longer prohibit or recommend against performing such procedures, patients may continue to defer such procedures due to personal concerns. Further, facilities at which our products typically are used may not reopen or, even if they reopen, patients may elect to have procedures performed at facilities that are, or are perceived to be, lower-risk, such as private surgery centers, and our products may not be approved at such facilities, and we may be unable to have our products approved for use at such facilities on a timely basis, or at all. The effect of the pandemic on the broader economy could also negatively affect demand for elective procedures using our products, both in the near- and long-term.
Workforce limitations and travel restrictions resulting from government actions taken to contain the spread of COVID-19 have and will continue to adversely affect almost every aspect of our business. If a significant percentage of our workforce, or of the workforce of third parties on which we rely, cannot work, including because of illness or travel or government restrictions, our operations will be negatively affected. To comply with government restrictions and social distancing guidelines in many countries around the world, there was an increased reliance on working from home for our workforce and on the workforce of third parties on which we rely, and a large portion of our workforce continues to work from home. Our sales personnel and third-party agents working from home work largely using virtual and online engagement tools and tactics, which may be less effective than our typical in-person sales and marketing programs. In addition, during periods of significant outbreaks of COVID-19, we reduced in-person access to our hands-on surgeon trainings, which, in turn, adversely impacted our ability to educate and train surgeons on the proper use of our products, which may make surgeons less comfortable using, and therefore less likely to use, our products. We expect that future governmental mandates or other restrictions may also limit our ability to develop, and therefore launch, the products we believe will drive our future revenue growth on the timelines we anticipated previously and could also delay the planned launch of products in 2023 and beyond. Any future governmental mandates or other restrictions may also cause us not to submit required filings on our previous timetables, including with the FDA, or other regulatory bodies, both in the U.S. and outside the U.S. The COVID-19 pandemic has adversely impacted our IDE clinical trial operations in the United States, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, have heightened exposure to COVID-19. In addition, changes impacting workforce function at the FDA and other regulatory bodies, as well as changes impacting workforce function at the facilities at which we seek to have new products approved for use, could adversely impact the timing of when our new products are cleared for marketing and approved for use, either of which would adversely impact the timing of our ability to sell these new products and would have a material and adverse effect on our revenue growth.
Further, we have experienced, and may continue to experience, disruptions in the manufacture and distribution of our products and in our supply chain as a result of the COVID-19 pandemic. Any future disruptions or other events that result in staffing shortages, production slowdowns, stoppages, or disruptions in delivery systems could materially and adversely affect our ability to manufacture or distribute our products, or to obtain the raw materials and supplies necessary to manufacture and distribute our products, in a timely manner, or at all.
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
Further, the global capital markets experienced, and we expect will continue to experience, disruption and volatility due to the COVID-19 pandemic and its impact on economic conditions, adversely impacting access to capital not only for us, but also for our customers and suppliers who need access to capital. Their inability to access capital in a timely manner, or at all, could adversely impact demand for our products and/or adversely impact our ability to manufacture or supply our products, any of which could have a material and adverse effect on our business.
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
In recent years, we have incurred significant costs in connection with the development of Motiva Implants, the Mía technology, and other products and services. We expect our research and development expenses to increase significantly as we continue with our IDE clinical trial in the United States. We will also incur significant expenses to expand our sales and marketing organization to support sales of Motiva Implants, including but not limited to a direct sales force in Brazil and several European countries, as well as other products outside the United States and Canada.
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
The regulatory process is expensive, time consuming and uncertain. There is no guarantee that the United States Food and Drug Administration, or FDA, or non-U.S. regulatory agencies will grant approval for our current or future products, and failure to obtain regulatory approvals in the United States and other international jurisdictions, or revocation of approvals in those jurisdictions, will prevent us from marketing our products.
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
Although we launched Motiva Implants commercially in October 2010 and have sold over 2.3 million units to date in various countries outside the United States, we do not have as much post-market surveillance data as our competitors and may not have clearly identified all possible or actual risks of our products. Furthermore, if our clinical trials do not produce patient data that compares favorably with breast implants that are already on the market, physicians and patients may opt to not use our products, and our business would suffer.
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
We have incurred net operating losses since our inception, and we continue to incur significant research and development and general and administrative expenses related to our operations. We do not expect to be profitable in 2022, and in future years we expect to incur significant research and development expenses related to, among other things, the IDE clinical study of Motiva Implants in the United States. Investment in medical device product development, particularly clinical studies, is highly speculative. It entails substantial upfront capital expenditures and significant risk that any potential planned product will fail to demonstrate adequate accuracy or clinical utility. We may not be profitable for some time. As of June 30, 2022, we had an accumulated deficit of $249.4 million.
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
As of June 30, 2022, we had 851 employees. Unless it is necessary for us to make reductions to our workforce as a cost management strategy due to the impact of the global COVID-19 pandemic or broader macroeconomic conditions on our business, over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, principally in the areas of manufacturing, regulatory affairs, clinical and sales and marketing, and particularly as we prepare our operations in the anticipation of obtaining approval from the FDA to commercialize our Motiva Implants in the United States. We also intend to continue to improve our operational, financial and management controls, reporting systems and procedures, which may require additional personnel. Such growth could place a strain on our administrative and operational infrastructure, and/or our managerial abilities, and we may not be able to make improvements to our management information and control systems in an efficient or timely manner. We may discover deficiencies in existing systems and controls.
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
The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In addition, we are required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting. Our compliance with Section 404 of the Sarbanes-Oxley Act requires that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If we are not able to comply with the requirements of Section 404 in a timely manner, including remediation of deficiencies in our internal control over financial reporting that were deemed to be material weaknesses as of December 31, 2021, or if we or our independent registered public accounting firm in the future identify any other weaknesses in our internal control over financial reporting, the market price of our shares could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which would require additional financial and management resources.
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
Unfavorable global economic conditions, including slower growth or recession, inflation or decreases in consumer spending power or confidence, could adversely affect our business, financial condition or results of operations.
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, such as slower growth or recession, inflation or decreases in consumer spending or confidence. A severe or prolonged economic downturn, could result in a variety of risks to our business, including general economic pressure on our customers’ patients. Elective aesthetic procedures, including breast augmentation, are typically not covered by insurance and are less of a priority than other items for those patients that have lost their jobs, are furloughed, have reduced work hours or have to allocate their cash to other priorities. As a result, adverse changes in the economy, including as a result of current inflationary pressures, may cause consumers to reassess their spending choices and reduce demand for elective aesthetic procedures, which could have an adverse effect on our net sales and profitability. A weak or declining economy could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers or distributors to delay making payments for our products. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the economic climate and financial market conditions could adversely affect our business.
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
We present our results of operations in U.S. dollars, which is our reporting currency. However, as of December 31, 2021, the majority of our revenues are denominated in currencies other than the U.S. dollar - primarily the euro, the Brazilian real, and the British pound. As of December 31, 2021, the majority of our expenses are denominated in U.S. dollars or in Costa Rican colones, which are linked to the U.S. dollar. In the future, we expect to have significant revenues and expenses denominated in these non-U.S. currencies. As such, unfavorable fluctuations in currency exchange rates have had, and in the future could continue to have, an adverse effect on our results of operations.
Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, expenses and income, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, changes in the value of the U.S. dollar in relation to the British pound, the euro, and the Brazilian real will affect our revenues, operating income and the value of balance sheet items originally denominated in other currencies. These changes would cause our growth in consolidated earnings stated in U.S. dollars to be higher or lower than our growth in local currency when compared against other periods. We do not currently engage in currency hedging arrangements to protect us from fluctuations in the exchange rates of the euro and other currencies in relation to the U.S. dollar (and/or from inflation of such currencies), and we are exposed to material adverse effects from such movements. We cannot predict any future trends in rates of inflation or exchange rates of other currencies against the U.S. dollar, and there can be no assurance that any contractual provisions will offset their impact, or that any future currency hedging activities will be successful.
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
We currently purchase components for the Qid Safety Technology microtransponders under purchase orders and do not have long-term contracts with most of the suppliers of the materials included in these products. We rely on NuSil as the sole supplier of medical-grade silicone used in our Motiva Implants as well as other products that we manufacture under contract to other customers. See the risk factor above titled “We rely on a single-source, third-party supplier for medical-grade silicone, which is the primary raw material used in these products. If this supplier were to increase prices for these raw materials over time or experience interruptions in their ability to supply us with this raw material, our business, financial condition and results of operations could be adversely affected.” In addition, the suppliers of certain packaging components and the surgical tools that we sell with Motiva Implants, including the cannulas, retractors, and insertion sleeves, are all purchased by us from single-source suppliers.
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
In February of 2022, Russia invaded Ukraine and is still engaged in active armed conflict against the country. The conflict has resulted in worldwide geopolitical and macroeconomic uncertainty. Our revenue in Russia and Ukraine, in aggregate, accounted for 1.1% and 2.2% of our consolidated net revenue for the six months ended June 30, 2022 and 2021, respectively. The invasion of and ongoing conflict in Ukraine will likely continue to cause disruption and instability in Russia, Ukraine, and other European markets in which we operate. It is not possible at this time to predict the ultimate consequences of the conflict in Ukraine or the responses of governments or others to the conflict, which could include, among other things, additional sanctions, greater regional instability or expansion of the conflict, embargoes, geopolitical shifts, litigation, and impacts on macroeconomic conditions, commodities, currency exchange rates, supply chains, and financial markets.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. MINE SAFETY DISCLOSURES
None
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS
(a)     Exhibits.

Exhibits	Description	Incorporation by Reference
10.5+	Master Supply Agreement, effective as of May 13, 2022, by and between Establishment Labs S. A. and Nusil Technology LLC.	Form 8-K; Exhibit 10.1, Filed June 6, 2022
10.6	Form of Share Option Agreement (US) under the 2018 Equity Incentive Plan	Filed herewith.
10.7	Form of Share Option Agreement (International) under the 2018 Equity Incentive Plan	Filed herewith.
10.8	Form of Restricted Share Unit Award Agreement (US) under the 2018 Equity Incentive Plan	Filed herewith.
10.9	Form of Restricted Share Unit Award Agreement (International) under the 2018 Equity Incentive Plan	Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+ Certain portions of the exhibit have been redacted in compliance with Item 601(b)(10) of Regulation S-K
* The certifications filed as Exhibits 32.1 are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Company under the Securities Exchange Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation by reference language contained in any such filing, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESTABLISHMENT LABS HOLDINGS INC.

		By:	/s/ Juan José Chacón Quirós

Date:	August 9, 2022	By:	Juan José Chacón Quirós
		Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 9, 2022	By:	/s/ Rajbir S. Denhoy

		Name:	Rajbir S. Denhoy
		Title:	Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)