Form 10-Q
period 2022-09-30
ESTABLISHMENT LABS HOLDINGS INC.
filed 2022-11-09
CIK 1688757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
The number of the registrant’s common shares outstanding as of November 8, 2022 was 24,342,327.

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
•The COVID-19 pandemic has adversely affected our business and our financial results and it or other future pandemics, epidemics or global health crises may adversely affect our business and financial results in the future.
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
•If the FDA, or similar regulatory authority, does not approve our products or requires additional clinical trials before any approval or if any approval of our products includes additional restrictions on the label or requires a characterization of our products that differs from ours and/or other regulatory authority’s, our business, financial condition, results of operations and growth prospects could be materially adversely affected.
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
•Recent news coverage has called into question the long-term safety of breast implants and reports of breast implant-associated anaplastic large cell lymphoma (BIA-ALCL) linked to our competitors’ products which have led to regulatory actions regarding macrotextured devices in several countries and the worldwide recall of one of our competitor’s macrotextured implants and tissue expanders. These events and reports of other forms of cancer, including squamous cell carcinoma (SCC) and various lymphomas, from breast implant products may lead to a reduction in the demand for silicone breast implants and could adversely affect our business.
•The medical device industry is characterized by patent litigation and we could become subject to litigation that could be costly, result in the diversion of management's time and efforts, require us to pay damages or prevent us from marketing our existing or future products.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$65,349	$53,415
Accounts receivable, net of allowance for doubtful accounts of $989 and $1,221	31,246	24,437
Inventory, net	31,557	28,407
Prepaid expenses and other current assets	10,013	7,012
Total current assets	138,165	113,271
Long-term assets:
Property and equipment, net of accumulated depreciation	39,214	18,658
Goodwill	465	465
Intangible assets, net of accumulated amortization	4,632	4,371
Right-of-use operating lease assets, net	3,730	2,206
Other non-current assets	1,447	558
Total assets	$187,653	$139,529
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$14,878	$14,475
Accrued liabilities	16,705	16,236
Other liabilities, short-term	793	1,178
Total current liabilities	32,376	31,889
Long-term liabilities:
Note payable, Oaktree, net of debt discount and issuance costs	148,192	—
Note payable, Madryn, net of debt discount and issuance costs	—	51,906
Madryn put option	—	703
Operating lease liabilities, non-current	3,323	1,900
Other liabilities, long-term	2,243	2,392
Total liabilities	186,134	88,790
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common shares - zero par value, unlimited amount authorized; 24,750,397 and 24,488,335 shares issued at September 30, 2022 and December 31, 2021, respectively; 24,342,327 and 24,080,265 shares outstanding at September 30, 2022 and December 31, 2021, respectively	223,143	219,737
Additional paid-in-capital	46,659	36,584
Treasury shares, at cost, 408,070 shares held at September 30, 2022 and December 31, 2021	(2,854)	(2,854)
Accumulated deficit	(268,032)	(206,385)
Accumulated other comprehensive income	2,603	3,657
Total shareholders’ equity	1,519	50,739
Total liabilities and shareholders’ equity	$187,653	$139,529
The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$38,245	$29,039	$117,887	$91,369
Cost of revenue	12,205	9,419	39,457	30,191
Gross profit	26,040	19,620	78,430	61,178
Operating expenses:
Sales, general and administrative	31,268	24,780	91,138	64,671
Research and development	5,289	3,884	13,790	12,281
Total operating expenses	36,557	28,664	104,928	76,952
Loss from operations	(10,517)	(9,044)	(26,498)	(15,774)
Interest income	10	7	62	15
Interest expense	(3,880)	(2,293)	(9,560)	(6,736)
Change in fair value of derivative instruments	—	57	703	546
Other expense, net	(3,618)	(3,339)	(5,769)	(4,360)
Loss on extinguishment of debt	—	—	(19,019)	—
Loss before income taxes	(18,005)	(14,612)	(60,081)	(26,309)
Provision for income taxes	(603)	(66)	(1,566)	(639)
Net loss	$(18,608)	$(14,678)	$(61,647)	$(26,948)

Basic and diluted net loss per share	$(0.76)	$(0.61)	$(2.53)	$(1.13)
Weighted average outstanding shares used for basic and diluted net loss per share	24,511,495	24,091,546	24,406,389	23,885,412

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(18,608)	$(14,678)	$(61,647)	$(26,948)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	69	1,280	(1,054)	663
Other comprehensive gain (loss)	69	1,280	(1,054)	663
Comprehensive loss	$(18,539)	$(13,398)	$(62,701)	$(26,285)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statement of Shareholders’ Equity
(Unaudited) (In thousands, except share data)

	Common Shares		Treasury Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2022	24,488,335	$219,737	(408,070)	$(2,854)	$36,584	$(206,385)	$3,657	$50,739
Stock option exercises	113,821	1,702	—	—	—	—	—	1,702
Share-based compensation	—	—	—	—	3,434	—	—	3,434
Foreign currency translation loss	—	—	—	—	—	—	(2,107)	(2,107)
Net loss	—	—	—	—	—	(5,933)	—	(5,933)
Balance at March 31, 2022	24,602,156	221,439	(408,070)	(2,854)	40,018	(212,318)	1,550	47,835
Stock option exercises	35,881	411	—	—	—	—	—	411
Share-based compensation	—	—	—	—	3,743	—	—	3,743
Foreign currency translation gain	—	—	—	—	—	—	984	984
Net loss	—	—	—	—	—	(37,106)	—	(37,106)
Balance at June 30, 2022	24,638,037	221,850	(408,070)	(2,854)	43,761	(249,424)	2,534	15,867
Warrant exercises	4,703	5	—	—	(5)	—	—	—
Stock option exercises	95,194	1,275	—	—	—	—	—	1,275
Share-based compensation	12,542	13	—	—	2,908	—	—	2,921
Shares withheld to cover income tax obligation upon vesting of restricted stock	(79)	—	—	—	(5)	—	—	(5)
Foreign currency translation gain	—	—	—	—	—	—	69	69
Net loss	—	—	—	—	—	(18,608)	—	(18,608)
Balance at September 30, 2022	24,750,397	$223,143	(408,070)	$(2,854)	$46,659	$(268,032)	$2,603	$1,519
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

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(61,647)	$(26,948)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,881	2,792
Provision for doubtful accounts	393	477
Provision for inventory obsolescence	1,487	93
Share-based compensation	10,098	7,377
Loss from disposal of property and equipment	121	133
Unrealized foreign currency loss, net	5,832	3,317
Amortization of right-to-use asset	311	305
Loss on extinguishment of debt	19,019	—
Gain from write-off of liability	(1,866)	—
Change in fair value of derivative instruments	(703)	(546)
Non-cash interest expense and amortization of debt discount	5,356	1,512
Changes in operating assets and liabilities:
Accounts receivable	(9,883)	(6,795)
Inventory	(8,315)	(5,289)
Prepaid expenses and other current assets	(3,191)	(3,320)
Other assets	(937)	204
Accounts payable	610	660
Accrued liabilities	2,692	6,828
Operating lease liabilities	(251)	(309)
Other liabilities	(157)	(314)
Net cash used in operating activities	(38,150)	(19,823)
Cash flows from investing activities:
Purchases of property and equipment	(1,885)	(2,667)
Cash used in asset acquisitions	(525)	(434)
Cost incurred for intangible assets	(1,209)	(447)
Capital expenditures on construction in progress	(20,744)	—
Net cash used in investing activities	(24,363)	(3,548)
Cash flows from financing activities:
Borrowings under Oaktree debt agreement, net of debt discount and issuance costs	143,593	—
Repayment of Madryn debt agreement	(71,681)	—
Repayments on finance leases	(17)	(163)
Proceeds from stock option exercises	3,388	4,096
Tax payments related to shares withheld upon vesting of restricted stock	(5)	(88)
Net cash provided by financing activities	75,278	3,845
Effect of exchange rate changes on cash	(831)	(374)
Net increase (decrease) in cash	11,934	(19,900)
Cash at beginning of period	53,415	84,523
Cash at end of period	$65,349	$64,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Supplemental disclosures:
Cash paid for interest	$4,184	$5,182
Cash paid for income taxes	$1,298	$429

Supplemental disclosures of non-cash investing and financing activities:
Unpaid balance for property and equipment	$32	$34
Consideration payable related to asset acquisition	$—	$412
Cashless option exercise	$—	$1,640
The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Formation and Business of the Company
Establishment Labs Holdings Inc., with its wholly owned subsidiaries (collectively “the Company”), is a global company that manufactures and markets innovative medical devices for aesthetic and reconstructive plastic surgery. The Company was established in the British Virgin Islands on October 9, 2013, at which time Establishment Labs, S.A., the Costa Rican manufacturing company, was reincorporated as a wholly-owned subsidiary. As of September 30, 2022, the Company also has wholly-owned subsidiaries in the United States (JAMM Technologies, Inc. and Motiva USA LLC), Brazil (Establishment Labs Produtos para Saude Ltda), Belgium (European Distribution Center Motiva BVBA), France (Motiva Implants France SAS), Sweden (Motiva Nordica AB), Switzerland (JEN-Vault AG), the United Kingdom (Motiva Implants UK Limited), Italy (Motiva Italy S.R.L), Spain (Motiva Implants Spain, S.L.), Austria (Motiva Austria GmbH), Germany (Motiva Germany GmbH) and Argentina (Motiva Argentina S.R.L). Substantially all of the Company’s revenues are derived from the sale of silicone gel-filled breast implants, branded as Motiva Implants.
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
The Company is pursuing regulatory approval to commercialize its products in the United States. The Company received approval for an investigational device exemption, or IDE, from the United States Food and Drug Administration, or FDA, in March 2018 to initiate a clinical trial in the United States for its Motiva Implants. In August 2019, the Company completed all patient surgeries for the IDE aesthetic cohorts, which include primary augmentation and revision. In the fourth quarter of 2021, the Company initiated a modular pre-market approval, or PMA, submission process with the FDA and submitted the first of four expected modules. In April 2022, the Company released preliminary results of the two-year patient follow-up data for the primary augmentation cohort of its IDE clinical trial. The second module was submitted in May 2022. In June 2022, full enrollment of the IDE clinical trial was complete, and all surgeries in the primary reconstruction cohort were performed. In August 2022, the third module was submitted to the FDA. As of September 30, 2022, the Company also completed the three-year study subject follow-up for the aesthetic cohort.
2.    Summary of Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2022 as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s audited consolidated financial statements as of December 31, 2021 and 2020 and for the years ended 2021, 2020 and 2019 presented in the Company’s Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 1, 2022. Below are those policies with current period updates.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The condensed consolidated financial statements include the Company’s accounts and those of its wholly owned subsidiaries as of September 30, 2022 as follows:

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
Unaudited Interim Condensed Consolidated Financial Information
The accompanying interim condensed consolidated financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021, and the related interim information contained within the notes to the condensed consolidated financial statements, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to state fairly the Company’s financial position as of September 30, 2022, and the results of its operations and cash flows for the nine months ended September 30, 2022 and 2021. Such adjustments are of a normal and recurring nature. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full fiscal year 2022, or for any future period.
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
For the nine months ended September 30, 2022 and 2021, Brazil accounted for 17.5% and 10.5%, respectively, of consolidated revenue and no other individual country exceeded 10% of consolidated revenue, on a ship-to

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
destination basis.
The majority of the Company’s consolidated total assets, including cash and tangible assets, is held in the United States. The Company’s long-lived assets, which primarily consist of property and equipment and intangible assets located in Costa Rica represented 88% and 84% of the total long-lived assets as of September 30, 2022 and December 31, 2021, respectively.
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
Substantially all of the Company’s revenues were derived from the sale of Motiva Implants. During the nine months ended September 30, 2022 and 2021, no customer accounted for more than 10% of the Company’s revenue. No customers accounted for more than 10% of the Company’s trade accounts receivable balance as of September 30, 2022. One customer accounted for 11.8% of the Company’s trade accounts receivable balance as of December 31, 2021.
The Company relies on NuSil Technology, LLC, or NuSil, as the sole supplier of medical-grade silicone used in Motiva Implants. During the nine months ended September 30, 2022 and 2021, the Company had purchases of $21.6 million, or 52.2% of total purchases, and $17.4 million, or 59.9% of total purchases, respectively, from NuSil. As of September 30, 2022 and December 31, 2021, the Company had an outstanding balance owed to this vendor of $1.6 million and $2.5 million, respectively.
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
Cash
The Company’s cash consists of cash maintained in checking and interest-bearing accounts. The majority of the Company’s cash is held at two financial institutions in the United States. The Company accounts for financial instruments with original maturities of three months or less at the date of purchase as cash equivalents. The

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Company held no cash equivalents as of September 30, 2022 or December 31, 2021.
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
Inventory and Cost of Revenue
Inventory is stated at the lower of cost to purchase or manufacture the inventory or the net realizable value of such inventory. Cost is determined using the standard cost method which approximates actual costs using the first-in, first-out basis. The Company regularly reviews inventory quantities considering actual losses, projected future demand, and remaining shelf life to record a provision for excess and slow-moving inventory. An inventory reserve of $2.4 million and $1.2 million has been recorded as of September 30, 2022 and December 31, 2021, respectively.
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
Shipping and Handling Costs
Shipping and handling costs are expensed as incurred and are included in selling, general and administrative, or SG&A, expenses. For the three months ended September 30, 2022 and 2021, shipping and handling costs were $2.5 million and $1.1 million, respectively. For the nine months ended September 30, 2022 and 2021, shipping and handling costs were $5.6 million and $3.8 million, respectively.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company recognizes revenue when title to the product and risk of loss transfer to customers, provided there are no remaining performance obligations required of the Company or any written matters requiring customer acceptance. The Company allows for the return of product from direct customers in certain regions in limited instances within fifteen days after the original sale and records estimated sales returns as a reduction of sales in the same period revenue is recognized. Appropriate reserves are established for anticipated sales returns based on historical experience, recent gross sales and any notification of pending returns. Actual sales returns in any future period are inherently uncertain and thus may differ from the estimates. If actual sales returns differ significantly from the estimates, an adjustment to revenue in the current or subsequent period is recorded. As of September 30, 2022 and December 31, 2021, an allowance of $4,000 and $10,000 was recorded for product returns, respectively.
A portion of the Company’s revenue is generated from the sale of consigned inventory maintained at physician, hospital, or clinic locations. For these products, revenue is recognized at the time the Company is notified by the consignee that the product has been implanted, not when the consigned products are delivered to the consignee’s warehouse.
Revenue was generated in these primary geographic markets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Europe	$8,712	$11,131	$36,417	$38,350
Latin America	12,323	9,793	38,691	24,964
Asia-Pacific/Middle East	16,924	8,115	41,953	27,340
Other	286	—	826	715
	$38,245	$29,039	$117,887	$91,369

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
(Unaudited)
useful life.
During the year ended December 31, 2021, there was no impairment of goodwill or intangible assets based on the qualitative assessments performed by the Company. As of September 30, 2022, no triggering events have occurred which would indicate that the acquired intangible asset values may not be recoverable.
Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. There were no impairment charges, or changes in estimated useful lives recorded during the year ended December 31, 2021. As of September 30, 2022, no triggering events have occurred which would indicate that the acquired long-lived asset values may not be recoverable.
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
Prior to the extinguishment of debt outstanding under the Madryn Credit Agreement (as defined below), the Company used option pricing valuation models to determine the fair value of embedded derivatives and recorded any change in fair value in the condensed consolidated statements of operations (see Note 5).
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
There were no material uncertain tax positions in fiscal year 2021 or for the nine months ended September 30, 2022.
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
Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses resulting from foreign currency transactions are included within “Other expense, net” in the condensed consolidated statements of operations. For the three months ended September 30, 2022 and 2021 , foreign currency transaction loss amounted to $3.6 million and $3.4 million, respectively. For the nine months ended September 30, 2022 and 2021, foreign currency transaction loss amounted to $5.6 million and $4.0 million, respectively.
Comprehensive Loss
The Company’s comprehensive loss consists of net loss and foreign currency translation adjustments arising from the consolidation of the Company’s foreign subsidiaries.
Share-Based Compensation
The Company measures and recognizes compensation expense for all share-based awards in accordance with the provisions of ASC 718, Stock Compensation. Share-based awards granted include stock options, restricted stock units, or RSUs, and restricted stock awards, or RSAs. Share-based compensation expense for stock options and restricted stock granted to employees is measured at the grant date based on the fair value of the awards and is recognized as an expense ratably on a straight-line basis over the requisite service period. The fair value of options to purchase shares is estimated on the grant date using the Black-Scholes option valuation model.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following recent accounting pronouncements issued by the FASB could have a material effect on the Company’s financial statements:
Recently Adopted Accounting Standards
In August 2020, the FASB issued Accounting Standards Update, or ASU, No. 2020-06, Debt with Conversion and other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). The new guidance eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. This standard is currently effective. The Company adopted ASU 2020-06 as of January 1, 2022. The adoption did not have a material impact upon the Company’s financial position and results of operations.
3.     Balance Sheet Accounts
Inventory, Net

	September 30, 2022	December 31, 2021

	(in thousands)
Raw materials	$11,035	$8,519
Work in process	1,265	1,396
Finished goods	19,257	18,492
	$31,557	$28,407

As of September 30, 2022 and December 31, 2021, $3.8 million and $3.5 million of inventory was on consignment, respectively.
Prepaid Expenses and Other Current Assets

	September 30, 2022	December 31, 2021

	(in thousands)
Prepaid insurance	$1,918	$2,315
Prepaid construction in process	1,780	330
Prepaid services	1,331	381
Prepaid taxes	1,214	551
Prepaid assets	868	158
Prepaid raw materials and accessories	603	577
Prepaid U.S. clinical trial costs	448	412
Prepaid warranty and distribution rights	188	516
Other	1,663	1,772
	$10,013	$7,012

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Property and Equipment, Net

	September 30, 2022	December 31, 2021

	(in thousands)
Machinery and equipment	$10,748	$10,240
Construction in process	23,918	3,174
Building improvements	6,990	6,713
Furniture and fixtures	5,456	4,761
Building	2,472	2,472
Leasehold improvements	2,192	2,118
Land	802	802
Vehicles	272	268
Total	52,850	30,548
Less: Accumulated depreciation and amortization	(13,636)	(11,890)
	$39,214	$18,658

For each of the three months ended September 30, 2022 and 2021, depreciation and amortization expense related to property and equipment was $0.6 million. For the nine months ended September 30, 2022 and 2021, depreciation and amortization expense related to property and equipment was $1.9 million and $1.8 million, respectively.
In August 2021, the Company entered into a contract with the Zona Franca Coyol, S.A., or CFZ, to begin construction of a new manufacturing facility in Costa Rica. The costs for improvement of the land and construction of a cold shell building are being paid for by CFZ while the Company is paying for internal improvements and customization. Upon completion, the Company had the option to purchase the title to the land and cold shell building for approximately $12.6 million or to lease the facility at a to be determined price. Subject to purchase of the land and cold shell building, the Company has the option to buy an adjacent lot of land for approximately $2.8 million and engage CFZ to construct an additional manufacturing facility. On May 26, 2022, the Company exercised its option to purchase the title of the land and cold shell building and made its first payment of approximately $9.5 million. The remaining payment of approximately $3.1 million was made in October 2022.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Accrued Liabilities
Accrued liabilities consisted of the following:

	September 30, 2022	December 31, 2021

	(in thousands)
Performance bonus	$3,275	$3,346
Payroll and related expenses	5,674	3,904
Bonus feature of stock option grant	4,500	5,570
Operating lease liabilities - current	559	402
Commissions	688	1,138
Professional and legal services	973	819
Warranty reserve	157	167
Cash payable for asset acquisitions - contingent consideration	—	137
Other	879	753
	$16,705	$16,236

Other Liabilities, Short-Term
Other liabilities, short-term consisted of the following:

	September 30, 2022	December 31, 2021

	(in thousands)
Deferred revenue	$793	$769
Cash payable for asset acquisitions	—	409
	$793	$1,178

Other Liabilities, Long-Term
Other liabilities, long-term consisted of the following:

	September 30, 2022	December 31, 2021

	(in thousands)
Deferred revenue	$2,243	$2,392

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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company’s goodwill and most intangibles at September 30, 2022 are the result of previous asset and business acquisitions. Finite-lived intangibles are amortized over their estimated useful lives based on expected future benefit.
In addition to the intangibles acquired, the Company capitalized certain patent and license rights as identified intangibles based on patent and license rights agreements entered into over the past several years. Additionally, the Company capitalized certain software development costs.
There were no changes in the carrying amount of goodwill during the nine months ended September 30, 2022:

	Balance as of January 1, 2022	Additions	Accumulated Impairment Losses	Balance as of September 30, 2022

	(in thousands)
Goodwill	$465	$—	$—	$465

The carrying amounts of these intangible assets other than goodwill as of September 30, 2022 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives

	(in thousands)			(in years)
Patents and license rights	$1,757	$(1,287)	$470	7-12
Customer relationships	2,033	(1,949)	84	4-10
510(k) authorization	567	(260)	307	15
Developed technology	62	(57)	5	10
Capitalized software development costs	4,828	(1,390)	3,438	2-5
Other	75	(38)	37	2-5
Capitalized patents and license rights not yet amortized	291	—	291
	$9,613	$(4,981)	$4,632

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

For each of the three months ended September 30, 2022 and 2021, amortization expense related to intangible assets was $0.3 million. The amortization expense associated with intangible assets was $0.9 million for each of the nine months ended September 30, 2022 and 2021. Non-product related amortization is recorded in SG&A while product-related amortization is recorded in cost of revenue.
As of September 30, 2022, the amortization expense related to identifiable intangible assets, with definite useful lives, in future periods is expected to be as follows:

Year Ending December 31,	(in thousands)
2022 (remaining)	$308
2023	1,095
2024	1,020
2025	853
2026	566
Thereafter	499
Total	$4,341

The Company evaluates the recoverability of goodwill and indefinite-lived intangible assets annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. During the year ended December 31, 2021, there was no impairment of goodwill or intangible assets based on the qualitative assessments performed by the Company. As of September 30, 2022, no triggering events have occurred which would indicate that the acquired intangible asset values may not be recoverable.
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

Fair Value Measurements at September 30, 2022
	Total	Level 1	Level 2	Level 3

(in thousands)
Liabilities
Madryn put option liability	$—	$—	$—	$—

	Fair Value Measurements at December 31, 2021
	Total	Level 1	Level 2	Level 3

	(in thousands)
Liabilities
Madryn put option liability	$703	$—	$—	$703

The fair value measurement of derivatives is based on significant inputs not observed in the market and thus represents a Level 3 measurement.
In August 2017, the Company entered into a credit agreement, or the Madryn Credit Agreement, with Madryn Health Partners, LP, or Madryn, as administrative agent, and a syndicate of lenders (see Note 6). The Company determined that the Madryn Credit Agreement contained put options related to early redemption mandatory prepayment terms in case of change in control or an event of default and a call option related to voluntary repayment option. The Company allocated a fair value of $15.1 million for these identified embedded derivatives as a debt discount on the original commitment date. An additional $5.0 million and $1.6 million debt discount was recorded on respective borrowing dates when the Company met the required milestones and borrowed an additional $10.0 million in 2017 and $25.0 million in 2019. The Company revalued the options as of each reporting period and recorded the change in the fair value in the consolidated statements of operations. On April 26, 2022, the Company repaid in full the $65.0 million in aggregate principal amount outstanding under the Madryn Credit Agreement, and the Madryn Credit Agreement, including the corresponding derivatives, was terminated.
Valuation of the embedded derivatives is complex and requires interest rate simulation, capturing optimal decision making process as interest rate fluctuates and estimating the resultant bond valuation and the resultant pay-off to the option holder. Prior to the repayment and termination of the Madryn debt, the Company estimated the fair value of the embedded redemption options based on a “with” and “without” approach using the Black-Derman-Toy

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
model, a form of the Binomial Lattice Model that captures interest rate variability and the prepayment optionality. The Binomial Lattice Model allows for the possibility of exercise before the end of the option’s life and considers future interest rates, volatility and other data with regards to the Company’s credit rating and credit spread. The value of the embedded derivatives was based on the difference between the “with” and “without” analysis. The probability of a change in control occurring was determined to be 50% (cumulative probability through the maturity date) at December 31, 2021.
The Company used the following assumptions to value the Madryn derivatives:
Madryn Put Option Liability

	September 30, 2022	December 31, 2021
Interest rate volatility	—%	25.8%
Market yield rate	—%	6.8%
Term (in years)	—	3.75
Dividend yield	—	—

The estimates were based, in part, on subjective assumptions.
During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at fair value using Level 3 inputs. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the nine months ended September 30, 2022 or during the year ended December 31, 2021.
The fair value of the debt redemption feature liability included the estimated market rate (credit spread and risk-free rate) and volatility. The higher/lower the estimated volatility, the higher/lower the value of the debt redemption feature liability. The higher/lower the estimated market rate, the higher/lower the value of the debt redemption feature liability.
The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments as follows:

Madryn Put Option Liability
Balance at December 31, 2021	$703
Change in fair value	396
Settlement	(1,099)
Balance at September 30, 2022	$—

Balance at December 31, 2020	$1,440
Change in fair value	(546)
Balance at September 30, 2021	$894

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
•The second tranche, or the Tranche B Term Loan, of $25 million will be advanced at the Company’s election prior to September 30, 2023, subject to satisfaction of specified gross sales thresholds and subject to the other terms and conditions of the Credit Agreement. As of September 30, 2022, the Company met the gross sales threshold requirement and qualified to receive the second tranche.
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
The Term Loans will mature on the 5-year anniversary of the Closing Date, or the Maturity Date. The Term Loans accrue interest at a rate equal to 9% per annum or, at any time following the Tranche D Funding Milestone, 8.25% per annum. Accrued interest is due and payable in cash on the last business day of March, June, September, and December of each year; provided, however, that prior to the 2nd anniversary of the Closing Date, the Company may pay an amount of interest on the outstanding Term Loans corresponding to 600 basis points of the interest rate in kind, or PIK, on each applicable payment date, subject to prior written notice delivered to the Administrative Agent, which has been delivered. Each of the Term Loans will be subject to original issue discount of 2% of the principal amount thereof upon the drawing of each applicable tranche. Upon any payment or prepayment in full or in part of the Term Loans, whether voluntary or involuntary, the Company is required to pay an exit fee equal to 3% of the principal amount of the Term Loan paid, or the Exit Fee.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Pursuant to the U.S. Security Agreement, the Company and its subsidiaries party thereto granted the Administrative Agent a security interest in substantially all of its personal property, rights and assets to secure the payment of all amounts owed to Lenders under the Credit Agreement.
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
The effective interest rate under the Credit Agreement is 10.4%, and the weighted average interest rate is 9.0%. The Company elected to pay interest in kind on up to two-thirds of cash interest payments prior to the second anniversary of the Closing Date, resulting in a minimum initial cash interest rate of 3.00%. The Company incurred $3.5 million and $5.9 million in interest expense in connection with the Credit Agreement during the three and nine months ended September 30, 2022, respectively. No principal payments are due on the Term Loans until the final maturity date on April 26, 2027.
As of September 30, 2022, $153.9 million was outstanding under the Credit Agreement representing the initial principal of $150 million and $3.9 million of interest accrued into the balance of the Tranche A Term Loan.
The Company recorded Oaktree debt on the condensed consolidated balance sheets as follows:

	September 30, 2022	December 31, 2021

	(in thousands)
Principal	$153,950	$—
Net unamortized debt discount and issuance costs	(5,758)	—
Net carrying value of Oaktree debt	$148,192	$—

As of September 30, 2022, the Company was in compliance with all financial debt covenants under the Credit Agreement.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Borrowings under the Madryn Credit Agreement bore interest at a rate equal to 3-month LIBOR plus 8.0% per annum provided that no default had occurred. In an event of a default, the interest would increase by an additional 4.0% per annum. The effective interest rate under the amended Madryn Credit Agreement was 18.4%, and the weighted average interest rate was approximately 10.6% until extinguishment. The Company incurred $2.2 million and $5.2 million, respectively, in interest expense in connection with the Madryn Credit Agreement during each of the nine months ended September 30, 2022 and 2021. No principal payments were due on the term loans until the final maturity date on September 30, 2025.
The Company also determined that the Madryn Credit Agreement contained put options which are mandatory repayment provisions related to liquidity events or an event of default and a call option related to voluntary repayment option. The Company allocated a fair value of $15.1 million for these embedded derivatives as a debt discount on the original commitment date in August 2017. An additional $5.0 million and $1.6 million of debt discount was recorded on respective borrowing dates when the Company met the required milestones and borrowed an additional $10.0 million in the fourth quarter of fiscal 2017 and $25.0 million in August 2019. The Company revalued the embedded derivatives as of each reporting period and recorded the change in the fair value in the consolidated statements of operations (see Note 5).
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
The Company recorded Madryn debt on the condensed consolidated balance sheets as follows:

	September 30, 2022	December 31, 2021

	(in thousands)
Principal	$—	$65,000
Net unamortized debt discount and issuance costs	—	(13,094)
Net carrying value of Madryn debt	$—	$51,906

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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company has operating leases for facilities and office space. The Company’s finance leases are immaterial. Operating lease assets and the related lease liabilities are included within the ROU operating lease assets on the condensed consolidated balance sheets. The determination of whether an arrangement is, or contains, a lease is performed at the inception of the arrangement. The Company has operating leases for certain facilities and office space to be used in its operations, with remaining lease terms ranging from monthly to 7 years. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at the election of the Company to renew or extend the lease for additional years. These optional periods have not been considered in the determination of the ROU or lease liabilities associated with these leases as management did not consider it reasonably certain it would exercise the options. Short-term leases, which have an initial term of 12 months or less, are not recorded in the balance sheet and expense for these leases is recognized on a straight-line basis over the lease term.
The Company’s lease agreements do not contain any termination options, material residual value guarantees, material bargain purchase options or material restrictive covenants. The Company does not have any lease transactions with related parties.
Total lease cost includes the following components for the nine months ended September 30, 2022 and 2021, as well as for the year ended December 31, 2021:

	September 30, 2022	September 30, 2021
	(in thousands)
Operating lease expense cost	$491	$491

	September 30, 2022	December 31, 2021
Supplemental balance sheet information	(in thousands)
Operating leases
Operating lease right-of-use assets	$3,730	$2,206
Operating lease liabilities - short-term	559	402
Operating lease liabilities - long-term	3,323	1,900
Total operating lease liabilities	$3,882	$2,302

Weighted-average remaining lease term (years)	5.8	5.5

Weighted-average discount rate (%)	9.6%	10.4%

	September 30, 2022	September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities	(in thousands)
Operating cash outflows from operating leases	$429	$481

ROU assets obtained in exchange for new lease liabilities
Operating leases	$1,829	$—

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Maturities of lease liabilities as of September 30, 2022 were as follows:

Years Ending December 31,	Operating Leases
(in thousands)
2022	$191
2023	868
2024	849
2025	766
2026	691
Thereafter	1,391
Total future minimum lease payments	4,756
Less: Amount of lease payments representing interest	(874)
Present value of future minimum lease payments	$3,882

8.    Shareholders’ Equity
Under the Memorandum of Association and Articles of Association, or Articles, in effect as of September 30, 2022 and December 31, 2021, the Company had authorized an unlimited number of common shares with no par value.
As of September 30, 2022 and December 31, 2021, 24,750,397 and 24,488,335 common shares, respectively, were issued and 24,342,327 and 24,080,265 common shares, respectively, were outstanding.
During the nine months ended September 30, 2022, the Company granted stock options and RSUs to employees and consultants (see Note 10).
The Company had reserved common shares for future issuances as follows:

	September 30, 2022	December 31, 2021
Warrants to purchase common shares	—	5,000
Options to purchase common shares	1,870,669	2,098,087
Remaining shares available under the 2018 Equity Incentive Plan	2,750,119	1,780,687
Shares issuable on vesting of grants of RSUs	146,132	3,982
Remaining shares available under the 2018 Employee Stock Purchase Plan	848,000	661,000
Total	5,614,920	4,548,756

9.    Warrants
In March 2017, the Company issued warrants for the purchase of 145,000 Class B ordinary shares to parties related to Rockport Ventures, with a fixed exercise price of $3.80 per share.
During the nine months ended September 30, 2022, warrants to purchase 5,000 shares were net exercised to

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
obtain 4,703 shares. As of September 30, 2022, no warrants were outstanding and exercisable.

Warrant Holder	Issue Date	In Connection With	Warrant to Purchase	Shares	Exercise Price	Expiration Date
Rockport	3/3/2017	Loan agreement	Common	—	$3.80	8/28/2022

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
Pursuant to the “evergreen” provision contained in the 2018 Plan, the number of common shares reserved for issuance under the 2018 Plan automatically increases on first day of each fiscal year, commencing on January 1, 2019, in an amount equal to the least of (1) 750,000 shares, (2) 4% of the total number of the Company’s common shares outstanding on the last day of the preceding fiscal year, or (3) a number of common shares as may be determined by the Company’s Board of Directors prior to any such increase date. On each of January 1, 2019 through 2022 the number of common shares authorized for issuance increased automatically by 750,000 shares in accordance with the “evergreen” provision, increasing the number of common shares reserved under the 2018 Plan to 4,500,000 as of September 30, 2022.
During the periods presented, the Company recorded the following share-based compensation expense for stock options and restricted stock awards:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)
Sales, general and administrative	$2,309	$2,396	$8,479	$5,473
Research and development	612	668	1,618	1,904
Total	$2,921	$3,064	$10,097	$7,377

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Stock Options

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2021	2,098,087	$37.49	7.67	$67,357
Granted (weighted-average fair value $37.74 per share)	230,750	63.41
Exercised	(244,896)	13.84
Forfeited/canceled	(213,272)	61.16
Balances at September 30, 2022	1,870,669	$41.08	7.13	$38,212

As of September 30, 2022, 1,005,674 options were vested and exercisable with weighted-average exercise price of $28.29 per share and a total aggregate intrinsic value of $30.2 million.
During the nine months ended September 30, 2022, 244,896 options were exercised at a weighted-average price of $13.84 per share. The intrinsic value of the options exercised during the nine months ended September 30, 2022 and 2021 was $11.7 million and $25.4 million, respectively. Upon the exercise of stock options, the Company issued new shares from its authorized shares.
At September 30, 2022, unrecognized compensation expense was $21.4 million related to stock options granted to employees and members of the Board of Directors and $1.0 million related to stock options granted to consultants. The weighted-average period over which such compensation expense will be recognized is 2.4 years.
Stock Options Granted to Employees
Share-based compensation expense for employees is based on the grant date fair value. The Company recognizes compensation expense for all share-based awards ratably on a straight-line basis over the requisite service period of the awards, which is generally the vesting term of four years. During the nine months ended September 30, 2022 and 2021, the Company recognized $7.7 million and $5.5 million, respectively, of share-based compensation expense for stock options granted to employees.
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
▪Term. For employee stock options, the expected term represents the period that the Company’s share-based awards are expected to be outstanding. Because of the limitations on the sale or transfer of the Company’s shares during the period the Company was a privately held company, the Company does not believe its historical exercise pattern is indicative of the pattern it experiences as a publicly traded company. The Company consequently uses the Staff Accounting Bulletin 110, or SAB 110, simplified

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
method to calculate the expected term of employee stock options, which is the average of the contractual term and vesting period. The Company plans to continue to use the SAB 110 simplified method until it has sufficient trading history as a publicly traded company. For consultant stock options, the term used is equal to the remaining contractual term on the measurement date.
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
The fair value of stock options granted to employees was estimated using the following assumptions:

	Nine Months Ended September 30,
	2022	2021
Volatility	56% - 59%	60%
Risk-free interest rate	1.6% - 3.2%	0.7% - 1.1%
Term (in years)	6.25	6.25
Dividend yield	—	—

Stock Options Granted to Non-Employees
Share-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned using an accelerated attribution method. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered. For the nine months ended September 30, 2022 and 2021, the Company recognized expense of $0.3 million and $1.5 million, respectively, for stock options granted to consultants.
The fair value of stock options granted to consultants was estimated using the following assumptions during the following periods presented:

	Nine Months Ended September 30,
	2022	2021
Volatility	56% - 58%	60%
Risk-free interest rate	2.4% - 2.9%	1.6%
Term (in years)	10	10
Dividend yield	—	—

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Restricted Stock
Each vested RSU entitles the holder to be issued one common share. These awards vest according to a vesting schedule determined by the Compensation Committee of the Company’s Board of Directors, generally over a one to four year period.
The following table represents RSU activity for fiscal 2022:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding unvested at December 31, 2021	3,982	$69.05
Granted	171,897	61.94
Vested	(12,542)	50.39
Forfeited/canceled	(17,205)	65.97
Outstanding unvested at September 30, 2022	146,132	$62.65

The fair value of RSUs is the grant date market value of common shares. The Company recognizes share-based compensation expense related to RSUs using a straight-line method over the vesting term of the awards. The share-based compensation expense for RSUs that vested during the nine months ended September 30, 2022 and 2021, was $2.1 million and $0.4 million, respectively, which was calculated based on the market value of the Company’s common shares on the applicable grant date.
As of September 30, 2022, the Company had unrecognized share-based compensation cost of approximately $7.7 million associated with unvested awards of RSUs. This cost is expected to be recognized over a weighted-average period of approximately 3.0 years.
11.    Net Loss Per Share
The following table summarizes the computation of basic and diluted net loss per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except share and per share data)
Numerator:
Net loss	$(18,608)	$(14,678)	$(61,647)	$(26,948)
Denominator:
Weighted average common shares used for basic and diluted earnings per share	24,511,495	24,091,546	24,406,389	23,885,412

Net loss per share:
Basic and diluted	$(0.76)	$(0.61)	$(2.53)	$(1.13)

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
The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares:

	Nine Months Ended September 30,
	2022	2021
Options to purchase common shares	1,620,669	1,855,161
Shares issuable on vesting of grants of RSUs	146,132	38,059
Warrants to purchase common shares	—	5,000
Total	1,766,801	1,898,220

12.    Related Party Transactions
During the nine months ended September 30, 2022 and 2021, the Company recorded revenue of $0.8 million and $0.9 million, respectively, for product sales to Herramientas Medicas, S.A., a distribution company owned by a family member of the Chief Executive Officer of the Company. Accounts receivable owed to the Company from this distribution company amounted to approximately $0.3 million and $0.4 million as of September 30, 2022 and December 31, 2021, respectively.
In 2016, the Company entered into a separate agreement with Dr. Chacón Quirós, the brother of the Company’s Chief Executive Officer Juan José Chacón Quirós, to maintain his clinic in Costa Rica as a MotivaImagine Excellence Center and to host and train physicians in the use of the Company’s products in relevant procedures, among other services, in exchange for cash reimbursement of up to $4,500 per day that such services are rendered. In August 2022, the Company entered into a new agreement with Dr. Chacón Quirós, replacing the original agreement, to continue the training services in exchange for cash reimbursement of his hourly rate of $531 when such services are rendered. In December 2020, Dr. Chacón Quirós was granted options to purchase 22,068 common shares vesting over four years in equal annual installments, provided that he continues to provide these services at such times. During the nine months ended September 30, 2022 and 2021, the Company paid Dr. Chacón Quirós approximately $0.2 million and $0.3 million, respectively, for services rendered.
13.     Commitments and Contingencies
Contingencies
Periodically, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. As of September 30, 2022 and 2021, contingent liabilities were not material, individually or in the aggregate, to the Company's financial condition, results of operations or cash flows. However, any monetary liability or financial impact to the Company from these contingent liabilities could differ materially from the Company's expectations.
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
14.    Subsequent Events
On October 14, 2022, the Company made the remaining payment of approximately $3.1 million to exercise its option to purchase the title of the land and cold shell building located at B-23, Coyol Free Zone, Alajuela, Costa Rica. As previously disclosed, the Company entered into a contract with the Zona Franca Coyol, S.A., in 2021 to begin construction of a new manufacturing facility with an option to purchase the title to the land and cold shell building for approximately $12.6 million.

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
Financial Highlights
Our revenue for the nine months ended September 30, 2022 and 2021 was $117.9 million and $91.4 million, respectively, an increase of $26.5 million, or 29.0%. Net losses were $61.6 million for the nine months ended September 30, 2022 as compared to $26.9 million for the nine months ended September 30, 2021. As of September 30, 2022 we had an accumulated deficit of $268.0 million.
Our cash balance as of September 30, 2022 was $65.3 million.
Recent Developments
As of September 30, 2022, all surgeries in the investigational device exemption, or IDE, U.S. clinical trial were complete. We also completed the study subject follow-up for the aesthetic cohort through three years. The Motiva IDE clinical trial enrolled 827 patients at 32 centers in the US, Germany, and Sweden. The study is designed to assess the safety and effectiveness of Motiva breast implants in primary breast augmentation, primary breast reconstruction, and revision breast procedures. The study included 562 patients in the augmentation cohorts and 265 in the reconstructive cohorts.
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
We are in the process of expanding our manufacturing facilities and corporate offices in the Coyol Free Zone in Costa Rica, or CFZ. The current $45.6 million estimate for the first phase of the project includes approximately 100,000 square feet of facility space and would initially increase our manufacturing capacity by approximately 730,000 units per year. Additional phases of the project may be executed, at our option, to further expand manufacturing capacity at the facility. We held the groundbreaking ceremony for our new Sulàyöm Innovation Campus in Costa Rica in the second quarter of 2021 and construction began following finalization and execution of certain contractual arrangements in the third quarter of 2021. The costs for improvement of the land and construction of a cold shell building are being paid by the CFZ, while we are paying for internal improvements and construction. Establishment Labs had an option to purchase the land and cold shell building upon completion of the cold-shell construction. See Note 3, “Balance Sheet Accounts” for additional information regarding this construction project and our right to purchase the title to the land and cold shell building currently under construction. On May 26, 2022, we exercised our option to purchase the title of the land and cold shell building and made our first payment of approximately $9.5 million in connection with the exercise of this option. The remaining payment of approximately $3.1 million was made in October 2022.
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
Components of Results of Operations
Revenue
We commenced sales of our Motiva Implants in October 2010 and these products have historically accounted for the majority of our revenues. Sales of our Motiva breast implants accounted for over 97% of our revenues for the nine months ended September 30, 2022, and we expect our revenues to continue to be driven primarily by sales of these products. We primarily derive revenue from sales of our Motiva Implants to two types of customers: (1) medical distributors and (2) direct sales to physicians, hospitals, and clinics.
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

Operating Expenses
Sales, General and Administrative
Sales, general and administrative, or SG&A, expenses primarily consist of compensation, including salary, share-based compensation and employee benefits for our sales and marketing personnel, and for administrative personnel that support our general operations such as information technology, executive management, financial accounting, customer service, and human resources personnel. SG&A expenses also includes costs attributable to freight, marketing, sales support, travel, legal services, financial audit fees, insurance costs, and consulting services. We have incurred, and expect to continue to incur, additional SG&A expenses in connection with being a public company as we are no longer able to rely on the “emerging growth company” exemption we were previously afforded under the Jumpstart Our Business Startups Act of 2012, or JOBS Act.
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
We expect our R&D expenses to remain elevated for the foreseeable future as we continue to advance our products under development, as well as initiate and prepare for additional clinical studies. We received an approval of an IDE from the FDA in March 2018 to initiate a clinical trial and enrolled the first patient in April 2018. In August 2019, we completed all patient surgeries for the IDE aesthetic cohorts, which include primary augmentation and revision augmentation. In June 2022, full enrollment of the IDE clinical trial was complete, and all surgeries in the primary reconstruction cohort were performed. As of September 30, 2022, we also completed the three-year study subject follow-up for the aesthetic cohort. The results of the study are expected to support a PMA submission to the FDA. We estimate that total costs for this IDE clinical trial will be between $30.0 million and $40.0 million over ten years since the inception of the study. We also have other products under development for which we may be required to conduct clinical trials in future periods in order to receive regulatory approval to market these products.
Interest Expense
Interest expense consists primarily of cash and non-cash interest related to outstanding debt and amortization of debt discounts. As of September 30, 2022, we had $153.9 million in outstanding principal under our term loan. See Note 6 “Debt” for additional information.
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
Business Update Regarding COVID-19 and Macroeconomic Conditions
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
•2022 Results: The first and second quarters of 2022 resulted in record quarterly revenue, which pointed to the recovered global business environment and normalizing medical protocols, especially in Brazil, which continued being impacted by the ongoing pandemic in fiscal 2021 after our other markets, such as Europe, showed normalized business activity. The third quarter of 2022 showed a decline in European revenue driven by weakening of the Euro, seasonality and uncertainty in the European macroeconomic environment such as increases in energy prices. The increase in revenue year-to-date as compared to 2021 was driven by an increase in demand, especially in our Latin American and Asian Pacific markets, and our efforts to expand direct sales in multiple geographies.
•Outlook: At this time, the full extent of the impact of the COVID-19 pandemic and uncertain macroeconomic conditions, particularly in Europe, on our business, financial condition and results of operations is uncertain and cannot be predicted with reasonable accuracy and will depend on future developments that are also uncertain and cannot be predicted with reasonable accuracy. However, management does not expect future results of operations to be materially impacted by the COVID-19 pandemic, although we expect that our business and results of operations will continue to be impacted by macroeconomic conditions, particularly in Europe, in the fourth quarter of 2022.
For additional information on the various risks posed by the COVID-19 pandemic on our business, financial condition and results of operations, please see Item 1A. “Risk Factors” in this report.
Business Update Regarding Ukraine Conflict
In February of 2022, Russia invaded Ukraine and is still engaged in active armed conflict against the country. Our revenue in Russia and Ukraine, in aggregate, accounted for 1.2% and 2.1% of our consolidated net revenue for the nine months ended September 30, 2022 and 2021, respectively. We anticipate our revenue from this region to be negatively impacted while the conflict continues.

Consolidated Results of Operations
The following table sets forth our results of operations for the periods presented, in dollars:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(unaudited) (in thousands)
Revenue	$38,245	$29,039	$117,887	$91,369
Cost of revenue	12,205	9,419	39,457	30,191
Gross profit	26,040	19,620	78,430	61,178
Operating expenses:
Sales, general and administrative	31,268	24,780	91,138	64,671
Research and development	5,289	3,884	13,790	12,281
Total operating expenses	36,557	28,664	104,928	76,952
Loss from operations	(10,517)	(9,044)	(26,498)	(15,774)
Interest expense	(3,880)	(2,293)	(9,560)	(6,736)
Change in fair value of derivative instruments	—	57	703	546
Other expense, net	(3,608)	(3,332)	(5,707)	(4,345)
Loss on extinguishment of debt	—	—	(19,019)	—
Loss before income taxes	(18,005)	(14,612)	(60,081)	(26,309)
Provision for income taxes	(603)	(66)	(1,566)	(639)
Net loss	$(18,608)	$(14,678)	$(61,647)	$(26,948)

Comparison of Three Months Ended September 30, 2022 and 2021

	Three Months Ended September 30,
	2022	2021

	(unaudited) (in thousands)
Revenue	$38,245	$29,039
Cost of revenue	12,205	9,419
Gross profit	$26,040	$19,620
Gross margin	68.1%	67.6%

Revenue
Revenue increased $9.2 million, or 31.7%, to $38.2 million for the three months ended September 30, 2022 as compared to $29.0 million for the three months ended September 30, 2021. The increase was primarily due to share gains in global markets, particularly in our Latin American and Asian Pacific markets, and the global economies recovering from the COVID-19 pandemic. Our share gains in global markets were driven, in part, by our efforts to expand direct sales in multiple geographies.
Cost of Revenue and Gross Margin
Cost of revenue increased $2.8 million, or 29.6%, to $12.2 million for the three months ended September 30, 2022 compared to $9.4 million for the three months ended September 30, 2021. The increase in cost of revenue is in line with the increase in revenue described above.
Gross margin increased to 68.1% for the three months ended September 30, 2022 as compared to 67.6% for the three months ended September 30, 2021 primarily due to changes in global product mix and improved manufacturing efficiencies.
Operating Expenses

	Three Months Ended September 30,
	2022	2021

	(unaudited) (in thousands)
Operating expenses:
Sales, general and administrative	$31,268	$24,780
Research and development	5,289	3,884
Total operating expenses	$36,557	$28,664

Sales, General and Administrative Expense
SG&A expense increased $6.5 million, or 26.2%, to $31.3 million for the three months ended September 30, 2022, compared to $24.8 million for the three months ended September 30, 2021. The increase in SG&A was partially related to being a public company, as we are no longer able to rely on the “emerging growth company” exemption. The increase was primarily due to a $3.5 million increase in personnel and related costs due to increased headcount, a $1.4 million increase in sales and marketing expenses, and a $0.9 million increase in freight charges due to an increase in sales.
Research and Development Expense
R&D expense increased $1.4 million, or 36.2%, to $5.3 million for the three months ended September 30, 2022, compared to $3.9 million for the three months ended September 30, 2021 primarily due to a $1.2 million increase in personnel costs and a $0.5 million increase in expenditures related to our IDE clinical study in the United States partially offset by a $0.3 million decrease in regulatory affairs costs.

Interest Expense
Interest expense for the three months ended September 30, 2022 was $3.9 million as compared to $2.3 million for the three months ended September 30, 2021. The increase was due to the extinguishment of the Madryn (as defined below) debt and the entering into the new Credit Agreement on April 26, 2022.
Change in Fair Value of Derivative Instruments
There was no change in fair value of derivative instruments for the three months ended September 30, 2022. The Madryn debt was paid in full on April 26, 2022, and the associated derivatives embedded in the Madryn Credit Agreement were extinguished.
Provision for Income Taxes
Provision for income taxes increased $0.5 million, to $0.6 million for the three months ended September 30, 2022, compared to $0.1 million for the three months ended September 30, 2021. The change in the provision for income taxes is primarily due to increased pre-tax income in certain foreign jurisdictions.
Other Expense, Net
Other expense, net increased $0.3 million, or 8.4%, to a loss of $3.6 million for the three months ended September 30, 2022, compared to a loss of $3.3 million for the three months ended September 30, 2021. The increase was primarily due to the foreign currency fluctuations of the euro and the Brazilian real as compared to the U.S. dollar in the third quarter of 2022 compared to the third quarter of 2021, resulting in a foreign currency transaction loss of $3.6 million for the three months ended September 30, 2022, compared to a $3.4 million loss for the three months ended September 30, 2021.

Comparison of the Nine Months Ended September 30, 2022 and 2021

	Nine Months Ended September 30,
	2022	2021

	(unaudited) (in thousands)
Revenue	$117,887	$91,369
Cost of revenue	39,457	30,191
Gross profit	$78,430	$61,178
Gross margin	66.5%	67.0%

Revenue
Revenue increased $26.5 million, or 29.0%, to $117.9 million for the nine months ended September 30, 2022 as compared to $91.4 million for the nine months ended September 30, 2021. The increase was primarily due to share gains in global markets, particularly in our Latin American and Asian Pacific markets, and the global economies recovering from the COVID-19 pandemic. Our share gains in global markets were driven, in part, by our efforts to expand direct sales in multiple geographies.
Cost of Revenue and Gross Margin
Cost of revenue increased $9.3 million, or 30.7%, to $39.5 million for the nine months ended September 30, 2022 compared to $30.2 million for the nine months ended September 30, 2021. The increase in cost of revenue is in line with the increase in revenue due to the economic recovery from the COVID-19 pandemic as described above.
Gross margin decreased to 66.5% for the nine months ended September 30, 2022 compared to 67.0% for the nine months ended September 30, 2021, primarily due to geographic mix shifting from European to Latin American and Asian American markets in fiscal 2022 and incremental inventory obsolescence for Puregraft inventory in the first quarter of 2022, which had a negative impact on our year-to-date gross profit of 0.9%.
Operating Expenses

	Nine Months Ended September 30,
	2022	2021

	(unaudited) (in thousands)
Operating expenses:
Sales, general and administrative	$91,138	$64,671
Research and development	13,790	12,281
Total operating expenses	$104,928	$76,952

Sales, General and Administrative Expense
SG&A expense increased $26.5 million, or 40.9%, to $91.1 million for the nine months ended September 30, 2022, compared to $64.7 million for the nine months ended September 30, 2021. The increase in SG&A was partially related to being a public company, as we are no longer able to rely on the “emerging growth company” exemption. The increase was primarily due to a $14.9 million increase in personnel and related costs due to increased headcount, a $4.5 million increase in sales and marketing expenses, a $3.1 million increase in consulting fees in part due to added costs for compliance with Section 404(b) of the Sarbanes-Oxley Act, a $1.4 million increase in commissions due to an increase in sales and a $1.0 million increase in freight charges.

Research and Development Expense
R&D expense increased $1.5 million, or 12.3%, to $13.8 million for the nine months ended September 30, 2022, compared to $12.3 million for the nine months ended September 30, 2021. The increase in R&D expense was primarily due to a $0.8 million increase in personnel costs, a $0.5 million increase in expenditures related to our IDE clinical study in the United States and a $0.2 million increase in regulatory affair costs.
Interest Expense
Interest expense increased $2.8 million, or 41.9%, to $9.6 million for the nine months ended September 30, 2022, compared to $6.7 million for the nine months ended September 30, 2021. The increase was due to the extinguishment of the Madryn debt and the entering into the new Credit Agreement on April 26, 2022.
Change in Fair Value of Derivative Instruments
Change in fair value of derivative instruments for the nine months ended September 30, 2022 resulted in a gain of $0.7 million, compared to a gain of $0.5 million for the nine months ended September 30, 2021. The change in fair value of derivative instruments was due to the extinguishment of the Madryn debt and the associated derivatives embedded in the Madryn Credit Agreement, which was paid in full and terminated on April 26, 2022.
Provision for Income Taxes
Provision for income taxes increased $0.9 million, or 145.1%, to $1.6 million for the nine months ended September 30, 2022, compared to $0.6 million for the nine months ended September 30, 2021. The change in the provision for income taxes is primarily due to increased pre-tax income in certain foreign jurisdictions.
Other Expense, Net
Other expense, net increased $1.4 million to a loss of $5.8 million for the nine months ended September 30, 2022, compared to a $4.4 million loss for the nine months ended September 30, 2021. The increase was primarily due to the foreign currency fluctuations of the euro and the Brazilian real as compared to the U.S. dollar in fiscal 2021 and 2022, resulting in a foreign currency transaction loss of $5.6 million for the nine months ended September 30, 2022, compared to a $4.0 million loss for the nine months ended September 30, 2021.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $19.0 million for the nine months ended September 30, 2022 due to the extinguishment of the Madryn debt. The $19.0 million loss on the extinguishment of debt represents the difference between the carrying value of the Madryn debt and the cash outflows to extinguish the debt, including $6.5 million of the early repayment penalty.

Liquidity and Capital Resources
As of September 30, 2022, we had an accumulated deficit of $268.0 million. Since our inception, we have generated losses and expect to continue to generate losses in the near term. We have financed our operations through a combination of equity financings and debt financings, and from cash generated from operations, primarily from the collection of accounts receivable resulting from sales. Our historical cash outflows have primarily been associated with cash used for operating activities such as expansion of our sales and marketing and distributor infrastructure, investing in inventory, R&D activities, asset acquisitions, capital improvements, including our new manufacturing facility, and other working capital needs. As of September 30, 2022 and December 31, 2021, we had cash of $65.3 million and $53.4 million, respectively.
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
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Nine Months Ended September 30,
	2022	2021
	(unaudited) (in thousands)
Net cash provided by (used in):
Operating activities	$(38,150)	$(19,823)
Investing activities	(24,363)	(3,548)
Financing activities	75,278	3,845
Effect of exchange rate changes on cash	(831)	(374)
Net increase (decrease) in cash	$11,934	$(19,900)

Net Cash Used in Operating Activities
Net cash used in operating activities of $38.2 million for the nine months ended September 30, 2022 was primarily comprised of a net loss of $61.6 million, a $1.9 million gain from write-off of liability and a $0.7 million change in fair value of financial instruments, partially offset by a $19.0 million loss on extinguishment of debt, $5.8 million of unrealized foreign currency loss, $10.1 million of share-based compensation expense, $2.9 million of non-cash depreciation expense, $5.4 million of non-cash interest expense due to accretion of debt discounts and interest subsumed into the principal of the new Credit Agreement, and a $1.5 million change in provision for inventory obsolescence, as well as changes in operating assets and liabilities of $19.4 million.
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
Net Cash Used in Investing Activities
Net cash used in investing activities of $24.4 million for the nine months ended September 30, 2022 primarily consisted of $20.7 million of cash paid for capital expenditures on construction in progress related primarily to our new manufacturing facility in the Coyol Free Zone in Costa Rica, $1.9 million in purchases of property and equipment, $1.2 million of purchases of intangibles and $0.5 million of cash paid for past asset acquisitions.
Net cash used in investing activities of $3.5 million for the nine months ended September 30, 2021 primarily consisted of $2.7 million in purchases of property and equipment, $0.4 million of cash paid for past asset acquisitions and $0.4 million of purchases of intangibles.
Net Cash Provided by Financing Activities
Net cash provided by financing activities of $75.3 million for the nine months ended September 30, 2022 primarily reflected $143.6 million of borrowings under the new Credit Agreement, net of debt discount and issuance costs, and $3.4 million in proceeds received for stock option exercises, which was partially offset by $71.7 million used to repay borrowings under the Madryn Credit Agreement.
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
On April 26, 2022, or the Closing Date, we entered into the new Credit Agreement, pursuant to which the Lenders agreed to make term loans to the Company in an aggregate principal amount of up to $225 million, which we collectively refer to as the Term Loans, with the first tranche of $150 million advanced on the Closing Date. Part of the first tranche was used to repay the outstanding principal and interest under the Madryn Credit Agreement in full, including the early repayment penalty of $6.5 million. The Term Loans will mature on the 5-year anniversary of the Closing Date and accrue interest at a rate equal to 9% per annum. As of September 30, 2022, $153.9 million was outstanding under the Credit Agreement. In addition, as of September 30, 2022, we met the gross sales threshold required to receive the second tranche advance of an additional $25 million in term loans under the Credit Agreement, which we are eligible to elect prior to September 30, 2023, subject to the terms and conditions of the Credit Agreement.

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
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk has not materially changed from what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. See Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2022, the end of the period covered by this Quarterly Report on From 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report at the reasonable assurance level.
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
Risks Related to COVID-19
The COVID-19 pandemic has adversely affected our business and our financial results and it or other future pandemics, epidemics or global health crises may adversely affect our business and financial results in the future.
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
Due to the COVID-19 pandemic, surgeons and their patients have been, and in certain regions continue to be, required, or are choosing, to defer elective procedures in which our products otherwise could be used, and many facilities that specialize in the procedures in which our products otherwise could be used have temporarily closed. In addition, even after the pandemic subsides or governmental orders no longer prohibit or recommend against performing such procedures, patients may continue to defer such procedures due to personal concerns. Further, facilities at which our products typically are used may not reopen or, even if they reopen, patients may elect to have procedures performed at facilities that are, or are perceived to be, lower-risk, such as private surgery centers, and our products may not be approved at such facilities, and we may be unable to have our products approved for use at such facilities on a timely basis, or at all. The effect of the pandemic on the broader economy could also negatively affect demand for elective procedures using our products, both in the near and long term.
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
In recent years, we have incurred significant costs in connection with the development of Motiva Implants, the Mía technology, and other products and services. We expect our research and development expenses to remain elevated as we continue with our IDE clinical trial in the United States. We will also incur significant expenses to expand our sales and marketing organization to support sales of Motiva Implants, including but not limited to a direct sales force in Brazil and several European countries, as well as potential future commercialization in the United States upon FDA approval.
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
We intend to seek additional distribution and marketing partners for Motiva Implants and may market specific products only in international markets. We have obtained a CE Mark for Motiva Implants and certain of our other products and are therefore authorized to sell in the EU; however, in order to market in regions such as the Asia Pacific region and many other jurisdictions, we must obtain separate regulatory approvals. The approval procedures vary among countries and can involve additional clinical testing, and the time required to obtain approvals may differ from that required to obtain the CE Mark, FDA or other regulatory approval. Moreover, clinical studies or manufacturing processes conducted in one country may not be accepted by regulatory authorities in other countries. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one or more international regulatory authorities does not ensure approval by regulatory authorities in other countries or by the FDA. However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. An international regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not obtain international regulatory approvals on a timely basis, if at all. We may not be able to file for regulatory approvals and, even if we file, we may not receive necessary approvals to commercialize our products in any market.
Before obtaining regulatory approval for the sale of a planned product, we may be required to conduct extensive preclinical and clinical studies to demonstrate the safety and efficacy of our planned products in human patients. Clinical studies can be expensive, difficult to design and implement, can take many years to complete, and are uncertain as to outcome. A failure of one or more of our clinical studies could occur at any stage of testing. In connection with the initiation of a clinical study in the United States, we filed an IDE application in 2017, which was approved in March 2018 and we have completed enrollment. In August 2019, we completed all patient surgeries for the IDE aesthetic cohorts, which include primary augmentation and revision. In June 2022, we completed the enrollment of all subjects in the remaining reconstruction cohort, and, as of September 30, 2022. all surgeries were completed. Our ongoing U.S. IDE trial may be stopped for unforeseen safety issues or may not be successful in meeting its endpoints, in which case our U.S. regulatory pathway would require subsequent additional clinical trials.

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
Even if we obtain regulatory approvals or clearances in a jurisdiction, our products may be removed from the market due to a variety of factors, including adverse events, recalls, suspension of regulatory clearance to sell, or other factors. For example, during the summer of 2016 while we were transitioning from one notified body to another, our CE Mark for Motiva Implants was temporarily not in force. We expect that the initial U.S. approval will be subject to a lengthy and expensive follow-up period, during which we must monitor patients enrolled in clinical studies and collect data on their safety outcomes. Even if FDA approval is obtained, the FDA has authority to impose postmarket approval conditions, which can include (i) restrictions on the device’s sale, distribution, or use, (ii) continuing evaluation of the device’s safety and efficacy, (iii) additional warning/hazard labeling requirements, (iv) significant record management, (v) periodic reporting requirements, and (vi) any other requirements the FDA determines necessary to provide reasonable assurance of the device’s safety and effectiveness. Completion of this follow-up study, in a manner which results in data sufficient to maintain FDA approval, is subject to multiple risks, many of which are outside of our control. These include, but are not limited to, our ability to fund the ongoing study from our operations or via additional fundraising; study participants’ willingness and ability to return for follow-up study visits; and maintenance of a suitable study database over a long period of time. Even if completed and appropriately evaluated, the study follow-up may reveal safety or other issues that impact the approved labeling or may result in withdrawal of Motiva Implants from the marketplace in the United States or elsewhere.
Although we launched Motiva Implants commercially in October 2010 and have sold approximately 2.5 million units to date in various countries outside the United States, we do not have as much post-market surveillance data as our competitors and may not have clearly identified all possible or actual risks of our products. Furthermore, if our clinical trials do not produce patient data that compares favorably with breast implants that are already on the market, physicians and patients may opt to not use our products, and our business would suffer.
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
If the FDA, or similar regulatory authority, does not approve our products or requires additional clinical trials before any approval or if any approval of our products includes additional restrictions on the label or requires a characterization of our products that differs from ours and/or other regulatory authority’s, our business, financial condition, results of operations and growth prospects could be materially adversely affected.
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
Moreover, even if the FDA or other regulatory authorities approve the marketing of Motiva Implants and our other products, the approval may include additional restrictions on the label or require a characterization of our products that differs from ours and/or other regulatory authorities and result in additional descriptions or other information on the label. Any of these events could make Motiva Implants or our other products less attractive to physicians and patients compared to other approved products, which could limit potential sales of Motiva Implants or our other products.

If we fail to obtain FDA or other regulatory approval of Motiva Implants or our other products, or if the approval is narrower than or otherwise differs from what we seek, it could impair our ability to realize value from those products, and therefore may have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
•the success of our internal sales and marketing organization and the sales forces of our distributors; and
•continued demand for breast augmentation and reconstruction procedures using silicone implants, which may be adversely affected by events involving either our products or those of our competitors, including FDA warnings to patients regarding Breast Implant-Associated Anaplastic Large Cell Lymphoma, or BIA-ALCL, and other lymphomas or cancers, including squamous cell carcinoma.

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
We have incurred net operating losses since our inception, and we continue to incur significant research and development and general and administrative expenses related to our operations. We do not expect to be profitable in 2022, and in future years we expect to incur significant research and development expenses related to, among other things, the IDE clinical study of Motiva Implants in the United States. Investment in medical device product development, particularly clinical studies, is highly speculative. It entails substantial upfront capital expenditures and significant risk that any potential planned product will fail to demonstrate adequate accuracy or clinical utility. We may not be profitable for some time. As of September 30, 2022, we had an accumulated deficit of $268.0 million.
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
As of September 30, 2022, we had 887 employees. Unless it is necessary for us to make reductions to our workforce as a cost management strategy due to the impact of the global COVID-19 pandemic or broader macroeconomic conditions on our business, over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, principally in the areas of manufacturing, regulatory affairs, clinical and sales and marketing, and particularly as we prepare our operations in the anticipation of obtaining approval from the FDA to commercialize our Motiva Implants in the United States. We also intend to continue to improve our operational, financial and management controls, reporting systems and procedures, which may require additional personnel. Such growth could place a strain on our administrative and operational infrastructure, and/or our managerial abilities, and we may not be able to make improvements to our management information and control systems in an efficient or timely manner. We may discover deficiencies in existing systems and controls.
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
Recent news coverage has called into question the long-term safety of breast implants and reports of breast implant-associated anaplastic large cell lymphoma (BIA-ALCL) linked to our competitors’ products which have led to regulatory actions regarding macrotextured devices in several countries and the worldwide recall of one of our competitor’s macrotextured implants and tissue expanders. These events and reports of other forms of cancer, including squamous cell carcinoma (SCC) and various lymphomas, from breast implant products may lead to a reduction in the demand for silicone breast implants and could adversely affect our business.
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
In September 2022, the FDA informed the public about reports of cancers, including squamous cell carcinoma (SCC) and various lymphomas, in the scar tissue (capsule) that forms around breast implants different from the lymphomas described in previous FDA Communications as BIA-ALCL. The FDA noted that, while the agency believes the occurrences of SCC or various lymphomas in the capsule around the breast implant to be rare, health care providers and people who have or are considering breast implants should be aware that cases have been reported to the FDA and in the literature.
We do not produce the types of rough textured implants that have been involved in these reports. To date, no cases of BIA-ALCL or SCC have been reported in patients with Motiva Implants. Furthermore, there have been no reported cases of BIA-ALCL in patients with smooth implants with no history of previously having a textured device. Future clinical studies or clinical experience may indicate that breast implants expose potentially genetically predisposed patients to greater risks of BIA-ALCL, which may reduce demand for silicone implants generally, expose us to product liability claims, as well as to class actions and other lawsuits. These impacts may occur in the absence of any specific linkage with our products. Moreover, if cases of BIA-ALCL, SCC or other complications are discovered in the future and/or are reported in patients with Motiva Implants, we could be subject to mandatory product recalls, suspension or withdrawal of our regulatory licensure for sale in one or more countries, and significant legal liability. Any of these may have an adverse effect on our business or operating results, or a negative impact on our share price.
The loss of members of our executive management team or other employees, or other turnover in our management team, could adversely affect our business.
Our success in implementing our business strategy depends largely on the skills, experience and performance of members of our executive management team and other key employees, including Juan José Chacón Quirós, our Chief Executive Officer, Roberto de Mezerville, our Chief Technology Officer, Rajbir Denhoy, our Chief Financial Officer, and Ross Mansbach, our Chief Compliance Officer. The collective efforts of each of these persons, and others working with them as a team, are critical as we continue to develop our tests and technologies and pursue our research and development and sales programs. In addition, we have experienced significant changes in our executive leadership in the past twelve months, including in our Chief Financial Officer and Chief Operating Officer positions. As a result of the difficulty in locating qualified new management and other key employees, the loss or incapacity of existing members of our executive management team could adversely affect our operations. If we were to lose one or more key employees, we could experience difficulties in finding qualified successors, competing effectively, developing our technologies and implementing our business strategy. In addition, changes to strategic or operating goals, which can often times occur with the appointment of new executives and directors, can create uncertainty, may negatively impact our ability to execute quickly and effectively, and may ultimately be unsuccessful. Executive leadership transition periods are often difficult as the new executives gain detailed knowledge of our operations, and friction can result from changes in strategy and management style. Management turnover inherently causes some loss of institutional knowledge, which can negatively affect strategy and execution. We do not have “key person” life insurance on our senior executives, and the loss of any of the key team members would have a negative impact to our business and financial results. In addition, the job market in Costa Rica and other locations in which we operate has recently become more competitive and we are competing for talent with major multinational corporations which have significantly more resources than us, and we may find new difficulties in retaining our most talented employees.
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
Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, expenses and income, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, changes in the value of the U.S. dollar in relation to the British pound, the euro, and the Brazilian real will affect our revenues, operating income and the value of balance sheet items originally denominated in other currencies. These changes would cause our growth in consolidated earnings stated in U.S. dollars to be higher or lower than our growth in local currency when compared against other periods. For example, the weakening of the Euro in fiscal 2022 had a negative effect on our European revenue. We do not currently engage in currency hedging arrangements to protect us from fluctuations in the exchange rates of the euro and other currencies in relation to the U.S. dollar (and/or from inflation of such currencies), and we are exposed to material adverse effects from such movements. We cannot predict any future trends in rates of inflation or exchange rates of other currencies against the U.S. dollar, and there can be no assurance that any contractual provisions will offset their impact, or that any future currency hedging activities will be successful.
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
The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of medical devices are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, where regulations differ from country to country. Our products are registered to be sold in more than 80 countries, but we are not permitted to market our planned products in the United States until we receive the requisite approval or clearance from the FDA. The two primary types of FDA marketing authorization in the United States applicable to a device are a premarket approval (by filing a PMA) or a premarket notification clearance (by filing a 510(k) submission). Breast implants are currently classified as Class III devices requiring an approved PMA for commercial distribution. Certain of our other products or modifications to those products are currently eligible for 510(k) clearance or approval of a PMA supplement. We have not received marketing approval for Motiva Implants or any planned products in the United States. Obtaining approval for sale of a medical device from the FDA can be a lengthy, expensive and uncertain process. The PMA approval process generally takes from one to three years and the 510(k) clearance process usually takes from three to twelve months, although each could take longer. In addition, failure to comply with FDA and other applicable U.S. and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions, including the following:
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
Regulatory approval from the FDA is not guaranteed, and the approval process is expensive and may take several years, particularly where a PMA is required. The FDA also has substantial discretion in the approval process. Despite the time and expense exerted, failure can occur at any stage, and we could encounter problems that cause us to abandon or repeat clinical studies, or perform additional preclinical studies and clinical studies.

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
▪FDA officials may not find the data from preclinical studies and clinical studies sufficient; or
▪the FDA might not approve our manufacturing or our third-party supplier’s processes or facilities.
In addition, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions that may prevent or delay approval or clearance of our products under development or impact our ability to modify our currently approved or cleared products on a timely basis. The FDA could also reclassify some or all of our products that are currently classified as Class II to Class III requiring additional controls, clinical studies and submission of a PMA for us to market and sell those products. Any change in the FDA’s approval policies or new or amended regulations governing the clearance and approval process could increase the costs of obtaining approval of a product or result in delays in, or failure to receive or maintain clearance or approval for our products.
If Motiva Implants or any planned products fail to demonstrate safety and efficacy in preclinical and clinical studies, if there is a change in the FDA’s approval policies or new or amended regulations governing the clearance and approval process for our products, or our products do not gain regulatory approval, our business and results of operations will be harmed.
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
In February of 2022, Russia invaded Ukraine and is still engaged in active armed conflict against the country. The conflict has resulted in worldwide geopolitical and macroeconomic uncertainty. Our revenue in Russia and Ukraine, in aggregate, accounted for 1.2% and 2.1% of our consolidated net revenue for the nine months ended September 30, 2022 and 2021, respectively. The invasion of and ongoing conflict in Ukraine has caused, and will likely continue to cause, disruption and instability in Russia, Ukraine, and other European markets in which we operate. It is not possible at this time to predict the ultimate consequences of the conflict in Ukraine or the responses of governments or others to the conflict, which could include, among other things, additional sanctions, greater regional instability or expansion of the conflict, embargoes, geopolitical shifts, litigation, and impacts on macroeconomic conditions, commodities, currency exchange rates, supply chains, and financial markets.

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
•short selling activities;
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. MINE SAFETY DISCLOSURES
None
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS
(a)     Exhibits.

Exhibits	Description	Incorporation by Reference
3.1	Memorandum and Articles of Association of the Registrant	Incorporated by reference from Registrant’s Form S-1/A filed July 9, 2018.
10.1	Separation and General Release Agreement by and between Registrant and Pratip Dastidar, dated September 2, 2022.	Filed herewith.
10.2	Employment Agreement by and between Registrant and Samuel Ross Mansbach, dated August 22, 2022.	Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

ESTABLISHMENT LABS HOLDINGS INC.

		By:	/s/ Juan José Chacón Quirós

Date:	November 9, 2022	By:	Juan José Chacón Quirós
		Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 9, 2022	By:	/s/ Rajbir S. Denhoy

		Name:	Rajbir S. Denhoy
		Title:	Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)