Form 10-K
period 2022-12-31
ESTABLISHMENT LABS HOLDINGS INC.
filed 2023-03-01
CIK 1688757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes   ☒   No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by an of the registrant’s executive officers during the relevant recovery period pursuant to (§240.10D-1(b)). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐   No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant on June 30, 2022 was approximately $976,531,406. Shares of the registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose. The registrant has no non-voting equity.
As of February 28, 2023, the number of the registrant’s common shares outstanding was 24,418,129.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to its 2023 annual meeting of shareholders (the “2023 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2023 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

i

EXPLANATORY NOTE
In this report, unless the context indicates otherwise, the terms “Establishment Labs,” “Company,” “we”, “us” and “our” refer to Establishment Labs Holdings Inc., a British Virgin Islands entity, and its consolidated subsidiaries.
We own, or have rights to, trademarks and trade names that we use in connection with the operation of our business, including Establishment Labs and our logo as well as other brands such as Motiva Implants, SilkSurface/SmoothSilk, VelvetSurface, ProgressiveGel, TrueMonobloc, BluSeal, Divina, Ergonomix, Ergomonix2, Ergonomix2 Diamond, Mia Femtech and MotivaImagine, among others. Other trademarks and trade names appearing in this report are the property of their respective owners. Solely for your convenience, some of the trademarks and trade names referred to in this report are listed without the ® and TM symbols, but we will assert, to the fullest extent under applicable law, our rights to our trademarks and trade names.
WEBSITE REFERENCES
In this Annual Report on Form 10-K, we make references to our website at establishmentlabs.com. References to our website through this Form 10-K are provided for convenience only and the content on our website does not constitute a part of, and shall not be deemed incorporated by reference into, this Annual Report on Form 10-K.
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
•The clinical trial process is lengthy and expensive with uncertain outcomes, and often requires the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. In addition, safety issues or other challenges may arise during the conduct of a trial. Delays or failures in our clinical trials will prevent us from commercializing any modified or new products and will adversely affect our business, operating results and prospects.
•If the FDA or similar regulatory authority does not approve our products or requires additional clinical trials before any approval or if any approval of our products includes additional restrictions on the label, or requires a characterization of our products that differs from ours and/or other regulatory authorities, our business, financial condition, results of operations and growth prospects could be materially adversely affected.
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
•Recent news coverage has called into question the long-term safety of breast implants and reports of breast implant-associated anaplastic large cell lymphoma linked to our competitors’ products which have led to regulatory actions regarding macrotextured devices in several countries and the worldwide recall of one of our competitor’s macrotextured implants and tissue expanders. These events and reports of other forms of cancer, including squamous cell carcinoma and various lymphomas, from breast implant products may lead to a reduction in the demand for silicone breast implants and could adversely affect our business.
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
Our line of silicone gel-filled breast implants, branded as Motiva Implants, is the centerpiece of our medical technology platform. Our post-market surveillance data (which was not generated in connection with a United States Food and Drug Administration, or FDA, pre-market approval, or PMA, study collected at defined follow-ups, but was patient or practitioner reported) and published third-party data indicate that Motiva Implants show low rates of adverse events (including rupture, capsular contracture, and safety related reoperations) that we believe compare favorably with those of our competitors. We believe the proprietary technologies that differentiate our Motiva Implants enable improved safety and aesthetic outcomes and drive our revenue growth. We have developed other complementary products and services, which are aimed at further enhancing patient outcomes.
Since launching Motiva Implants in October 2010, the majority of our revenue has been generated from sales of our Motiva Implants in cash pay, non-reimbursable, breast augmentation procedures. To date, our Motiva Implants are registered to be sold in 85 countries outside of the United States. We currently sell our products via exclusive distributors or our direct sales force (which accounted for approximately 40% of our revenue in 2022) and have introduced five generations of Motiva Implants. We currently commercially sell five product families: (i) Round and Ergonomix Round, (ii) Ergonomix Oval, (iii) Anatomical TrueFixation, (iv) Ergonomix2 Round and Ergonomix2 Diamond and (v) Flora Tissue Expander. Our products incorporate first of-its-kind safety features including: (i) SmoothSilk / SilkSurface (an optimized biocompatible advanced smooth surface that is designed to reduce capsular contracture), (ii) Qid RFID technology (a non-invasive, readable serial number that enables product identification and enhances safety and patient peace of mind), (iii) BluSeal visual barrier layer (a proprietary indicator that allows for verification of complete barrier layer presence) and (iv) TrueMonobloc gel-shell-patch configuration (a highly durable, easy-to-insert performance shell, gel and patch system that allows for smaller incisions and smaller scars).
Recent Developments
In November 2022, Motiva Implants and the Motiva Flora tissue expander received regulatory approval for use in Japan by the Pharmaceuticals and Medical Devices Agency, or PMDA. These products have also received reimbursement for post-mastectomy reconstruction under the Japanese National Health System. In January 2023, we announced our partnership with Seishin Plastic and Aesthetic Surgery Clinic in Japan for Mia® Femtech, patented technologies that can increase breast shape by 1 to 2 cups in a 15-minute procedure without the need for general anesthesia.
By June 30, 2022, all surgeries in the investigational device exemption, or IDE, U.S. clinical trial were complete. We also completed the study subject follow-up for the aesthetic cohort through three years. The Motiva IDE clinical trial enrolled 827 patients at 32 centers in the US, Germany, and Sweden. The study is designed to assess the safety and effectiveness of Motiva breast implants in primary breast augmentation, primary breast reconstruction, and revision breast procedures. The study included 562 patients in the augmentation cohorts and 265 in the reconstructive cohorts.
In April 2022, we entered into a Credit Agreement and Guaranty, or the Credit Agreement, together with certain of our subsidiaries as guarantors, the lenders from time to time party thereto, or the Lenders, and Oaktree Fund Administration, LLC, as administrative agent for the Lenders, pursuant to which the Lenders agreed to make term loans to the Company in an aggregate principal amount of up to $225 million. The first and second tranche were advanced in the amount of $150 million and $25 million on April 26, 2022 and December 23, 2022, respectively. A portion of the proceeds from the first tranche was used to repay in full the $65 million in aggregate principal amount outstanding under the Madryn Credit Agreement (as defined below), including the $6.5 million early repayment penalty, and the Madryn Credit Agreement was terminated. See Note 6 “Debt” for additional information.
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
We have made and continue to make significant investments in additional manufacturing capacity, marketing, customer service, and a direct sales force in certain territories like Brazil, Argentina and several countries in Europe in order to drive and support further adoption of our Motiva Implants. We expect that we will continue to incur losses at least in the near term as we expand our organization to support planned sales growth, while also continuing to invest in research and development of our products, clinical trials to enable regulatory approval in the United States, and in other commercialization efforts. We also expect to incur significant additional expenditures as a public company.
In April 2021, we completed the enrollment in our one hundred patient Mia® Femtech clinical case series in Costa Rica. The Institutional Review Board, or IRB, approved study began in December 2020 subsequent to the initial 2019 case series in Asia. Fifteen board-certified plastic surgeons from Costa Rica, Sweden, England, Brazil, Austria, Italy, Belgium, and the United States participated in the case series. The single-center study is a prospective, single-arm, feasibility study of women 18 years or older in primary minimally invasive breast enhancement. The collection of the two-year follow up data on this study has begun and is expected to be completed in 2023.
The Mia® Femtech system is designed to provide a minimally invasive breast enhancement procedure in less time and with faster recovery than traditional breast surgery. We have received registration in Costa Rica and a Free Sales Certificate, or FSC, for the components of the Mia® Femtech system to begin regulatory approval processes worldwide. The Ergonomix2 Diamond implant used with Mia® Femtech obtained CE marking in December 2020 and we are pursuing CE mark approval for the tools used in the Mia Femtech procedure.
In September 2021, we launched Motiva Flora tissue expander in Europe and other CE mark countries. The Motiva Flora tissue expander offers several notable innovations, including our patented SmoothSilk surface technology, as well as an RFID-enabled, non-magnetic integrated port, which is the first Breast Tissue expander labeled as “MRI Conditional”. Both innovations offer potential improvements in imaging, treatment, overall clinical outcomes and patient satisfaction.
In October 2021, we announced the launch of JOY, a new patient-centric breast aesthetics program. Women who select JOY will receive Establishment Labs’ newest generation Motiva Ergonomix2 Round implants through a network of highly trained plastic surgeons, as well as, what we believe to be, the most comprehensive patient support program available in the industry. Ergonomix2 incorporates our latest innovations, including our most advanced ultra-high purity chemistries for enhanced device mechanical properties and improved patient ergonomics. Ergonomix2 also features our patented SmoothSilk surface technology, which is the basis of Motiva Implants’ low inflammatory characteristics that have contributed to the lowest capsular contracture rates in the industry. Ergonomix2 has CE mark labeling for use in both aesthetic and reconstruction procedures. JOY includes the Motiva Woman’s Choice Program. This first-of-its-kind program allows women with JOY, subject to certain terms and conditions, to receive financial support from Establishment Labs should they choose to have their implants removed. In addition to the Woman’s Choice Program, JOY also includes Establishment Labs’ Always Confident Warranty, the Motiva 5-Year Extended Warranty, and other benefits.
The Motiva Ergonomix2 Round implants included with JOY offer all the features of our Ergonomix implants, including SmoothSilk surface technology, ProgressiveGel Ultimate, and RFID enablement, as well as several new technologies, including Motiva SuperSilicones, TrueMonobloc+, and BluSeal+. These advances offer enhanced patient safely, ergonomy, extra soft feel, and more natural movement. Motiva Ergonomix2 Round implants are available exclusively through the JOY program.

In February 2019, the FDA granted clearance of the 510(k) submitted for the Motiva Intraoperative Sizers. Sizers are used in breast augmentation or reconstruction procedures to assist in determining the desired breast implant volume and projection before implantation. Clearance was granted specifically for use as temporary intraoperative placement devices used during breast augmentation or reconstruction procedures to assist the surgeon in determining the appropriate size of the long-term breast implant. These devices are part of the platform to support the IDE study and in preparation for the potential PMA approval and commercialization of Motiva Implants in the USA.
In March 2018, we received approval of an IDE from the FDA to initiate our Motiva Implants clinical trial in the United States for the Motiva Round and Motiva Ergonomix Round product families and the first patient was enrolled in the study in April 2018. In March 2019, we filed our first IDE annual report with the FDA, and our IDE study-defined enrollment targets for the aesthetic cohorts, which include primary augmentation and revision augmentation, had been reached with a total of 450 and 100 subjects, respectively. In August 2019, we announced completion of all surgeries in the aesthetic cohorts. In August 2019, we also announced that we were implementing a bifurcated regulatory strategy in the United States, designed to allow us to initiate rolling submission to the FDA of data in a PMA from the primary augmentation and revision augmentation cohorts, to be supplemented by data from the reconstruction cohorts. In April 2022, the Company released preliminary results of the two-year patient follow-up data for the primary augmentation cohort of its IDE clinical trial. The second module was submitted in May 2022. In June 2022, full enrollment of the IDE clinical trial was complete, and all surgeries in the primary reconstruction cohort were performed. In August 2022, the third module was submitted to the FDA. By September 30, 2022, the Company completed the three-year study subject follow-up for the aesthetic cohort. In February 2023, the final fourth module was submitted to the FDA.
Our Market
Breast Augmentation
Breast augmentation surgery is one of the leading aesthetic surgical procedures by number of procedures globally. Approximately 1.7 million breast augmentations were performed worldwide in 2021, according to International Society of Aesthetic Plastic Surgery, or ISAPS. The following table lists the top markets by country for total breast augmentations in 2021 according to ISAPS.

Total Breast Augmentation Procedures
Rank *	Country	Procedures	Percentage of World-Wide Total
1	United States	387,700	23.0%
2	Brazil	177,960	10.6%
3	Mexico	77,700	4.6%
4	Argentina	67,480	4.0%
5	Germany	66,945	4.0%
6	Turkey	49,023	2.9%
7	Colombia	43,716	2.6%
8	Italy	41,412	2.5%
9	Spain	37,944	2.3%
10	India	31,608	1.9%
* Rankings are based solely on those countries from which a sufficient survey response was received and data was considered to be representative.
Breast Reconstruction
The American Society of Plastic Surgeons noted in their Plastic Surgery Statistics Report that 137,808 breast reconstructions were performed in 2020. The breast reconstruction market is expected to grow and reach approximately $647 million by 2026 at a compound annual growth rate of approximately 2.7% according to Markets and Markets’ March 2022 Breast Reconstruction Market - Global Forecast to 2026 report due to a combination of increasing incidences of breast cancer and rising awareness of screening, gene testing and reconstructive options available.
Traditional Breast Implants and Their Limitations
Despite the global demand for breast augmentation procedures, there has been relatively little innovation since the 1990s. In 1992, due to emerging safety concerns, the FDA placed a moratorium on sales of silicone breast implants in the United States, which was lifted in 2006. This, combined with the ongoing FDA requirement for a PMA approval of all marketed breast implants, has discouraged breast implant innovation over the past 30 years. Many of the legacy breast implant options have relatively high complication rates, and we believe many do not mimic natural breast tissue. The table below reports key adverse event information from published data from their 10-year prospective Core clinical trials conducted by the only three companies currently approved to market silicone breast implants in the United States.
10-year primary augmentations

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
We believe that the improved appearance, feel and patient safety profile of our Motiva Implants provides a strong competitive advantage that will help us to both capture market share and achieve higher patient conversion rates by addressing the primary concerns described by patients who choose not to pursue breast augmentation surgery.
Our Competitive Strengths
▪Patient-centric innovative implant technologies. We have developed our Motiva Implants by enhancing and creating novel product components for our implants, and then combining these components into products that deliver improved aesthetic outcomes, increased patient satisfaction and favorable safety profiles.
▪Extensive suite of complementary products and services. Our product portfolio includes innovative devices and tools. We believe our designed surgical procedures, such as MotivaHybrid, Motiva MinimalScar and Mia® Femtech, will address key unmet needs for both the physician and the patient.
▪Proprietary internal manufacturing processes and capabilities. We manufacture our silicone products in state-of-the-art manufacturing facilities in Costa Rica. In these facilities, we utilize our novel 3D imprinted molding method to create proprietary surface features that, in combination with other proprietary materials and methods, differentiate our products from those of our competitors. In 2017, our two manufacturing sites underwent full site inspections and audits under the Medical Device Single Audit Program, or MDSAP, which were carried out by the British Standards Institute, or BSI, an agency which the FDA accepts as a substitute for routine agency inspections. We believe our modern facilities, focus on product quality and deep technological expertise have helped us establish and maintain a brand of consistency, quality and safety.
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
▪Launch Motiva Implants in additional markets outside the United States. We expect that continued geographic expansion will be a key driver of growth in the near term. In recent years, we started sales through distributors in Australia, Israel, Peru, Russia, Saudi Arabia, Taiwan, Thailand and South Korea, as well as starting direct sales in Brazil, the second largest market for breast augmentation procedures. Expansion into China is expected in 2023.
▪Obtain FDA approval and enter the U.S. market. We are conducting our IDE clinical trial in the United States, with the goal of obtaining FDA PMA and commercializing our Motiva Implants in the United States. All enrollment surgeries in the IDE U.S. clinical trial were completed by June 2022. The Motiva IDE clinical trial enrolled 827 patients at 32 centers in the US, Germany, and Sweden.
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
▪Continue a high level of engagement with key opinion leaders. We promote Motiva Implants, in part, via an extensive and robust calendar of physician education events led by key opinion leaders in the field of aesthetic surgery. In 2022 and 2021, we conducted 201 and 206 events, respectively, through our medical educational platform. We also collaborate actively with respected and influential key opinion leader surgeons to identify and develop new clinical applications for our existing products, as well as new product and strategic opportunities.

Our Products and Technologies
The key characteristics of our primary products are described in the table below:

Product	Motiva Round	Motiva Ergonomix	Motiva Ergonomix2	Motiva Flora Tissue Expander

Ergonomix2®

Technology platform

SUPER TRUEMONOBLOC

PROGRESSIVE GEL ULTIMA®

SUPER SILICONE

SMOOTHSILK® / SILKSURFACE®

BLUSEAL+™

Ergonomix2® Diamond®

Ergonomix2® Round

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

▪Anatomical design

▪Compatible with MRI and CT scans

▪Injection site located with RF technology, using the Motiva Port Locator

▪Orientation line observable on the X-Ray

▪Fixation suture tabs

Sales Territories	85 countries outside the United States as of December 31, 2022
Motiva Implants
The Motiva breast implants are a Class III Medical Device indicated for breast augmentation and breast reconstruction, including revision surgeries to correct or improve the result of a previous breast implant surgery. We launched Motiva Implants commercially in October 2010, and to date we have sold approximately 2.7 million units in various countries outside the United States. Motiva Implants incorporate several proprietary features that we believe contribute to their favorable safety profile, natural appearance and feel. Our latest generation of Motiva

Implants utilizes our proprietary Gravity Sensitive Ergonomix design, with a round base implant that responds to gravity by shifting its maximum point of projection, offering the more “natural” projection of a shaped implant without the malposition and rotation issues frequently associated with shaped implants. Furthermore, our fill material with the ProgressiveGel platform of silicone gel rheologies consists of highly purified biocompatible gels with specific visco-elastic properties that we believe enables Motiva Implants to respond to the patient’s motion in ways that more closely mimic the appearance, feel and movement of natural breast tissue. Our catalog includes over 1,000 product variations, with round, oval and anatomical shapes, two different surfaces, SmoothSilk and VelvetSurface, and volumes ranging from 95cc to 1060cc, resulting in a wider range of options than those offered by our major competitors.
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
Shell Surface: SilkSurface/SmoothSilk
The surface topography of the breast implant shell surface varies between commercially available breast implants. Our SmoothSilk surface was designed to improve biocompatibility and to provide for the same surface topography around the entire implant for the benefit of the patients. The International Standard Organization, or ISO, through the new April 2018 standard (ISO 14607:2018), created a classification of implant surface textures according to roughness. This standard includes an objective method of defining the difference between smooth, micro and macro surfaces based on surface roughness average. The topology of SilkSurface/SmoothSilk is categorized in the smooth category, having a low roughness value of approximately 3.09 microns with thousands of contact features per square centimeter, which is significantly lower than the higher limit of the smooth surface clarification defined by ISO (< 10 microns).
Our retrospective implant data shows that Motiva Implants have a lower rate of capsular contracture and seromas when compared to published data from competitors. We believe that these results are due in large part to the proprietary surface of our Motiva Implants. Our proprietary shell surfaces are smoother and have more regular surface features than those of our primary competitors based on several studies using methods such as scanning electron microscopy, profilometry testing and statistical parameters comparisons.
A 2021 published study in Nature Biomedical Engineering led by Professor Robert Langer, Institute Professor at the Massachusetts Institute of Technology (MIT) at David H. Koch Institute for Integrative Cancer Research, concluded that the SmoothSilk surface can largely suppress the foreign body response and fibrosis provoking the least amount of inflammation in comparison with the other commercially available surfaces. A larger percentage of macrophages in the cell mix indicates an inflammatory response, which is an early stage in capsule formation. We believe the more moderate inflammatory response observed on SmoothSilk is responsible for improved biocompatibility and lower complication profile.
In addition, an abstract presented in 2017 by researchers at Montana State University showed less accumulation of both bacteria and biofilm on SmoothSilk in vitro when compared to smoother and textured surfaces. Biofilm formed on implant surfaces increases the risk of bacteria accumulation and capsule formation.
In November 2022, another publication related to the SmoothSilk surface was published in the Journal of Engineering Tribology by researchers from the College of Engineering at UC, Santa Barbara. The extent of the surface roughness as examined for the silicone implant shells for SmoothSilk resulted in the lowest friction coefficient and fewest wear debris particles in the size range favored by the macrophages. This highlights the optimal ranges of the SmoothSilk design to reduce frictional shared stress and wear debris during the tribological interactions.
In December 2018, we commissioned an independent report from the French reference laboratory Laboratoire National de Metrologie et d’Essais, or LNE, on the surface characteristics of our Motiva Implants. Based upon its testing, LNE concluded that the SmoothSilk shell surface in the Motiva Implants is a smooth surface as defined by ISO 14607:2018 categorization.

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
Silimed™ Texured
Allergan™ Microcell®
Allergan™ BIOCELL®
SmoothSilk®/SilkSurface® is classified as smooth

ProgressiveGel Family
The proprietary silicone chemistries that comprise our ProgressiveGel family allow for a high degree of cohesiveness and strength but add characteristics such as softness and high ductility that enable movement dynamics more like that of natural breast tissue. We believe that the cohesive properties reduce the likelihood of silicone gel leakage in the event of a rupture in the shell. The strength of the gel is believed to contribute to a reduced frequency of gel fracture, a condition which leads to deformed implant shape and stress on the implant’s shell. While other manufacturers have claimed a “high strength” gel, ours combines a notably high elasticity (the ability to stretch without permanent deformation) with low viscosity, both of which are designed to reduce the susceptibility of the implants to rupture while improving their tactile feel and movement dynamics. Additionally, the improved adhesion of the gel to the shell structure avoids the appearance of separation spots, an aesthetic defect commonly seen in competitor products.
In addition to the anticipated safety advantages, our ProgressiveGel family, provides for movement characteristics that resemble natural breast tissue. Our later generation Ergonomix products, further mimic natural tissue, with a maximum point of projection that shifts downward to create a natural human breast shape when a patient is standing. This allows our Motiva Implants to provide the more natural aesthetics of “shaped” or “teardrop” implants without the risk of associated drawbacks such as breast deformation from rotation and unnaturally hard tactile feel. The images below illustrate the implants’ ability to change shape depending on the patient’s positioning.

TrueMonobloc
Our TrueMonobloc technology, which is incorporated into all generations of Motiva Implants currently sold, combines proprietary chemistry with our proprietary manufacturing techniques to create a shell, gel and other components that are tightly bound to one another. This results in an implant that is more homogeneously elastic and resistant to separation of the gel from the shell, addressing one type of implant failure that can lead to shell ruptures and silicone leaks. This also enables Motiva Implants to be stretched and squeezed to a more significant degree, which we believe currently enables breast augmentation through incision sizes smaller than one inch, compared with the published industry norm of approximately two inches. A surgical technique that we have developed, which we call Minimally Invasive Aesthetics, or Mia® Femtech, utilizes our next-generation Ergonomix2 Diamond implant to take advantage of these physical properties to enable a less-invasive procedure for the patient. The implants associated with Mia® Femtech received CE Mark approval in December 2020. Instruments and special accessory devices for the Mia® Femtech procedure have been developed and are currently awaiting regulatory approvals worldwide prior to commercialization. The following image shows that TrueMonobloc enables significant manipulation of a Motiva Implant without separation of gel from shell.
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
Motiva Flora Tissue Expander
The Motiva Flora Tissue Expander is used in breast reconstruction surgery for temporary implantation (less than six months) to gradually expand the breast tissue prior to the placement of a long-term breast implant. After implantation, the device is periodically filled with saline solution via an injection port to increase its volume in order to stretch the skin and create a pocket for breast implant placement. The injection port is dome-shaped and includes an RFID coil, which can be accurately located utilizing the port locator. The Motiva Flora Tissue Expander is the first MRI Conditional expander and is the only tissue expander in the market with an integrated RFID port with no magnets, allowing for use of the expander safely alongside MRI scanning. The Motiva Flora received CE mark in June 2020 and has been registered in 33 countries. Motiva Flora also includes the SmoothSilk surface, which provides biocompatibility benefits described above. Our catalog includes 15 variations, including three different heights, and a range of volumes from 260 to 995 cc.

Motiva Flora® contains a RFID microtransponder with a unique electronic serial number (ESN) accessed by a reader.

4

Mia® Femtech System for Minimally Invasive Aesthetics
We have developed Mia® Femtech — a patient centric procedure designed to allow breast augmentation to be performed under local anesthesia rather than general anesthesia, through smaller incisions, with faster recovery times and a resulting reduction in surgical complications. The Mia® Femtech system includes the specially-designed Ergonomix2 Diamond implant, which received CE mark in December 2020, and its proprietary tools, including the Motiva Inflatable Balloon and the Motiva Injector. We received registration in Costa Rica and a Free Sales Certificate, or FSC, for the Mia® Femtech devices and we are submitting for regulatory approvals worldwide. Based on our market research, we believe Mia® Femtech will be able to attract new customers and expand the market for breast aesthetic procedures. In November 2022, Motiva Implants and the Motiva Flora tissue expander received regulatory approval for use in Japan by the PMDA. These products have also received reimbursement for post-mastectomy reconstruction under the Japanese National Health System.

Motiva® Ergonomix2® Diamond® Implants
Motiva® Channel Separator
Motiva Injector ®
Motiva® Marking Tool
Motiva® Inflatable Balloon
mia

3

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
Our second designed surgery, Motiva MinimalScar, allows surgeons to significantly reduce the size of the surgical incision. We have developed Mia® Femtech — a safer, faster and more predictable breast enhancement performed through a small and inconspicuous incision hidden in the axilla. We intend for Mia® Femtech to allow breast augmentation procedures to be performed without general anesthesia with faster recovery times and a resulting reduction in surgical complications. In December 2020, we received a CE mark for our Motiva Ergonomix2 Diamond breast implant, which is the implant that will be used in the Mia® Femtech procedure. In early 2021, we completed enrollment in our one hundred patient Mia® Femtech case series in Costa Rica. The IRB approach study began in December 2020 and one year follow up was completed in early 2022 and the two-year follow up started in December 2022 and will be completed by mid-2023. Instruments and special accessory devices for the Mia® Femtech procedure have been developed and are currently awaiting regulatory approvals prior to commercialization in specific regions. Based on our market research, we believe Mia® Femtech will be able to attract new consumers and expand the market for breast aesthetic procedures.

Our Clinical Data
12-Year Safety Post-Market Surveillance Data
Dating from the commercial launch of Motiva Implants in October 2010 through December 2022, we have sold approximately 2.7 million breast implants in various countries outside the United States and Canada. We maintain a Quality Management System database to track and report complaints received from patients or physicians. From October 2010 through December 2022, a total of 2,968 complaints have been reported, investigated and processed, representing approximately 0.1% of the total Motiva Implants sold through December 2022. There were no reported cases of double capsule formation or breast-implant associated anaplastic large-cell lymphoma, or BIA- ALCL, in this data set, and there were 24 cases of early seroma and 1 case of late seroma. The table below shows the rates of rupture, capsular contracture and reoperation for adverse events of our Motiva Implants from the data gathered through December 2022. In contrast to the above competitor data, our data is self-reported rather than collected at mandatory follow-ups and was generated solely for our post-market surveillance instead of in connection with an FDA PMA study. All of these patients were located outside the United States.

Motiva Implants
Number of Implants Sold	N= 2,655,193 Implants(1)
Rupture	< 0.1%
Capsular Contracture	< 0.1%
Reoperation for Adverse Events	< 0.1%
Reoperation (All Causes)	N/A(2)

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
Study to Support a PMA
We are conducting a prospective IDE clinical trial in the United States on our Motiva Round and Motiva Ergonomix Round product families. Our IDE submission was approved by the FDA on March 20, 2018 to perform a single open-label, prospective, multi-center trial, with follow-up visit data reported annually and at the time of filing. We will continue to monitor patients for ten years post-implantation. The primary endpoints of the trial are safety, effectiveness and patient satisfaction. In general, our trial design and patient enrollment are consistent with prior PMA studies conducted by Allergan, Mentor, and Sientra. In August 2019, we announced that we were implementing a bifurcated regulatory strategy in the United States, which is designed to allow us to initiate the rolling submission of data to the FDA from the primary augmentation and revision augmentation cohorts, and then subsequently supplement our PMA with data from the reconstruction cohorts. All the enrollment procedures and the three-year study subject follow-up have been completed in the aesthetics cohort, which includes primary augmentation and revision augmentation, with a total targeted enrollment of 450 and 100 subjects, respectively. In the fourth quarter of 2021, we initiated a modular PMA submission process with the FDA and submitted the first of four expected modules. In April 2022, the Company released preliminary results of the two-year patient follow-up data for the primary augmentation cohort of its IDE clinical trial. The second module was submitted in May 2022. In June 2022, full enrollment of the IDE clinical trial was complete, and all surgeries in the primary reconstruction cohort were performed. In August 2022, the third module was submitted to the FDA. The final fourth module was submitted to the FDA in February 2023.
Sales and Marketing
We primarily derive revenue from sales of our Motiva Implants from two types of customers: (1) medical device distributors and (2) direct sales to physicians, hospitals, and clinics. Our products are commercially available in 85 countries through exclusive distributors, except in Brazil, Argentina and several European countries where we sell through our direct sales force. As of December 31, 2022, our sales organization included 181 employees and contractors. All of these sales personnel are supported through a suite of tools, including marketing and training materials, mobile smartphone applications, and access to a robust schedule of physician education events. We also pay significant attention to helping our distributors maintain positive relationships with surgeons and clinics in their respective regions, and to positioning our product in the marketplace as a premium product with consequent premium pricing.
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
We have assembled a broad portfolio of intellectual property related to our medical device and aesthetics products. We believe this intellectual property, combined with proprietary manufacturing processes and the regulatory approvals we have successfully obtained outside of the United States, provides us with a strong market position. As of December 31, 2022, we own or have rights to 19 issued and 18 pending patents in the United States related to various aspects of our Motiva Implants (such as implant barrier layers, surface texture technology, minimally invasive implant delivery systems, and our Qid Safety Technology radio frequency identification devices). In addition, we own or have rights to 87 issued, three allowed and 98 pending foreign applications and one pending Patent Cooperation Treaty, or PCT, applications. Our owned and licensed patents are expected to expire at various times between February 2025 and February 2039. Our owned and licensed pending applications, if granted, likely would expire between September 2033 and December 2043.
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
We have and will continue to work with several institutions in our effort to advance implant technology, and generate additional scientific data to support the improved safety outcomes associated with our products, including:
▪Massachusetts Institute of Technology
▪Medical University of Innsbruck
▪Department of Bioengineering at Rice University

▪John Hopkins Department of Biomedical Engineering
▪Plastic and Reconstructive Research Center at the University of Manchester
▪Center for Biofilm Engineering of Montana State University
▪College of Engineering at UC Santa Barbara
▪The Chair of Plastic Surgery at the School of Medicine and Psychology of Sapienza University of Rome
We have incurred, and expect to continue to incur, significant R&D expenses. Our R&D expenses increased $2.0 million, or 10.7%, to $20.3 million for the year ended December 31, 2022, compared to $18.3 million for the year ended December 31, 2021. Our R&D expenses consist of costs associated with our clinical and post-approval studies, regulatory activity and product development, including the development of Motiva Implants and other current and future aesthetic and reconstruction surgical devices on our product platform.
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
Manufacturing and Suppliers
Facilities
We manufacture our products in ISO-13485-certified manufacturing facilities located in the Coyol Free Zone office park in Costa Rica, a park populated by a number of international medical device companies and granted tax-advantaged status by the government of Costa Rica. Our largest manufacturing facility opened at the end of 2016 and we began shipping manufactured product from this facility in March 2017. This facility has approximately 28,000 square feet of office space and production areas which are capable of producing over 400,000 implants a year, with state-of-the-art support systems for sustaining production, including an ice-bank system for cooling the controlled air in the clean room and support areas, water-lubricated air compressors for eliminating the presence of oil particulates, heat recovery systems for energy saving, and an energy micro-grid comprised of solar panels and energy-storage batteries. These energy efficient systems generate up to 80% of the total energy consumption of the building, which received LEED Gold Certification by the U.S. Green Building Council in August 2017. Our initial facility was established in 2009 and has about 3,000 square feet of production areas, capable of producing over 100,000 implants a year.
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
We are in the process of expanding our manufacturing facilities and corporate offices in the Coyol Free Zone in Costa Rica, or CFZ. The current $45.6 million estimate for the first phase of the project includes approximately 100,000 square feet of facility space and would initially increase our manufacturing capacity by approximately 730,000 units per year. Additional phases of the project may be executed, at our option, to further expand manufacturing capacity at the facility. We held the groundbreaking ceremony for our new Sulàyöm Innovation Campus in Costa Rica in the second quarter of 2021. Construction on the new building began following finalization and execution of certain contractual arrangements in the third quarter of 2021. The initial phase of construction of the cold-shell structure was funded by the Coyol Free Zone and Establishment Labs had the option to purchase the land and cold shell building. See Note 3, “Balance Sheet Accounts” for additional information regarding this construction project and our right to purchase the title to the land and cold shell building currently under construction. On May 26, 2022, we exercised our option to purchase the title of the land and cold shell building and made our first payment of approximately $9.5 million in connection with the exercise of this option. The remaining payment of approximately $3.1 million was made in October 2022.
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
Suppliers
We source manufacturing inputs from a number of outside suppliers. In particular, we obtain NuSil brand medical-grade silicone from Avantor (previously NuSil Technology LLC), which is a sole-source supplier of such products to the majority of the silicone breast implant industry. In May 2022, we entered into a master supply agreement with Avantor, which provides for specified prices per unit of each relevant component, has an initial term ending on December 31, 2026 and automatically renews for successive terms of one year each for up to five successive renewal terms. The agreement superseded and replaced the previous master supply agreement originally executed in 2016, as amended, that expired on May 13, 2022.
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
Our major competitors in the silicone breast implant marketplace are either publicly traded companies or divisions or subsidiaries of publicly traded companies with significantly more market share and resources than we have. These companies have greater financial resources for sales, marketing and product development, broader established relationships with health care providers and third-party payers, and larger and more established distribution networks. In some instances, our competitors also offer products that include features that we do not currently offer in all geographies. Our competitors also have regulatory approval to market and sell their products in countries where we currently do not, notably the United States. In addition, our competitors may offer pricing programs with discounts across their non-breast aesthetic product portfolios.
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
▪product price;
▪customer service; and
▪support by key opinion leaders.
Federal Food, Drug, and Cosmetic Act
Breast implants are regulated as medical devices in the United States, and are subject to the Federal Food, Drug, and Cosmetic Act, or FDC Act, as implemented and enforced by the FDA. The FDA administers requirements covering the design, development, testing (non-clinical and clinical research), safety, effectiveness, manufacturing, labeling, packaging, promotion, advertising, distribution, recordkeeping, import/export and postmarket surveillance of medical devices in order to ensure that devices distributed in the U.S. are safe and effective for their intended uses and otherwise meet the requirements of the FDC Act. The FDA also collects user fees for certain medical device submissions and annual fees for medical device establishments.
FDA Premarket Clearance and Approval Requirements
Unless an exemption applies, each medical device commercially distributed in the United States requires either FDA clearance of a 510(k) premarket notification, authorization of a de novo application, or approval of a PMA. Under the FDC Act, medical devices are classified as Class I (lowest risk), II (moderate risk), or III (highest risk), with each successive class reflecting a greater extent of manufacturer and regulatory control needed to ensure device safety and effectiveness. Class I devices are those for which safety and effectiveness can be assured by adherence to the FDA’s General Controls for medical devices, which include compliance with the applicable portions of the Quality System Regulation (QSR), facility registration and product listing, reporting of adverse medical events, and truthful and non-misleading labeling, advertising, and promotional materials. Class II devices are subject to the FDA’s General Controls, and special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. These special controls can include performance standards, post-market surveillance, patient registries and FDA guidance documents. Class III devices are those deemed by the FDA to pose the greatest risks, such as life sustaining, life supporting, or some implantable devices, or devices that have a new intended use or employ advanced technology that is not substantially equivalent to that of a legally marketed device. These must comply with all requirements under the FDC Act, including specific requirements and limitations pursuant to the order issued by FDA subsequent to PMA approval. While our instruments are cleared as class II devices, breast implants are currently classified as Class III devices requiring an approved PMA for commercial distribution.

510(k) Clearance Pathway
Manufacturers of most Class II devices are required to submit to the FDA a premarket notification under Section 510(k) of the FDC Act requesting permission to commercially distribute the device (generally known as 510(k) clearance). To obtain 510(k) clearance, the submitted 510(k) notice must demonstrate that the proposed device is “substantially equivalent” to a predicate device already on the market; a predicate device is a legally marketed device that is not subject to PMA approval. The FDA’s 510(k) clearance process usually takes from three to twelve months, but it can take longer. The FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence. Over the last several years, the FDA has proposed reforms to its 510(k) clearance process, and such proposals could include increased requirements for clinical data and a longer review period, or could make it more difficult for manufacturers to utilize the 510(k) clearance process for their products.
If the FDA agrees that the device is substantially equivalent to a legally marketed predicate device, it will grant 510(k) clearance to commercially market the device. If the FDA determines that the device is “not substantially equivalent” to a previously cleared device, the device is automatically designated as a Class III device. The device sponsor must then fulfill more rigorous PMA requirements, or can request a risk-based classification determination for the device in accordance with the “de novo” process, which is a route to market for novel medical devices that are low to moderate risk and are not substantially equivalent to a predicate device.
After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change or modification in its intended use, will require a new 510(k) clearance or, depending on the modification, PMA approval. The FDA requires each manufacturer to determine whether the proposed change requires submission of a 510(k) or a PMA in the first instance, but the FDA can review any such decision and disagree with a manufacturer’s determination. If that happens, the FDA can require the manufacturer to cease marketing and/or request the recall of the modified device until 510(k) clearance or PMA approval is obtained. Also, in these circumstances, the manufacturer may be subject to significant regulatory fines or penalties.
Premarket Approval Application Pathway
Class III devices generally require approval of a PMA before they can be marketed. The process of obtaining PMA approval is much more costly, lengthy, and uncertain than the 510(k) process. In a PMA, the manufacturer must demonstrate that the device is safe and effective, and the application must be supported by extensive data, including data from preclinical studies and human clinical trials. The PMA must also contain a full description of the device and its components, a full description of the methods, facilities, and controls used for manufacturing, and proposed labeling. Following receipt of a PMA, the FDA determines whether the application is sufficiently complete to permit a substantive review. If the FDA accepts the application for review, it has 180 days under the FDC Act to complete its review, although in practice, the review often takes significantly longer, and can take up to several years. An advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device, which FDA may or may not accept. In addition, the FDA will conduct a pre-approval inspection of the applicant’s manufacturing facility or facilities to ensure compliance with the QSR.
The FDA will approve the new class III device for commercial distribution if it determines that the data and information in the PMA constitute valid scientific evidence and that there is reasonable assurance that the device is safe and effective for its intended use(s). A PMA may include post-approval conditions intended to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution, and collection of long-term follow-up data from patients in the clinical study that supported the PMA or requirements to conduct additional clinical studies post-approval. The FDA may condition PMA approval on some form of post-market surveillance when deemed necessary to protect the public health or to provide additional safety and effectiveness data for the device in a larger population or for a longer period of use. In such cases, the manufacturer might be required to follow certain patient groups for a number of years and to make periodic reports to the FDA on the clinical status of those patients. Failure to comply with the conditions of approval can result in material adverse enforcement action, including withdrawal of the approval.
Related to our devices specifically, the FDA’s guidance document “Saline, Silicone Gel, and Alternative Breast Implants” currently recommends that a core study, which can be a single, open label, multi-center study, be conducted with ten years or more of prospective patient follow-up. To date, PMAs for silicone breast implants have been submitted for approval to the FDA with a minimum of three years of premarket core study data.

Additionally, the FDA will not approve the PMA until it conducts a pre-approval inspection of our manufacturing facility and determines that it is in compliance with good manufacturing practices, as set forth in the FDA’s Quality System Regulation or QSR. The PMA review and approval process generally takes from one to three years but may take longer. The FDA’s guidance document “Saline, Silicone Gel, and Alternative Breast Implants” also states that manufacturers seeking approval of breast implants will be subject to post-approval requirements, which may include, but are not limited to, long-term follow-up of the core clinical study patients, conduct new enrollment post-approval studies, participation in a patient registry or other studies, training programs for physicians and surgeons, and periodic reporting requirements.
Certain changes to an approved device, such as changes in manufacturing facilities, methods, or quality control procedures, or changes in the design performance specifications, which affect the safety or effectiveness of the device, require submission of a PMA supplement. PMA supplements often require submission of the same type of information as a PMA, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA and may not require as extensive clinical data or the convening of an advisory panel. Certain other changes to an approved device require the submission of a new PMA, such as when the design change causes a different intended use, mode of operation, and technical basis of operation, or when the design change is so significant that a new generation of the device will be developed, and the data that were submitted with the original PMA are not applicable to demonstrate a reasonable assurance of safety and effectiveness with respect to the change.
Clinical Trials
Clinical trials are almost always required to support a PMA and are sometimes required to support a 510(k) submission. All clinical investigations of devices to determine safety and effectiveness must be conducted in accordance with the FDA’s IDE regulations, including regulations related to informed consent, Institutional Review Board, or IRB, review and approval, Good Clinical Practices, or GCPs, and labeling of investigational devices. Our clinical study sites are additionally subject to possible inspection by the FDA.
If the device presents a “significant risk,” to human health, as defined by the FDA, the device sponsor must submit an IDE application to the FDA, which must be approved prior to commencing human clinical trials. A significant risk device is one that presents a potential for serious risk to the health, safety or welfare of a patient and either is implanted, used in supporting or sustaining human life, substantially important in diagnosing, curing, mitigating or treating disease or otherwise preventing impairment of human health, or otherwise presents a potential for serious risk to a subject. An IDE application must be supported by appropriate data, such as animal and laboratory test results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE will automatically become effective 30 days after receipt by the FDA unless the FDA notifies the company that the investigation may not begin. If the FDA determines that there are deficiencies or other concerns with an IDE for which modification is required, it may permit a clinical trial to proceed under a conditional approval.
In addition, the study must be approved by, and conducted under the oversight of, an IRB for each clinical site. The IRB is responsible for the initial and continuing review of the IDE study, and may pose additional requirements for the conduct of the study. If an IDE application is approved by the FDA and one or more IRBs, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a non-significant risk to the patient, a sponsor may begin the clinical trial after obtaining approval for the trial by one or more IRBs without separate approval from the FDA, but must still follow abbreviated IDE requirements, such as monitoring the investigation, ensuring that the investigators obtain informed consent, and labeling and record-keeping requirements. Acceptance of an IDE application for review does not guarantee that the FDA will allow the study to begin and, if it does, the FDA may or may not determine that the data derived from the trials support the safety and effectiveness of the device or warrant the continuation of clinical trials. An IDE supplement must be submitted to, and approved by, the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness, study plan, or the rights, safety or welfare of human subjects.
During a study, the sponsor is required to comply with the applicable FDA requirements, including, for example, trial monitoring, selecting clinical investigators and providing them with the investigational plan, ensuring IRB review, adverse event reporting, record-keeping and prohibitions on the promotion of investigational devices or on making safety or effectiveness claims for them. The clinical investigators are also subject to FDA regulations and must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of the investigational device, and comply with all reporting and recordkeeping requirements.

Additionally, after a trial begins, we, the FDA or the IRB could suspend or terminate it at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits.
Post-Market Regulation
After a device is cleared or approved for marketing, numerous and pervasive regulatory requirements continue to apply. These include:
•establishment registration and device listing with the FDA;
•QSR requirements, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the design and manufacturing process;
•labeling regulations and FDA prohibitions against the promotion of ‘‘off-label’’ uses of cleared or approved products, as well as other requirements related to promotional activities;
•clearance or approval of product modifications to cleared or approved devices, where warranted;
•medical device reporting regulations, which require that a manufacturer report to the FDA if a device it markets may have caused or contributed to a death or serious injury, or has malfunctioned and the device or a similar device that it markets would be likely to cause or contribute to a death or serious injury, if the malfunction were to recur;
•correction, removal and recall reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDC Act that may present a risk to health;
•the FDA’s recall authority, whereby the agency can order device manufacturers to recall from the market a product that is in violation of governing laws and regulations;
•post-market surveillance activities and regulations, which apply when deemed by the FDA to be necessary to protect the public health or to provide additional safety and effectiveness data for the device; and
•any post-market restrictions or conditions imposed by the FDA on a specific device.
Our manufacturing facilities, as well as those of certain of our suppliers, will be subject to periodic and for-cause inspections by the FDA to verify compliance with the QSR and other regulatory requirements. Our failure to maintain compliance with the QSR requirements could result in the shut-down of, or restrictions on, our manufacturing operations and the recall or seizure of our products, which would have a material adverse effect on our business. The discovery of previously unknown problems with any of our products could result in restrictions, including the removal of the device from the market or voluntary or mandatory device recalls.
The FDA has broad regulatory compliance and enforcement powers. If the FDA determines that we failed to comply with applicable regulatory requirements, it can take a variety of compliance or enforcement actions, which may result in sanctions including (but not limited to) Warning Letters, fines, injunctions, consent decrees and civil penalties, customer notifications or repair, replacement, refunds, recall, detention or seizure of our products, operating restrictions, partial suspension or total shutdown of production, refusal to grant export approval, or criminal prosecution.
HIPAA and Other Privacy Laws
We are subject to various laws governing the privacy and security of health information and other personally identifiable information. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, established comprehensive U.S. federal protection for the privacy and security of protected health information. HIPAA standards apply to “Covered Entities,” which health plans, health care clearing houses, and certain health care providers which conduct certain health care transactions electronically, and to “Business Associates,” entities that perform services on behalf of a Covered Entity that involves the creation, use, maintenance or disclosure of protected health information. Both Covered Entities and Business Associates must have in place administrative, physical, and technical standards to guard against the misuse of protected health information. Some of the institutions and physicians from which we obtain biological specimens that we use in our research and validation work are Covered Entities and must obtain proper authorization from their patients for the subsequent use of those samples and associated clinical information. We may perform future activities that may implicate HIPAA, such as providing clinical laboratory testing services or entering into specific kinds of relationships with a Covered Entity or a Business Associate of a Covered Entity.
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
Anti-fraud Laws/Overpayments
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
Numerous national and local agencies enforce the anti-fraud and abuse laws. In addition, private insurers may also bring private actions. In some circumstances, private whistleblowers are authorized to bring fraud suits on behalf of the government against providers and are entitled to receive a portion of any final recovery. In addition, we, and our partners, may be subject to foreign laws and regulations and other compliance requirements, including, without limitation, anti-kickback laws, false claims laws and other fraud and abuse laws.
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
As of May 2021, medical device products that are marketed in the European Union must comply with the requirements of the Medical Device Regulation, or the MDR. The MDR essentially operates in the same way as the Medical Device Directive (described below) to ensure a harmonized approach in the European Union to ensuring the safety and performance of medical devices, and failure to comply with the MDR could affect our ability to market and sell our products in the European Union member states. The European Commission is the legislative body responsible for regulation on the safely of medical devices, including Regulation (EU) 2017/745. Following the transition time, the manufacturers selling medical products in the EU and the European Economic Area, or EEA, will need to comply with the new regulatory framework. All our legacy devices, as well as our Quality Management System, already obtained the certification under the MDR. The EU includes most of the major countries in Europe, while other countries, such as Norway, are part of the EEA and European Free Trade Area, or EFTA, respectively, and have voluntarily adopted laws and regulations that mirror those of the EU with respect to medical devices. The EU regulation addresses regulation of the design, manufacture, labeling, clinical studies and post-market vigilance for medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear the CE conformity marking, indicating that the device conforms to the General Safety and Performance Requirements, or GSPRs, and, accordingly, can be marketed throughout the EU and EEA. In December 2022, the MDR published two Commission Implementing Regulations, which expanded its authority over products without intended medical purpose, and provided more specific risk management and safety requirements, including conformity assessments and clinical evaluations.
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
Outside of the EU, regulatory pathways for the marketing of medical devices vary greatly from country to country. In many countries, local regulatory agencies conduct an independent review of medical devices prior to granting marketing approval. For example, in China, approval by the National Medical Products Administration, or NMPA, must be obtained prior to marketing a medical device. In Brazil, the inspections and approvals of products and facilities carried out by the ANVISA and InMetro agencies are required prior to marketing a Class 3a medical device like our Motiva Implants. We received regulatory clearance in Brazil in March 2017 and launched our Motiva Implants commercially in July 2017. In November 2022, Motiva Implants and the Motiva Flora tissue expander have been approved for use in Japan by the Pharmaceuticals and Medical Devices Agency (PMDA). These products have also received reimbursement for post-mastectomy reconstruction under the Japanese National Health System. The process in such countries may be lengthy and require the expenditure of significant resources, including the conduct of clinical trials. In other countries, the regulatory pathway may be shorter or less costly. The timeline for the introduction of new medical devices is heavily impacted by these various regulations on a country-by-country basis, which may become longer and more costly over time.
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
Human Capital
As of December 31, 2022, we had 958 employees. None of our employees are represented by a labor union or covered by collective bargaining agreements except for employees in Brazil.
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
Environment and Corporate Sustainability
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
Working towards a more sustainable future by reducing our environmental footprint is important to us. In July 2019, we have been certified as Carbon Neutral by the Costa Rican Ministry of Environment, Energy, and Telecommunications, or MINAE. Additional information on our environmental efforts can be found in the 2021 Sustainability Review, which is available at establishmentlabs.com/wp-content/uploads/2022/12/ESTA-2021-Sustainability-Review.pdf.
We are defined by our commitment to women’s health and well-being. We believe offering innovative options that empower women in their breast health and wellness journey is the right path to building a new industry. Sustainability is key to our existence and future. As a global medical technology company, we seek to create positive and long-term social, environmental, and economic impact with our products, experiences, activities, and corporate efforts. Accordingly, our global sustainability commitment leads us to increase our contribution toward long-term sustainability. Our sustainability framework lays the foundation to ensure this commitment is present in everything we do. It describes our pillars, statements, priorities, and guidelines that enable our journey toward sustainability. All these efforts are founded on our four material categories: women’s health and well-being, environment, people, and governance.
Additional information on our governance, women’s empowerment initiatives and sustainability efforts can be found at establishmentlabs.com/our-impact/esg-documents/.
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
The COVID-19 pandemic has adversely impacted our business, resulting in a material disruption of our operations in fiscal 2020, and to a lesser degree in fiscal 2021, and we expect the impact to continue through at least the duration of the pandemic as regions respond to local conditions. To date, the impact includes:
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
Due to the COVID-19 pandemic, surgeons and their patients have been required, or are choosing, to defer elective procedures in which our products otherwise could be used, and many facilities that specialize in the procedures in which our products otherwise could be used have temporarily closed. In addition, even after the pandemic subsides or governmental orders no longer prohibit or recommend against performing such procedures, patients may continue to defer such procedures due to personal concerns. Further, facilities at which our products typically are used may not reopen or, even if they reopen, patients may elect to have procedures performed at facilities that are, or are perceived to be, lower-risk, such as private surgery centers, and our products may not be approved at such facilities, and we may be unable to have our products approved for use at such facilities on a timely basis, or at all. The effect of the pandemic on the broader economy could also negatively affect demand for elective procedures using our products, both in the near- and long-term.
Workforce limitations and travel restrictions resulting from government actions taken to contain the spread of COVID-19 have and will continue to adversely affect almost every aspect of our business. If a significant percentage of our workforce, or of the workforce of third parties on which we rely, cannot work, including because of illness or travel or government restrictions, our operations will be negatively affected. To comply with government restrictions and social distancing guidelines in many countries around the world, there was an increased reliance on working from home for our workforce and on the workforce of third parties on which we rely and a large portion of our workforce continues to work from home. Our sales personnel and third-party agents currently are working largely using virtual and online engagement tools and tactics, which may be less effective than our typical in-person sales and marketing programs. In addition, during periods of significant outbreaks of COVID-19, we reduced in-person access to our hands-on surgeon trainings, which, in turn, adversely impacted our ability to educate and train surgeons on the proper use of our products, which may make surgeons less comfortable using, and therefore less likely to use, our products. Any future government mandates or other restrictions may also cause us not to submit required filings on our previous timetables, including with the FDA, or other regulatory bodies, both in the U.S. and outside the U.S. The COVID-19 pandemic adversely impacted our IDE clinical trial operations in the United States, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, have heightened exposure to COVID-19, which slowed down the enrollment process. In addition, changes impacting workforce function at the FDA and other regulatory bodies, as well as changes impacting workforce function at the facilities at which we seek to have new products approved for use, could adversely impact the timing of when our new products are cleared for marketing and approved for use, either of which would adversely impact the timing of our ability to sell these new products and would have a material and adverse effect on our revenue growth.
Further, we have experienced disruptions in the manufacture and distribution of our products and in our supply chain as a result of the COVID-19 pandemic, and we may experience future manufacturing, distribution, or supply chain disruptions as a result of COVID-19 outbreaks or other future pandemics, epidemics or global health crises. Any future disruptions or other events that result in staffing shortages, production slowdowns, stoppages, or disruptions in delivery system could materially and adversely affect our ability to manufacture or distribute our products, or to obtain the raw materials and supplies necessary to manufacture and distribute our products, in a timely manner, or at all.
We may also experience other unknown adverse impacts from the COVID-19 pandemic or other future pandemics, epidemics or global health crises that cannot be predicted. For example, hospitals and other facilities at which we sell our products may renegotiate their purchase prices, including as a result of, or the perception that they may be suffering, financial difficulty as a result of the pandemic. Similarly, facilities at which we seek to sell our products in the future may require price reductions relative to the price at which we previously expected to sell our products. Reduction in the prices at which we sell products to existing customers may have a material and adverse effect on our future financial results and reductions in the prices at which we expected to sell products would have a material and adverse effect on our expectations for revenue growth.
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
In recent years, we have incurred significant costs in connection with the development of Motiva Implants, the Mía technology, and other products and services. We expect our research and development expenses to increase significantly as we continue with our IDE clinical trial in the United States. We will also incur significant expenses to expand our sales and marketing organization to support sales of Motiva Implants, including but not limited to a direct sales force in Brazil and several European countries, as well as future commercialization in the United States if we receive FDA approval.
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
The clinical trial process is lengthy and expensive with uncertain outcomes, and often requires the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. In addition, safety issues or other challenges may arise during the conduct of a trial. Delays or failures in our clinical trials will prevent us from commercializing any modified or new products and will adversely affect our business, operating results and prospects.
We have obtained a CE Mark for Motiva Implants and certain of our other products and are therefore authorized to sell in the EU. We have also received regulatory approval for Motiva Implants and the Motiva Flora tissue expander in Japan by the PMDA. However, in order to market in other regions or jurisdictions, such as the Asia Pacific region, we must obtain separate regulatory approvals. Neither we, nor any future collaboration partner, can commercialize Motiva Implants in the United States without first obtaining regulatory approval for the product from the FDA.

Before obtaining regulatory approval for the sale of a planned product, we may be required to conduct extensive preclinical and clinical studies to demonstrate the safety and effectiveness of our planned products in human patients. Clinical studies can be expensive, difficult to design and implement, can take many years to complete, and are uncertain as to outcome. A failure of one or more of our clinical studies could occur at any stage of testing. The approval procedures vary among countries and can involve additional clinical testing, and the time required to obtain approvals may differ from that required to obtain the CE Mark, PMDA approval, FDA or other regulatory approval.
Investigators for our clinical trials and other health care providers may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. We are required to collect and provide financial disclosure notifications or certifications for our clinical investigators to the FDA. If the FDA concludes that a financial relationship between us and a clinical investigator has created a conflict of interest or otherwise affected interpretation of the trial, the FDA may question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA and may ultimately lead to the denial of marketing approval of our current and future product candidates.
In the United States, FDA guidance on silicone breast implants mandates approval via the PMA process. Extensive preclinical and clinical testing is required to support the PMA and at least one well-controlled clinical trial is required for approval. In connection with the initiation of a clinical study for our Motiva Implants, we filed an IDE application in 2017, which was approved in March 2018. In August 2019, we completed all patient surgeries for the IDE aesthetic cohorts, which include primary augmentation and revision. In June 2022, we completed the enrollment of all subjects in the remaining reconstruction cohort, and all surgeries were completed. Our ongoing U.S. IDE trial may be stopped for unforeseen safety issues or may not be successful in meeting its endpoints, in which case our U.S. regulatory pathway would require subsequent additional clinical trials.
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
In general, numerous unforeseen events during, or as a result of, preclinical and clinical studies could occur, which would delay or prevent our ability to receive regulatory approval or commercialize Motiva Implants or any of our planned products, including the following:
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
FDA regulatory approval in the United States is not a guarantee upon successful completion of preclinical and clinical studies, and the filing and approval process itself is expensive and may take several years. The FDA also has substantial discretion in the approval process. Despite the time and expense exerted, failure may occur at any stage, and we could encounter problems that cause us to abandon or repeat clinical studies, including our ongoing IDE clinical trial that commenced in April 2018 and for which we have submitted the first three of four modules to the FDA, and we not obtain FDA approval on the timeline we anticipate or at all. The FDA can delay, limit, or deny approval of a product candidate for many reasons, including, but not limited, to:
•a product candidate may not be deemed to be safe and effective;
•FDA officials may not find the data from clinical and preclinical studies sufficient;
•the FDA may not approve our manufacturing or our third-party suppliers’ processes or facilities;
•the FDA may consider clinical studies inadequate and the data inadequate if, among other things, appropriate steps have not been taken in the design, conduct, reporting and analysis of the studies to minimize bias; or
•the FDA may change its approval policies or adopt new regulations.
Even if we obtain regulatory approvals or clearances in a jurisdiction, our products may be removed from the market due to a variety of factors, including adverse events, recalls, suspension of regulatory clearance to sell, or other factors. For example, during the summer of 2016 while we were transitioning from one notified body to another, our CE Mark for Motiva Implants was temporarily not in force. We expect that the initial U.S. approval will be subject to a lengthy and expensive follow-up period, during which we must monitor patients enrolled in clinical studies and collect data on their safety outcomes. Even if FDA approval is obtained, the FDA has authority to impose post-market approval conditions, which can include (i) restrictions on sale, distribution, or use, (ii) continuing evaluation of the device’s safety and effectiveness, (iii) additional warning/hazard labeling requirements, (iv) significant record management, (v) periodic reporting requirements, and (vi) any other requirements the FDA determines necessary to provide reasonable assurance of the device’s safety and effectiveness. Completion of the IDE follow-up study, in a manner which results in data sufficient to maintain FDA approval, is subject to multiple risks, many of which are outside of our control. These include, but are not limited to, our ability to fund the ongoing study from our operations or via additional fundraising; study participants’ willingness and ability to return for follow-up study visits; and maintenance of a suitable study database over a long period of time. Even if completed and appropriately evaluated, the study follow-up may reveal safety or other issues that impact the approved labeling or may result in withdrawal of Motiva Implants from the marketplace in the United States or elsewhere.
Although we launched Motiva Implants commercially in October 2010 and have sold approximately 2.7 million units to date in various countries outside the United States, we do not have as much post-market surveillance data as our competitors and may not have clearly identified all possible or actual risks of our products. Furthermore, if our clinical trials do not produce patient data that compares favorably with breast implants that are already on the market, physicians and patients may opt to not use our products, and our business would suffer.
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
If the FDA or similar regulatory authority does not approve our products or requires additional clinical trials before any approval or if any approval of our products includes additional restrictions on the label, or requires a characterization of our products that differs from ours and/or other regulatory authorities, our business, financial condition, results of operations and growth prospects could be materially adversely affected.
It is possible that the FDA or similar regulatory authorities may not consider the results of our clinical trials to be sufficient for approval of Motiva Implants for our desired indications for use. Guidance issued by the FDA in 2006 suggests that a single well-controlled study is required for approval of a new silicone breast implant. The FDA may nonetheless require that we conduct additional clinical studies, possibly using a different clinical study design.
Moreover, even if the FDA or other regulatory authorities approve the marketing of Motiva Implants and our other products, the approvals may include additional restrictions on the label or require a characterization of our products that differ from ours and/or other regulatory authorities and result in additional descriptions or other information on the label. Any of these events could make Motiva Implants or our other products less attractive to physicians and patients compared to other approved products, which could limit potential sales of Motiva Implants or our other products.
If we fail to obtain FDA or other regulatory approval of Motiva Implants or our other products, or if the approval is narrower than or otherwise differs from what we seek, it could impair our ability to realize value from those products, and therefore may have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Changes in funding or disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel, the ability to accept the payment of user fees, statutory, regulatory and policy changes and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including for 35 days beginning on December 22, 2018, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Additionally, if legislation increasing the debt ceiling is not enacted, the federal government may stop or delay funding certain agencies or programs. The current split control of the United States Congress increases the risk of a breach in the debt ceiling, failure to enact annual appropriations or federal government shut down, preventing the FDA from continuing its activities. Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of foreign manufacturing facilities and routine surveillance inspections of domestic manufacturing facilities in 2020. In May 2021, the FDA issued an updated guidance on manufacturing, supply chain, and drug and biological product inspections, indicating that it intends to continue using other tools and approaches where possible for pre-approval inspections, and that it will continue to conduct “mission-critical” inspections on a case-by-case basis, or, where possible to do so safely, resume prioritized domestic inspections, such as pre-approval and surveillance inspections. While the FDA indicated that it will consider alternative methods for inspections and could exercise discretion on a case-by-case basis to approve products based on a desk review, if a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities in a timely manner, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, a breach of the U.S. debt ceiling, future federal government shutdowns or delays in annual appropriations could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
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
We make extensive physician medical education resources available to clinicians in an effort to ensure that they have access to current treatment methodologies, are aware of the advantages and risks of our Motiva Implants and other products and are educated regarding the safe and appropriate use of our products. It is critical to the success of our business to broadly educate clinicians who use or desire to use our products to provide them with adequate instructions in the appropriate use of our products and designed surgeries. Certain of our products require the use of specialized techniques which may not be covered in medical school curricula and/or product-specific knowledge. For example, metal implant such as screws or artificial joints, produce an artifact when magnetic resonance imaging, or MRI, is used to image the area in which the object resides. Our Qid Safety Technology microtransponder embedded in certain Motiva Implants contains metal and causes an artifact that can affect breast cancer screening using MRI, and this artifact is not present in other imaging modalities such as breast ultrasound and film or digital mammography. It is important that we educate physicians and patients on the risks associated with MRI artifacts and how to mitigate them if they choose to utilize Motiva Implants that contain a Qid microtransponder. Failure to provide adequate training and education could result in, among other things, unsatisfactory patient outcomes, patient injury, negative publicity or increased product liability claims or lawsuits against the company, any of which could have a material and adverse effect on our business and reputation. Claims against the company may occur even if such claims are without merit and/or no product defect is present, due to improper surgical technique, inappropriate use of our products, or other lack of awareness regarding the safe and effective use of our products. If we fail to educate physicians and patients about any of these factors, they may make decisions or conclusions regarding Motiva Implants without full knowledge of the risks and benefits or may view our Motiva Implants negatively.
As part of our effort to educate and train plastic surgeons through our medical educational platform, we completed 201 and 206 medical training sessions worldwide during 2022 and 2021, respectively. If we are unable to offer, or if we experience a delay in offering, medical training sessions, we may experience reduced or slower than expected adoption of our products. Although since the outbreak of the global COVID-19 pandemic we have offered virtual training sessions through our medical educational platform, the limited ability to provide in-person programs to surgeons may reduce the effectiveness of, and interest in, our medical education efforts.
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
We have incurred losses to date and expect to continue to incur losses for the foreseeable future. Sales of our Motiva Implants accounted for approximately 98% of our revenues for each of the years ended December 31, 2022 and December 31, 2021 and we expect our revenues to continue to be driven primarily by sales of these products. In order to achieve and sustain profitability, our revenues from these products will need to grow beyond the levels we have achieved in the past. If physicians and/or patients do not perceive our products to be competitive in features and safety when compared to other products in the market, or if demand for our Motiva Implants or for breast implants in general decreases, we may fail to achieve sales levels that provide for future profitability.
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
•the success of our internal sales and marketing organization and the sales forces of our distributors; and
•continued demand for breast augmentation and reconstruction procedures using silicone implants, which may be adversely affected by events involving either our products or those of our competitors, including FDA warnings to patients regarding Breast Implant-Associated Anaplastic Large Cell Lymphoma, or BIA-ALCL and other lymphomas or cancers, including squamous cell carcinoma.
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
We have incurred net operating losses since our inception, and we continue to incur significant research and development and general and administrative expenses related to our operations. We do not expect to be profitable in 2023, and in future years we expect to incur significant research and development expenses related to, among other things, the IDE clinical study of Motiva Implants in the United States. Investment in medical device product development, particularly clinical studies, is highly speculative. It entails substantial upfront capital expenditures and significant risk that any potential planned product will fail to demonstrate adequate accuracy or clinical utility. We may not be profitable for some time. As of December 31, 2022, we had an accumulated deficit of $281.6 million.
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
The industry environment for silicone implants and complementary products in certain international markets is price sensitive. In these markets, or in the United States if we are successful in obtaining the required regulatory approval to sell in the U.S. market, our competitors may adopt aggressive pricing strategies to intensify the competitive pricing pressure for breast implants. If we are not successful in educating customers or third-party payers on the differentiation of our Motiva Implants as compared to our competitors’ products, customers may choose our competitors’ products. Additionally, as more competitors introduce products that compete with ours, we may face additional pricing pressure that would adversely impact our future results.
We expect to significantly increase the size of our organization; as a result, we may encounter difficulties in managing our growth, which could disrupt our operations and/or increase our net losses.
As of December 31, 2022, we had 958 employees. Unless it is necessary for us to continue to make reductions to our workforce as a cost management strategy, over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, principally in the areas of manufacturing, regulatory affairs, clinical and sales and marketing, and particularly as we prepare our operations in the anticipation of obtaining approval from the FDA to commercialize our Motiva Implants in the United States. We also intend to continue to improve our operational, financial and management controls, reporting systems and procedures, which may require additional personnel. Such growth could place a strain on our administrative and operational infrastructure, and/or our managerial abilities, and we may not be able to make improvements to our management information and control systems in an efficient or timely manner. We may discover deficiencies in existing systems and controls.
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
Recent news coverage has called into question the long-term safety of breast implants and reports of breast implant-associated anaplastic large cell lymphoma linked to our competitors’ products which have led to regulatory actions regarding macrotextured devices in several countries and the worldwide recall of one of our competitor’s macrotextured implants and tissue expanders. These events and reports of other forms of cancer, including squamous cell carcinoma and various lymphomas, from breast implant products may lead to a reduction in the demand for silicone breast implants and could adversely affect our business.
Women with breast implants have reported higher rates, as compared to the general population, of breast implant-associated anaplastic large cell lymphoma, or BIA-ALCL, an uncommon type of cancer affecting cells of the immune system. In January 2011, the FDA indicated that there was a possible association between certain saline and silicone gel-filled breast implants and higher rates of BIA-ALCL, with the causal links neither yet understood nor confirmed. In March 2015, France’s National Cancer Institute, or NCI, noted that there is a clearly established link between anaplastic large cell lymphoma and certain breast implants, which is referred to as breast implant-associated ALCL, or BIA-ALCL. The NCI noted in that report that most of the reported cases occurred in women with textured implants.
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
On February 6, 2019, the FDA further reported that as of September 2018, the agency had received a total of 660 medical device reports regarding BIA-ALCL cases since 2010. Of the 660 reports, the FDA’s analysis suggested that there were 457 unique cases of BIA-ALCL, including nine patient deaths. Additionally, on February 12, 2019, Health Canada confirmed that as of January 1, 2019, it had received reports of 22 confirmed and 22 suspected Canadian cases of BIA-ALCL and that it would be updating its safety review of BIA-ALCL in Spring 2019. In April 2019, the Agence Nationale de Securite du Medicament et des Produits de Sante, or ANSM, the regulatory authority in France, announced that 59 cases of BIA-ALCL had been reported in France since 2011 and banned several types of macrotextured and polyurethane implants linked to BIA-ALCL. Between February and September 2019, authorities from Australia, Colombia, Canada, South Korea and Singapore announced similar bans.
In July 2019, the FDA requested that Allergan plc recall its Biocell® textured implants in the U.S. market and Allergan subsequently announced the global recall of its Biocell® textured breast implants and tissue expanders. In the announcement, the FDA noted that it had reviewed 573 unique cases globally of BIA-ALCL, including 33 patient deaths, of which 12 of the 13 known deaths were attributed to Biocell® implants. The FDA further noted that it will continue to monitor the incidence of BIA-ALCL across other textured and smooth breast implants and tissue expanders as well as other devices intended for use in the breast. The FDA subsequently identified the recall as a Class I recall in September 2019 and stated that use of the recalled devices may cause serious injuries and death. As the BIA-ALCL risk continues to become more highly publicized, this could have a significant negative impact on demand for breast implants globally, including our Motiva Implants.
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
In September 2022, the FDA informed the public about reports of cancers, including squamous cell carcinoma, or SCC, and various lymphomas, in the scar tissue (capsule) that forms around breast implants different from the lymphomas described in previous FDA communications as BIA-ALCL. The FDA noted that, while the agency believes the occurrences of SCC or various lymphomas in the capsule around the breast implant to be rare, health care providers and people who have or are considering breast implants should be aware that cases have been reported to the FDA and in the literature.
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
Our success in implementing our business strategy depends largely on the skills, experience and performance of members of our executive management team and other key employees, including Juan José Chacón Quirós, our Chief Executive Officer, Roberto de Mezerville, our Chief Technology Officer, Rajbir Denhoy, our Chief Financial Officer, and Raul Rodio, our Chief Operating Officer, and Ross Mansbach, our General Counsel and Chief Compliance Officer. The collective efforts of each of these persons, and others working with them as a team, are critical as we continue to develop our tests and technologies and pursue our research and development and sales programs. In addition, we have experienced significant changes in our executive leadership in the past twelve months, including in our Chief Compliance Officer and Chief Operating Officer positions. As a result of the difficulty in locating qualified new management and other key employees, the loss or incapacity of existing members of our executive management team could adversely affect our operations. If we were to lose one or more key employees, we could experience difficulties in finding qualified successors, competing effectively, developing our technologies and implementing our business strategy. In addition, changes to strategic or operating goals, which can often times occur with the appointment of new executives and directors, can create uncertainty, may negatively impact our ability to execute quickly and effectively, and may ultimately be unsuccessful. Executive leadership transition periods are often difficult as the new executives gain detailed knowledge of our operations, and friction can result from changes in strategy and management style. Management turnover inherently causes some loss of institutional knowledge, which can negatively affect strategy and execution. We do not have “key person” life insurance on our senior executives, and the loss of any of the key team members would have a negative impact to our business and financial results. In addition, the job market in Costa Rica and other locations in which we operate has recently become more competitive and we are competing for talent with major multinational corporations which have significantly more resources than us, and we may find new difficulties in retaining our most talented employees.
In addition, we rely on collaborators, consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our collaborators, consultants and advisors are generally employed by employers other than us and may have commitments under agreements with other entities that may limit their availability to us.
We have made multiple acquisitions in the past, and in the future we may acquire other businesses, form joint ventures or make investments in other companies or technologies. If we are not successful in integrating these businesses, as well as identifying and controlling risks associated with the past operations of these businesses, we may incur significant costs, receive penalties or other sanctions from various regulatory agencies and/or incur significant diversions of management time and attention.
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
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, such as slower growth or recession, continued inflation or decreases in consumer spending or confidence. A severe or prolonged economic downturn, could result in a variety of risks to our business, including general economic pressure on our customers’ patients. Elective aesthetic procedures, including breast augmentation, are typically not covered by insurance and are less of a priority than other items for those patients that have lost their jobs, are furloughed, have reduced work hours or have to allocate their cash to other priorities. As a result, adverse changes in the economy, including as a result of current inflationary pressures or macroeconomic fallout from a potential U.S. government default on its debt, may cause consumers to reassess their spending choices and reduce demand for elective aesthetic procedures, which could have an adverse effect on our net sales and profitability. A weak or declining economy could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers or distributors to delay making payments for our products. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the economic climate and financial market conditions could adversely affect our business.
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
We present our results of operations in U.S. dollars, which is our reporting currency. However, as of December 31, 2022, the majority of our revenues are denominated in currencies other than the U.S. dollar - primarily the euro, and the Brazilian real, and the British pound. As of December 31, 2022, the majority of our expenses are denominated in U.S. dollars or in Costa Rican colones, which are linked to the U.S. dollar. In the future, we expect to have significant revenues and expenses denominated in these non-U.S. currencies. As such, unfavorable fluctuations in currency exchange rates have had, and in the future could continue to have, an adverse effect on our results of operations.

Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, expenses and income, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, changes in the value of the U.S. dollar in relation to the British pound, the euro, and the Brazilian real will affect our revenues, operating income and the value of balance sheet items originally denominated in other currencies. These changes would cause our growth in consolidated earnings stated in U.S. dollars to be higher or lower than our growth in local currency when compared against other periods. For example, the weakening of the euro for the majority of fiscal 2022 had a negative effect on our European revenue. We do not currently engage in currency hedging arrangements to protect us from fluctuations in the exchange rates of the euro and other currencies in relation to the U.S. dollar (and/or from inflation of such currencies), and we are exposed to material adverse effects from such movements. We cannot predict any future trends in rates of inflation or exchange rates of other currencies against the U.S. dollar, and there can be no assurance that any contractual provisions will offset their impact, or that any future currency hedging activities will be successful.
Continued international expansion of our business will expose us to business, regulatory, political, operational, financial and economic risks associated with doing business internationally.
Our products are commercially available in 85 countries, and we operate subsidiaries in the United States, Costa Rica, Brazil, and several European countries. Our business strategy contemplates continued international expansion, including partnering with medical device distributors, and introducing Motiva Implants and other planned products outside the United States. The sale and shipment of our products internationally, as well as the purchase of components from international sources, subjects us to potential trade, import and export, and customs regulations and laws.
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
•multiple, conflicting and changing laws and regulations such as tariffs and tax laws, export and import restrictions, employment laws, environmental laws, regulatory requirements and other governmental approvals, permits and licenses;
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
•failure to comply with evolving reporting expectations on environmental, social and governance issues;
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
Our headquarters are located in Costa Rica, and all of our main manufacturing activities are conducted in two ISO-13485 and GMP compliant manufacturing facilities in Costa Rica through Establishment Labs, S.A. Despite our efforts to maintain and safeguard our manufacturing facilities, including acquiring insurance and adopting maintenance and health and safety protocols, vandalism, terrorism or a natural or other climate-related disaster, such as earthquake, volcanic activity, fire or flood, could damage or destroy our inventory of finished goods, cause substantial delays in our operations and manufacturing, result in the loss of key information and cause us to incur additional expenses. Our insurance may not cover our losses in any particular case. In addition, regardless of the level of insurance coverage, damage to our facilities may have an adverse effect on our business, financial condition and results of operations.
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
Our manufacturing processes currently require the controlled use of potentially harmful chemicals, including highly flammable solvents. We cannot eliminate the risk of accidental contamination or injury to employees or third parties from the use, storage, handling or disposal of these materials. In the event of contamination or injury, we could be held liable for any resulting damages, and any liability could exceed our resources or any applicable insurance coverage we may have. Additionally, we are subject to, on an ongoing basis, federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. These are particularly stringent in California, where Avantor, one of our key suppliers, is located. The cost of compliance with these laws and regulations may become significant and could have an adverse effect on our financial condition, results of operations and cash flows. In the event of an accident or if we otherwise fail to comply with applicable regulations, we could lose our permits or approvals or be held liable for damages or penalized with fines.
We rely on third parties to conduct certain components of our clinical studies, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such studies, which could interfere with or delay our ability to obtain regulatory approval or commercialize our products.
We rely on third parties, such as contract research organizations, or CROs, clinical data management organizations, medical institutions and clinical investigators, to perform various functions for our clinical trials. These service providers may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. We are required to collect and provide financial disclosure notifications or certifications for our clinical investigators to the FDA. If the FDA concludes that a financial relationship between us and a clinical investigator has created a conflict of interest or otherwise affected interpretation of the trial, the FDA may question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized.
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
We rely on Avantor, as the sole supplier of medical-grade silicone used in our Motiva Implants as well as other products that we manufacture under contract to other customers. To our knowledge, Avantor is the only supplier of such raw materials with the appropriate filings with the FDA and other regulatory bodies to enable the manufacturing of products with our requirements. Avantor supplies our major competitors with raw material as well, and at least two of these are larger-volume customers of Avantor than we are.
If Avantor becomes unable or unwilling to supply sufficient quantities of medical-grade silicone of the specifications required for our products, we may not be able to replace this supply source quickly, or at all. Similarly, they may become unable or unwilling to manufacture our needed raw materials in compliance with regulatory requirements, or their manufacturing facilities may not be able to maintain compliance with regulatory requirements. Any replacement supplier would have to be qualified with the relevant regulatory authorities, which is an expensive and time-consuming process during which we may experience an interruption in our manufacturing operations. We may also be unsuccessful in negotiating favorable terms with such a supplier. Any of these contingencies would likely affect the financial results of our operations and may have a negative impact on our share price. In particular, if we are not able to establish a replacement vendor for our medical-grade silicone, we would be unable to manufacture our Motiva Implants as well as other products that we manufacture under contract to other customers until such time as a replacement vendor is identified, which would likely significantly affect the financial results of our operations and have a significantly negative impact on our share price.

In addition, our relationship with Avantor involves other risks, including but not limited to the following:
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
•Avantor may wish to discontinue supply of products to us due to its existing relationships with our competitors;
•Avantor may stop supply and claim ownership of intellectual property on materials associated with future products; and
•Avantor or its parent entity may encounter financial or other hardships unrelated to our demand for products, which could negatively impact their ability to fulfill our orders and support our regulatory approvals.
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
We currently purchase components for the Qid Safety Technology microtransponders under purchase orders and do not have long-term contracts with most of the suppliers of the materials included in these products. We rely on Avantor as the sole supplier of medical-grade silicone used in our Motiva Implants as well as other products that we manufacture under contract to other customers. See the risk factor above titled “We rely on a single-source, third-party supplier for medical-grade silicone, which is the primary raw material used in these products. If this supplier were to increase prices for these raw materials over time or experience interruptions in their ability to supply us with this raw material, our business, financial condition and results of operations could be adversely affected.” In addition, the suppliers of certain packaging components and the surgical tools that we sell with Motiva Implants, including the cannulas, retractors, and insertion sleeves, are all purchased by us from single-source suppliers.
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
Even if we are successful in defending against intellectual property claims, litigation or other legal proceedings relating to such claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common shares. Such litigation or proceedings could substantially increase our operating losses and reduce our resources available for development activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of litigation or other intellectual property related proceedings could have a material adverse effect on our ability to compete in the marketplace.
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

Risks Related to Regulatory and Political Environment
The regulatory approval process is expensive, time consuming and uncertain. Our future success depends on our ability to develop, receive regulatory clearance or approval for, and introduce new products that will be accepted by the market in a timely manner. There is no guarantee that the FDA will authorize the commercialization of Motiva Implants or our planned products on a timely basis, if at all, and failure to obtain necessary clearances or approvals would adversely affect our ability to grow our business.
The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of medical devices are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, where regulations differ from country to country. Our products are registered to be sold in 85 countries, but we are not permitted to market our planned products in the United States until we receive the requisite approval or clearance from the FDA.
The two primary types of FDA marketing authorization in the United States applicable to a device are a premarket approval (by filing a PMA) or a premarket notification clearance (by filing a 510(k) notice). Breast implants are currently classified as Class III Medical Devices requiring an approved PMA for commercial distribution. Certain of our other products or modifications to those products are currently eligible for 510(k) clearance or approval of a PMA supplement. We have not received marketing approval for Motiva Implants or any planned products in the United States. We have received clearance for our Intraoperative Sizers (K183163).
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
Prior to receiving approval to commercialize any of our planned products in the United States or abroad, we may be required to demonstrate with substantial evidence from preclinical and well-controlled clinical studies, and to the satisfaction of the FDA or other regulatory authorities abroad, that such planned products are safe and effective for their intended uses. We may not successfully complete required clinical trials, or they may yield results which are different than anticipated. Results from preclinical studies and clinical studies can be interpreted in different ways. Even if we believe the preclinical or clinical data for our planned products are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. Administering any of our planned products to humans may produce undesirable side effects, which could interrupt, delay or cause suspension of clinical studies of our planned products and result in the FDA or other regulatory authorities denying approval of our planned products for any or all targeted indications.
Regulatory approval from the FDA is not guaranteed, and the approval process is expensive and may take several years, particularly where a PMA is required. The FDA also has substantial discretion in the approval process. Despite the time and expense exerted, failure can occur at any stage, and we could encounter problems that cause us to abandon or repeat clinical studies or perform additional preclinical studies and clinical studies. The number of preclinical studies and clinical studies that will be required for FDA approval varies depending on the planned product, the indication that the planned product is designed to address and the regulations applicable to any particular planned product. The FDA can delay, limit or deny approval of a planned product for many reasons, including, but not limited to, the following:
▪a planned product or one or more of its features may not be deemed safe or effective;
▪FDA officials may not find the data from preclinical studies and clinical studies sufficient;
▪the FDA might not approve our manufacturing or our third-party supplier’s processes or facilities; or
▪the FDA may change its approval policies or adopt new regulations.
In addition, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions that may prevent or delay approval or clearance of our products under development or impact our ability to modify our currently approved or cleared products on a timely basis. The FDA could also reclassify some or all of our products that are currently classified as Class II to Class III requiring additional controls, clinical studies and submission and approval of a PMA for us to market and sell those products. Any change in the FDA’s approval policies or new or amended regulations governing the clearance and approval processes could increase the costs of obtaining approval/clearance of a product or result in delays in, or failure to receive or maintain clearance or approval for our products.
If Motiva Implants or any planned products fail to demonstrate safety and effectiveness in preclinical and clinical studies, if there is a change in the FDA’s approval policies or new or amended regulations governing the clearance and approval process for our products, or if our products do not gain regulatory approval or clearance, our business and results of operations will be harmed.
Even if we receive regulatory approval for a planned product, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and subject us to penalties if we fail to comply with applicable regulatory requirements.
When a regulatory approval is obtained, the approved product and its manufacturer are subject to continual review by the FDA or non-U.S. regulatory authorities. Our regulatory approval for Motiva Implants, as well as any regulatory approval that we receive for future modifications to Motiva Implants or for any planned products may be subject to limitations on the indicated uses for which the product may be marketed. Future approvals may contain requirements for potentially costly post-marketing follow-up studies to monitor the safety and effectiveness of the approved product. In addition, we are subject to extensive and ongoing regulatory requirements by the FDA and other regulatory authorities with regard to the labeling, packaging, adverse event reporting, storage, advertising, promotion and recordkeeping for our products. We are also required to comply with regulations regarding the manufacture of Motiva Implants, which include requirements related to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Further, regulatory authorities must inspect these manufacturing facilities and determine that they are in compliance with FDA good manufacturing practice requirements as set forth in the Quality System Regulation, or QSR, before the products can be approved. These facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with the QSR and associated regulations.
Our products may cause or contribute to adverse medical events or be subject to failures or malfunctions that we are required to report to the FDA, and if we fail to do so, we would be subject to sanctions that could harm our reputation, business, financial condition and results of operations. The discovery of serious safety issues with our products, or a recall of our products either voluntarily or at the direction of the FDA or another governmental authority, could have a negative impact on us.
Our products are subject to medical device reporting regulations, which require us to report to the FDA any information that reasonably suggests one of our products may have caused or contributed to a death or serious injury, or one of our products malfunctioned and, if the malfunction were to recur, this device or a similar device that we market would be likely to cause or contribute to a death or serious injury. Our obligation to report under the medical device reporting regulations is triggered on the date on which we become aware of information that reasonably suggests a reportable adverse event occurred. We may fail to report adverse events of which we become aware within the prescribed timeframe. We may also fail to recognize that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event, it is an adverse event that is unexpected or if the product characteristic that caused the adverse event is removed in time from our products. If we fail to comply with our medical device reporting obligations, the FDA could issue warning letters or untitled letters, take administrative actions, commence criminal prosecution, impose civil monetary penalties, demand or initiate a product recall, seize our products, or delay the clearance of our future products.

Depending on the corrective action we take to redress a product’s deficiencies or defects, the FDA may require, or we may decide, that we will need to obtain new clearances or approvals for the device before we may market or distribute the corrected device. Seeking such clearances or approvals may delay our ability to replace the recalled devices in a timely manner. Moreover, if we do not adequately address problems associated with our devices, we may face additional regulatory enforcement action, including FDA warning letters, product seizure, injunctions, administrative penalties or civil or criminal fines, which may harm our reputation and have a material adverse effect on our business.
We are subject to extensive and dynamic medical device regulation, and oversight in the United States and other countries. If we fail to obtain or maintain necessary regulatory approvals for our products, or if approvals or clearances for future products are delayed or not issued, it will negatively affect our business, financial condition and results of operations.
Our products, marketing, sales and development activities and manufacturing processes are subject to extensive and rigorous regulation by various regulatory agencies and governing bodies. Under the US Food, Drug and Cosmetic Act (FDC Act), medical devices must receive FDA clearance or approval or an exemption from such clearance or approval before they can be commercially marketed in the U.S. Additionally, such devices are subject to wide-ranging regulations including, among other things: product design, development, manufacture and release; laboratory and clinical testing, labeling, packaging, storage, and distribution; product safety and effectiveness; record-keeping; product promotion and advertising; post-marketing surveillance; post-market approval studies, where applicable; and import and export rules. In the EU, we are required to comply with applicable medical device directives (including the Medical Devices Directive and the European Medical Device Regulation) and obtain CE Mark certification in order to market medical devices. In addition, exported devices are subject to the regulatory requirements of each country to which the device is exported.
The FDA or other regulators could delay, limit, or deny clearance or approval of a device for many reasons, including:
•our inability to demonstrate to the satisfaction of the FDA or the applicable regulatory entity or notified body that our devices and any accessories are substantially equivalent to a legally marketed predicate device or safe or effective for their proposed intended uses;
•disagreement of the FDA with the design or implementation of any clinical trials or the interpretation of data from preclinical studies or clinical trials;
•serious and unexpected adverse device effects experienced by participants in our clinical trials;
•insufficiency of the data from preclinical studies or clinical trials to support clearance or approval;
•our inability to demonstrate that the clinical and other benefits of the device outweigh the risks;
•failure of our manufacturing process or facilities to meet applicable requirements; and
•the potential for approval policies or regulations of the FDA or applicable foreign regulatory bodies to change significantly in a manner rendering our clinical data or regulatory filings insufficient for clearance or approval.
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
The European Union regulatory bodies finalized a new Medical Device Regulation (MDR) in 2017, which replaced the existing directives and provided three years for transition and compliance. After a one-year delay, the MDR became effective on May 26, 2021. The MDR changes several aspects of the existing regulatory framework, such as updating clinical data requirements and introducing new ones, such as Unique Device Identification, or UDI. We and the Notified Bodies who will oversee compliance to the new MDR face uncertainties as the MDR is rolled out and enforced by the Commission and EEA Competent Authorities, creating risks in several areas, including the CE Marking process and data transparency, in the upcoming years. Additionally, the U.K.’s withdrawal from the EU and the end of the mutual recognition and related trade facilitating effects for medical devices between the EU and Switzerland in May 2021 have added certain costs and complexities to the shipment and sales of our products in those countries.
Regulations regarding the development, manufacture and sale of medical devices are evolving and subject to future change. We cannot predict what impact, if any, those changes might have on our business. Failure to comply with regulatory requirements could have a material adverse effect on our business, financial condition and results of operations. Later discovery of previously unknown problems with a product or manufacturer could result in fines, delays or suspensions of regulatory clearances or approvals, seizures or recalls of products, physician advisories or other field actions, operating restrictions and/or criminal prosecution. We may also initiate field actions as a result of a failure to strictly comply with our internal quality policies. The failure to receive product approval clearance on a timely basis, suspensions of regulatory clearances or approvals, seizures or recalls of products, physician advisories or other field actions, or the withdrawal of product approval or clearance by regulatory authorities could have a material adverse effect on our business, financial condition or results of operations.
Our products, such as Motiva Implants, may in the future be subject to product recalls that could harm our reputation, business and financial results.
Medical devices can experience performance problems in the field that require review and possible corrective action. The occurrence of component failures, manufacturing errors, design defects or labeling inadequacies affecting a medical device could lead to a government-mandated or voluntary recall by the device manufacturer, in particular when such deficiencies may endanger health. The FDA requires that certain classifications of recalls be reported to the agency within 10 working days after the recall is initiated. Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA. We may initiate voluntary recalls involving Motiva Implants or other planned devices in the future that we determine do not require notification of the FDA. If the FDA disagrees with our determinations, they could require us to report those actions as recalls. Product recalls may divert management attention and financial resources, expose us to product liability or other claims, harm our reputation with customers and adversely impact our business, financial condition and results of operations.
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
If we obtain approval for our products, we may be subject to enforcement action if we engage in improper marketing or promotion of Motiva Implants or our other products.
We are not permitted to promote or market our investigational products. After approval, our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including the prohibition of the promotion of unapproved, or off-label, use. Surgeons may use our products off-label, as the FDA does not restrict or regulate a surgeon’s choice of treatment within the practice of medicine. However, if the FDA determines that our promotional materials or training constitutes promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine, or criminal penalties. It is also possible that other federal, state, or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an off-label use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, our reputation could be damaged and adoption of the products could be impaired. In addition, the off-label use of our products may increase the risk of product liability claims. Product liability claims are expensive to defend and could divert our management’s attention, result in substantial damage awards against us, and harm our reputation.
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
There likely will continue to be legislative and regulatory proposals at the federal and state levels directed at containing or lowering the cost of health care. We cannot predict the initiatives that may be adopted in the future or their full impact. The continuing efforts of the government, insurance companies, managed care organizations and other payers of health care services to contain or reduce costs of health care may adversely affect:
▪our ability to set a price that we believe is fair for our products;
▪our ability to generate revenue and achieve or maintain profitability; and
▪the availability of capital.
Exposure to United Kingdom political developments, including the outcome of its withdrawal from membership in the European Union, could be costly and difficult to comply with and could seriously harm our business.
Our United Kingdom operations service customers in the United Kingdom as well as in other countries in the European Union, and these operations continue to face risks and potential disruptions related to the withdrawal of the United Kingdom from the European Union, commonly referred to as “Brexit.”. Although the United Kingdom and the European Union have entered into a trade and cooperation agreement, the long-term nature of the United Kingdom’s relationship with the European Union remains unclear. For example, Brexit could lead to potentially divergent laws and regulations that could lead to uncertainty surrounding our efforts to commercialize our products in the United Kingdom and European Union and could also be costly and difficult to comply with. We have made efforts to minimize these risks by migrating our CE Mark certificates, originally issued by BSI UK Notified Body, to BSI Group The Netherlands B.V., which is a European Notified Body designated in The Netherlands. While we continue to monitor developments related to Brexit, the full effect on our operations is uncertain and our business could be harmed by trade disputes or political differences between the United Kingdom and the European Union in the future.
On February 11, 2021, the House of Commons passed the Medicines and Medical Devices Act 2021, which creates a structure for the UK Government to legislate for updates or amendments to the existing laws on human and veterinary medicine, clinical trials, and medical devices. We have complied and continue to comply with the Act on a going forward basis.
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
In February 2022, Russia invaded Ukraine and is still engaged in active armed conflict against the country. The conflict has resulted in worldwide geopolitical and macroeconomic uncertainty. The invasion of and ongoing conflict in Ukraine has caused, and will likely continue to cause, disruption and instability in Russia, Ukraine, and other European markets in which we operate. It is not possible at this time to predict the ultimate consequences of the conflict in Ukraine or the responses of governments or others to the conflict, which could include, among other things, additional sanctions, greater regional instability or expansion of the conflict, embargoes, geopolitical shifts, litigation, and impacts on macroeconomic conditions, commodities, currency exchange rates, supply chains, and financial markets.

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
Our determination of our tax liability is subject to review by applicable U.S. and foreign tax authorities. Any adverse outcome of such a review could harm our operating results and financial condition. The determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment and, in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is complex and uncertain. Moreover, as a multinational business, we have subsidiaries that engage in many intercompany transactions in a variety of tax jurisdictions where the ultimate tax determination is complex and uncertain. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies, which could impact our financial position and operating results. Historically, we have allocated some of our employees’ and contractors’ time across multiple business entities in the international jurisdictions in which we operate. If it were determined that we had misclassified our employees’ or contractors’ employment status or certain of our expenditures under local laws, we may be subjected to penalties or be required to pay withholding taxes, extend employee benefits, provide compensation for unpaid overtime, or otherwise incur substantially greater expenses with respect to such employees and contractors. Any of the foregoing circumstances could have a material adverse impact on our operating results and financial condition.
In addition, the European Union Economic and Financial Affairs Council has in recent years released a list of non-cooperative jurisdictions for tax purposes. The stated aim of the list is to promote good governance worldwide in order to maximize efforts to promote fair tax competition and address harmful tax practices. In February 2023, Costa Rica was added to this list, which now includes 16 jurisdictions. According to the European Union Economic and Financial Affairs Council, Costa Rica was added to the list because it has not fulfilled a commitment to abolish or amend harmful aspects of its foreign source income exemption regime. We are currently evaluating the potential effect that the inclusion of Costa Rica on this list may have on the Company and the operations of its subsidiaries in the European Union.
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
A non-U.S. corporation will be classified as a passive foreign investment company, or PFIC, for U.S. federal income tax purposes, in any taxable year in which either (1) at least 75% of its gross income is passive income; or (2) at least 50% of the average quarterly value of its total gross assets is attributable to assets that produce “passive income” or are held for the production of passive income. Based on the project composition of our income and valuation of our assets, we do not believe we were a PFIC in 2022 and 2021, and we do not expect to be a PFIC for our current taxable year or to become one in the future. However, because our PFIC status is subject to a number of uncertainties, neither we nor our tax advisors can provide any assurances regarding our PFIC status. If we are a PFIC for any taxable year during which a U.S. holder holds our common shares, the U.S. holder may be subject to adverse tax consequences. U.S. investors should consult their advisors regarding the application of these rules and the availability of any potential elections.
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
Discontinuation of preferential tax treatments we currently enjoy or other unfavorable changes in tax law could result in additional compliance obligations and costs. We are currently the beneficiary of a tax holiday in Costa Rica pursuant to which we are subject to a tax at a 0% rate. The tax holiday is effective through December 31, 2030, and it may be extended if certain additional requirements are satisfied. However, there can be no assurance that we will continue to qualify for or receive such favorable tax treatment after the expiration date. If we fail to maintain such favorable tax treatment, we may be subject to tax in Costa Rica at a significantly higher rate.
Risks Related to Ownership of Our Securities
Our share price may be volatile, and purchasers of our securities could incur substantial losses.
The price at which our common shares trade may be volatile. The securities markets in general, and the market for biotechnology and medical device companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Additionally, the lack of an active market may impair the value of our common shares, or your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. Although our common shares are listed on Nasdaq, if we fail to satisfy the continued listing standards, we could be delisted, which would negatively impact the price of our common shares. The market price for our shares may be influenced by many factors, including the following:
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
We identified a material weakness in our internal control over financial reporting as of December 31, 2022 and 2021 and may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our consolidated financial statements. If we fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.
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
It was determined that our primary user access controls (i.e. provisioning, de-provisioning, and quarterly user access review) to ensure appropriate segregation of duties that would adequately restrict user and privileged access to the financially relevant systems and data to appropriate Company personnel were not operating effectively. These user access control deficiencies resulted in a lack of segregation of duties with respect to certain user roles. Automated process-level controls and manual controls that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective as a result of such deficiency. As a result, it was determined that a material weakness in our internal control over financial reporting existed as of December 31, 2021. The material weakness persists and will not be considered remediated until the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that the control objective is achieved, and the controls are operating effectively. We have made significant progress remediating primary user access, privileged access, and segregation of duties automated controls as of December 31, 2022. Additional time is needed to prove the operational effectiveness of manual controls that are dependent upon the information derived from financially relevant systems. We expect that the remediation of this material weakness will be completed during 2023.
We also expect that we will need to continue to improve existing, and implement new operational and financial systems, procedures and controls to manage our business effectively. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, may cause our operations to suffer and we may be unable to conclude that our internal control over financial reporting is effective and to obtain an unqualified report on internal controls from our auditors as required under Section 404 of the Sarbanes-Oxley Act. If additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, it may materially adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner and impact investor confidence in our Company.
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
We are in the process of expanding our manufacturing facilities and corporate offices in the Coyol Free Zone in Costa Rica. Construction began in 2021 and we exercised the option to purchase the land and cold shell building in 2022. The project includes approximately 170,000 square feet of facility space.
We also have office or warehouse space in Wommelgem, Belgium; Sao Paulo and Rio de Janeiro, Brazil; Stockholm, Sweden; Barcelona, Spain; Rome, Italy; Addison, Texas; London, England; Haar, Germany, Cavaillon, France and Buenos Aires, Argentina pursuant to a variety of leases that expire in 2023 through 2029.
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
Holders
There were 22 shareholders of record of our common shares as of February 28, 2023. Certain shares are held in “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
Sales of Unregistered Securities
None.
Dividends
We have not paid any cash dividends on our common shares since inception and do not anticipate paying cash dividends in the foreseeable future.
Purchases of Equity Securities by the Issuer or Affiliated Purchasers
There were no repurchases of shares of common shares made during the three months ended December 31, 2022.
Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on our common stock between July 18, 2018 (the date of our initial public offering) and December 31, 2022, with the cumulative total return of (a) the NASDAQ Health Care Index and (b) the NASDAQ Composite Index, over the same period. This graph assumes an investment of $100 on July 19, 2018 in each of our common stock, the NASDAQ Health Care Index and the NASDAQ Composite Index and assumes the reinvestment of dividends, if any. The graph assumes our closing sales price on July 19, 2018 of $24.75 per share as the initial value of our common stock and not the initial offering price to the public of $18.00 per share.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock. Information used in the graph was obtained from the Nasdaq Stock Market LLC, a financial data provider and a source believed to be reliable. The Nasdaq Stock Market LLC is not responsible for any errors or omissions in such information.

CUMULATIVE TOTAL RETURN SUMMARY
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
07/19/18
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Establishment Labs Holdings Inc.
NASDAQ Composite Index
NASDAQ Health Services Index

This performance graph shall not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to liabilities under that section and shall not be deemed to be incorporated by reference into any filing of the registrant. under the Securities Act, except as shall be expressly set forth by specific reference in such filing.
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
Overview
Our line of silicone gel-filled breast implants, branded as Motiva Implants, is the centerpiece of our medical technology platform. Our post-market surveillance data (which was not generated in connection with a United States Food and Drug Administration, or FDA, pre-market approval, or PMA, study collected at defined follow-ups, but was patient or practitioner reported) and published third-party data indicate that Motiva Implants show low rates of adverse events (including rupture, capsular contracture, and safety related reoperations) that we believe compare favorably with those of our competitors. We believe the proprietary technologies that differentiate our

Motiva Implants enable improved safety and aesthetic outcomes and drive our revenue growth. We have developed other complementary products and services, which are aimed at further enhancing patient outcomes.
We have devoted a majority of our resources since inception to developing our Motiva Implants, which we began selling in October 2010. We have incurred net losses in each year since inception, and we have financed our operations primarily through equity financings and debt financings.
Financial Highlights
Our revenue for the years ended December 31, 2022 and 2021 was $161.7 million and $126.7 million, respectively, an increase of $35.0 million, or 27.6%. Net losses were $75.2 million for the year ended December 31, 2022 as compared to $41.1 million for the year ended December 31, 2021. As of December 31, 2022, we had an accumulated deficit of $281.6 million.
Our cash balance as of December 31, 2022 was $66.4 million.
Recent Developments
In November 2022, Motiva Implants and the Motiva Flora tissue expander received regulatory approval for use in Japan by the Pharmaceuticals and Medical Devices Agency (PMDA). These products have also received reimbursement for post-mastectomy reconstruction under the Japanese National Health System.
By June 30, 2022, all surgeries in the investigational device exemption, or IDE, U.S. clinical trial were complete. We also completed the study subject follow-up for the aesthetic cohort through three years. The Motiva IDE clinical trial enrolled 827 patients at 32 centers in the US, Germany, and Sweden. The study was designed to assess the safety and effectiveness of Motiva breast implants in primary breast augmentation, primary breast reconstruction, and revision breast procedures. The study included 562 patients in the augmentation cohorts and 265 in the reconstructive cohorts.
In April 2022, we entered into a Credit Agreement and Guaranty, or the Credit Agreement, together with certain of our subsidiaries as guarantors, the lenders from time to time party thereto, or the Lenders, and Oaktree Fund Administration, LLC, as administrative agent for the Lenders, pursuant to which the Lenders agreed to make term loans to the Company in an aggregate principal amount of up to $225 million. The first and second tranche were advanced in the amount of $150 million and $25 million on April 26, 2022 and December 23, 2022, respectively. A portion of the proceeds from the first tranche was used to repay in full the $65 million in aggregate principal amount outstanding under the Madryn Credit Agreement (as defined below), including the $6.5 million early repayment penalty, and the Madryn Credit Agreement was terminated. See Note 6 “Debt” for additional information.
We are in the process of expanding our manufacturing facilities and corporate offices in the Coyol Free Zone in Costa Rica, or CFZ. The current $45.6 million estimate for the first phase of the project includes approximately 100,000 square feet of facility space and would initially increase our manufacturing capacity by approximately 730,000 units per year. Additional phases of the project may be executed, at our option, to further expand manufacturing capacity at the facility. We held the groundbreaking ceremony for our new Sulàyöm Innovation Campus in Costa Rica in the second quarter of 2021. Construction on the new building began following finalization and execution of certain contractual arrangements in the third quarter of 2021. The initial phase of construction of the cold-shell structure was funded by the Coyol Free Zone, and Establishment Labs had the option to purchase the land and cold shell building. See Note 3, “Balance Sheet Accounts” for additional information regarding this construction project and our right to purchase the title to the land and cold shell building currently under construction. On May 26, 2022, we exercised our option to purchase the title of the land and cold shell building and made our first payment of approximately $9.5 million in connection with the exercise of this option. The remaining payment of approximately $3.1 million was made in October 2022.
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
We commenced sales of our Motiva Implants in October 2010 and these products have historically accounted for the majority of our revenues. Sales of our Motiva breast implants accounted for over 98% of our revenues for the year ended December 31, 2022, and we expect our revenues to continue to be driven primarily by sales of these products. We primarily derive revenue from sales of our Motiva Implants to two types of customers: (1) medical distributors and (2) direct sales to physicians, hospitals, and clinics.
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
Operating Expenses
Sales, General and Administrative
Sales, general and administrative, or SG&A, expenses primarily consist of compensation, including salary, share-based compensation and employee benefits for our sales and marketing personnel, and for administrative personnel that support our general operations such as information technology, executive management, financial accounting, customer service, and human resources personnel. SG&A expenses also includes costs attributable to freight, marketing, sales support, travel, legal services, financial audit fees, insurance costs, and consulting services. We have incurred, and expect to incur, additional SG&A expenses in connection with being a public company as we are no longer able to rely on the “emerging growth company” exemption we were previously afforded under the Jumpstart Our Business Startups Act of 2012, or JOBS Act.
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
We expect our R&D expenses to remain elevated for the foreseeable future as we continue to advance our products under development, as well as initiate and prepare for additional clinical studies. We received an approval of an IDE from the FDA in March 2018 to initiate a clinical trial and enrolled the first patient in April 2018. In August 2019, we completed all patient surgeries for the IDE aesthetic cohorts, which include primary augmentation and revision augmentation, and have now completed the three-year study subject follow-up for the aesthetic cohort. In June 2022, full enrollment of the IDE clinical trial was complete, and all surgeries in the primary reconstruction cohort were performed. As of September 30, 2022, we also completed the three-year study subject follow-up for the aesthetic cohort. The results of the study are expected to support a PMA submission to the FDA. We estimate that total costs for this IDE clinical trial will be between $30.0 million and $40.0 million over ten years since the inception of the study. We also have other products under development for which we may be required to conduct clinical trials in future periods in order to receive regulatory approval to market these products.
Interest Expense
Interest expense consists primarily of cash and non-cash interest related to outstanding debt and amortization of debt discounts. As of December 31, 2022, we had $181.3 million in outstanding principal under our term loans. See Note 6 “Debt” for additional information.
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
Business Update Regarding COVID-19 and Macroeconomic Conditions
The COVID-19 pandemic has presented a substantial public health and economic challenge around the world, resulting in a disruption in our operations in fiscal 2020, and to a lesser degree in fiscal 2021. Some business uncertainties created by the COVID-19 pandemic have continued in fiscal 2022. We continue to closely monitor developments related to the pandemic and our decisions will continue to be driven by the health and well-being of our employees, our distributor and plastic surgeon customers, and their patients while maintaining operations to support our customers and their patients in the near-term.
•2022 Results: The first half of 2022 resulted in record quarterly revenue, which pointed to the recovered global business environment and normalizing medical protocols, especially in Brazil, which continued being impacted by the ongoing pandemic in fiscal 2021 after our other markets, such as Europe, showed normalized business activity. The third quarter of 2022 showed a decline in European revenue driven by weakening of the euro, seasonality and uncertainty in the European macroeconomic environment such as increases in energy prices. The fourth quarter of 2022 again resulted in record quarterly revenue as European sales recovered which were also bolstered by the recovery of the Euro. The increase in revenue year-to-date as compared to 2021 was driven by an increase in demand, especially in our Latin American and Asian Pacific markets, and our efforts to expand direct sales in multiple geographies.

•Outlook: At this time, the full extent of the impact of the COVID-19 pandemic and uncertain macroeconomic conditions, particularly in Europe, on our business, financial condition and results of operations is uncertain and cannot be predicted with reasonable accuracy and will depend on future developments that are also uncertain and cannot be predicted with reasonable accuracy. However, management does not expect future results of operations to be materially impacted by the COVID-19 pandemic, although we expect that our business and results of operations will continue to be impacted by macroeconomic conditions, particularly in Europe, in 2023.
For additional information on the various risks posed by the COVID-19 pandemic, or other potential global health emergencies, and other uncertain macroeconomic conditions on our business, financial condition and results of operations, please see Part I, Item 1A. “Risk Factors” of this report.
Business Update Regarding Ukraine
In February 2022, Russia invaded Ukraine and is still engaged in active armed conflict against the country. Our revenue from this region has been negatively impacted, and we anticipate it to continue to be negatively impacted, while the conflict continues.
Consolidated Results of Operations
The following table sets forth our results of operations for the years presented, in dollars:

	2022	2021

	(in thousands)
Revenue	$161,700	$126,682
Cost of revenue	55,105	41,278
Gross profit	106,595	85,404
Operating expenses:
Sales, general and administrative	125,984	92,229
Research and development	20,269	18,315
Total operating expenses	146,253	110,544
Loss from operations	(39,658)	(25,140)
Interest expense	(11,760)	(9,062)
Change in fair value of derivative instruments	703	737
Loss on extinguishment of debt	(19,019)	—
Other income (expense), net	(3,090)	(6,247)
Loss before income taxes	(72,824)	(39,712)
Provision for income taxes	(2,385)	(1,427)
Net loss	$(75,209)	$(41,139)

Comparison of the Year Ended December 31, 2022 and 2021

	2022	2021

	(in thousands)
Revenue	$161,700	$126,682
Cost of revenue	55,105	41,278
Gross profit	$106,595	$85,404
Gross margin	65.9%	67.4%

Revenue
Revenue increased $35.0 million, or 27.6%, to $161.7 million for the year ended December 31, 2022, as compared to $126.7 million for the year ended December 31, 2021. The increase was primarily due to share gains in global markets, particularly in our Latin American and Asian Pacific markets, and the global economies recovering from the COVID-19 pandemic. Our share gains in global markets were driven, in part, by our efforts to expand direct sales in multiple geographies.
Cost of Revenue and Gross Margin
Cost of revenue increased $13.8 million, or 33.5%, to $55.1 million for the year ended December 31, 2022, compared to $41.3 million for the year ended December 31, 2021. The increase in cost of revenue is in line with the increase in revenue.
Gross margin decreased to 65.9% for the year ended December 31, 2022, compared to 67.4% for the year ended December 31, 2021, primarily due to geographic mix shifting from European to Latin American and Asian markets, foreign currency fluctuation, and incremental inventory obsolescence for Puregraft inventory, which had a negative impact on our gross profit of 0.7%.
Operating Expenses

	2022	2021

	(in thousands)
Operating expenses:
Sales, general and administrative	$125,984	$92,229
Research and development	20,269	18,315
Total operating expenses	$146,253	$110,544

Sales, General and Administrative Expense
SG&A expense increased $33.8 million, or 36.6%, to $126.0 million for the year ended December 31, 2022, compared to $92.2 million for the year ended December 31, 2021. The increase was primarily due to a $18.6 million increase in personnel and related costs due to increased headcount, a $4.5 million increase in sales and marketing expenses, a $3.3 million increase in consulting fees in part due to added costs for compliance with Section 404(b) of the Sarbanes-Oxley Act, a $2.2 million increase in freight and $1.5 million increase in commissions due to increase in sales.
Research and Development Expense
R&D expense increased $2.0 million, or 10.7%, to $20.3 million for the year ended December 31, 2022, compared to $18.3 million for the year ended December 31, 2021. The increase in R&D expense was primarily due to a $1.3 million increase in personnel and $0.5 million increase in compliance costs associated with the requirements of the Medical Device Regulation, or the MDR, in European Union.

Interest Expense
Interest expense increased $2.7 million, or 29.8%, to $11.8 million for the year ended December 31, 2022, as compared to $9.1 million for the year ended December 31, 2021. The increase was due to the termination of the Madryn Credit Agreement debt and the entering into the new Credit Agreement on April 26, 2022.
Change in Fair Value of Derivative Instruments
Change in fair value of derivative instruments for the years ended December 31, 2022 and 2021 both resulted in a gain of $0.7 million. The debt outstanding under the Madryn Credit Agreement was paid in full on April 26, 2022, and the associated derivatives were extinguished.
Provision for Income Taxes
Provision for income taxes increased $1.0 million to $2.4 million for the year ended December 31, 2022, compared to $1.4 million for the year ended December 31, 2021. The change in the provision for income taxes is primarily due to increased pre-tax income in certain foreign jurisdictions.
Other Expense, Net
Other expense, net decreased $3.1 million to $3.2 million for the year ended December 31, 2022, compared to $6.3 million for the year ended December 31, 2021. The decrease was primarily due to the foreign currency fluctuations of the Brazilian real and the euro as compared to the U.S. dollar in fiscal 2022 and 2021, resulting in a foreign currency transaction loss of $3.0 million, for the year ended December 31, 2022, compared to $5.6 million for the year ended December 31, 2021.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $19.0 million for the year ended December 31, 2022 due to the extinguishment of the Madryn Credit Agreement. The $19.0 million loss on the extinguishment of debt represents the difference between the carrying value of the debt under the Madryn Credit Agreement and the cash outflows to extinguish the debt, including $6.5 million of the early repayment penalty.
Comparison of the Year Ended December 31, 2021 and 2020
The discussion related to our results of operations and changes in financial condition for 2021 compared to 2020 is incorporated by reference to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 1, 2022.
Liquidity and Capital Resources
As of December 31, 2022, we had an accumulated deficit of $281.6 million. Since our inception, we have generated losses and expect to continue to generate losses in the near term. We have financed our operations through a combination of equity financings and debt financings, and from cash generated from operations, primarily from the collection of accounts receivable resulting from sales. Our historical cash outflows have primarily been associated with cash used for operating activities such as expansion of our sales and marketing and distributor infrastructure, investing in inventory, R&D activities, asset acquisitions, capital improvements, including our new manufacturing facility and other working capital needs. As of December 31, 2022 and 2021, we had cash of $66.4 million and $53.4 million, respectively.
Our short-term liquidity requirements consist primarily of operating expenses and interest payments on the Credit Agreement. We believe that our available cash and cash from operations will be sufficient to satisfy our liquidity requirements for at least the next 12 months, including our contractual and other obligations summarized below under “Material Cash Requirements” section. Our long-term liquidity needs consist primarily of operating expenses, including expected increases in SG&A and R&D expenses related to our IDE clinical trial, regulatory compliance and product development and funds necessary to pay for the interest and principal payment on our Term Loans (as defined below). Our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect.
Our future capital requirements will depend on many factors, including:
▪the degree and rate of market adoption of our products;

▪the cost and timing of our regulatory activities, especially the IDE clinical trial, and the timing of regulatory approval for our Motiva Implants in the United States;
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
Cash Flows
The discussion related to our cash flows for 2021 is incorporated by reference to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 1, 2022.
The following table sets forth the primary sources and uses of cash for each of the years presented below:

	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$(52,166)	$(27,532)
Investing activities	(34,791)	(7,163)
Financing activities	100,255	4,052
Effect of exchange rate changes on cash	(358)	(465)
Net (decrease) increase in cash	$12,940	$(31,108)

Net Cash Used in Operating Activities
Net cash used in operating activities of $52.2 million for the year ended December 31, 2022 was primarily comprised of a net loss of $75.2 million, a $19.0 million loss on extinguishment of debt, $13.4 million of share-based compensation expense, $8.1 million of non-cash interest expense due to accretion of debt discounts and interest subsumed into the principal of the new Credit Agreement, $3.9 million of non-cash depreciation expense, $1.7 million of unrealized foreign currency loss, and a $1.6 million change in provision for inventory obsolescence, partially offset by a $1.9 million gain from write-off of liability and a $0.7 million change in fair value of derivatives, as well as changes in operating assets and liabilities of $21.5 million.
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
Net Cash Used in Investing Activities
Net cash used in investing activities of $34.8 million for the year ended December 31, 2022 primarily consisted of $29.9 million of cash paid for capital expenditures on construction in progress related to our new manufacturing facility in the Coyol Free Zone in Costa Rica, $2.9 million in purchases of property and equipment, $1.5 million of purchases of intangibles and $0.5 million of cash paid for past asset acquisition.
Net cash used in investing activities of $7.2 million for the year ended December 31, 2021 primarily consisted of $2.4 million in purchases of property and equipment, $0.4 million of cash paid for past asset acquisitions, $1.4 million of purchases of intangibles and $2.9 million of cash paid for capital expenditures on construction in progress.
Net Cash Provided by Financing Activities
Net cash provided by financing activities of $100.3 million for the year ended December 31, 2022 primarily consisted of $168.1 million of borrowings under the new Credit Agreement, net of discount and issuance costs, and $3.9 million in proceeds received for stock option exercises, partially offset by $71.7 million used to repay borrowings under the Madryn Credit Agreement.
Net cash provided by financing activities of $4.1 million for the year ended December 31, 2021 primarily consisted of $4.6 million in proceeds received for stock option exercises, which were partially offset by $0.2 million in repayment on finance leases and a $0.4 million tax payment related to shares withheld upon vesting of restricted stock.
Material Cash Requirements
The following table provides a summary of our material cash requirements from known contractual and other obligations, including commitments for capital expenditures, as of December 31, 2022:

(in thousands)	2023	2024	2025	2026	2027	Thereafter	Total
Debt obligations - principal (1)	$—	$—	$—	$—	$196,399	$—	$196,399
Debt obligations - Interest payments (1)	5,658	14,110	17,921	17,921	5,696	—	61,306
Future minimum lease payments (2)	970	931	792	710	600	801	4,804
License and software commitments (3)	1,407	806	717	418	—	—	3,348
	$8,035	$15,847	$19,430	$19,049	$202,695	$801	$265,857

(1) Contractual obligations related to the Credit Agreement. The interest payments were projected as of December 31, 2022 assuming we will choose to PIK interest into principal though April 2024. See below under “Indebtedness” and Note 6 “Debt” for additional details.

(2) Contractual obligations related to the minimum lease payments and interest on our operating leases. See Note 7 “Leases” for additional details.
(3) Contractual obligations related to our current contracts for software solutions and support.
In August 2021, we entered into a contract with the Zona Franca Coyol, S.A., or CFZ, to begin construction of a new manufacturing facility in Costa Rica. The costs for improvement of the land and construction of a cold shell building were being paid for by CFZ while the Company was paying for internal improvements and customization. Upon completion, we had the option to purchase the title to the land and cold shell building for approximately $12.6 million or to lease the facility at a to be determined price. Subject to purchase of the land and cold shell building, we have the option to buy an adjacent lot of land for approximately $2.8 million and engage CFZ to construct an additional manufacturing facility. In 2022, we exercised the option to purchase the title of the land and cold shell building.

Indebtedness
On August 24, 2017, we entered into a credit agreement, or the Madryn Credit Agreement, with Madryn Health Partners, LP, or Madryn, as administrative agent, and a syndicate of lenders that was scheduled to mature on September 30, 2025.
The Madryn Credit Agreement, as amended in August 2020, provided for term loans in a maximum aggregate principal amount of $65.0 million.
Borrowings under the Madryn Credit Agreement bore interest at a rate equal to 3-month LIBOR plus 8.0% per annum. The effective interest rate under the amended Madryn Credit Agreement was 18.4%, and the weighted average interest rate was approximately 10.6% until extinguishment.
On April 26, 2022, or the Closing Date, we entered into the new Credit Agreement, pursuant to which the Lenders agreed to make term loans to the Company in an aggregate principal amount of up to $225 million, which we collectively refer to as the Term Loans, with the first tranche of $150 million advanced on the Closing Date. Part of the first tranche was used to repay the outstanding principal and interest under the Madryn Credit Agreement in full, including the early repayment penalty of $6.5 million. In December 2022, we qualified to borrow $25 million under the second tranche. The Term Loans will mature on the 5-year anniversary of the Closing Date and accrue interest at a rate equal to 9% per annum. As of December 31, 2022, $175.5 million was outstanding under the Credit Agreement.
See Note 6 “Debt” for additional information.
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
The Company recognizes revenue when title to the product and risk of loss transfer to customers, provided there are no remaining performance obligations required of the Company or any written matters requiring customer acceptance. The Company allows for the return of product from direct customers in certain regions in limited instances within fifteen days after the original sale and records estimated sales returns as a reduction of sales in the same period revenue is recognized. Appropriate reserves are established for anticipated sales returns based on historical experience, recent gross sales and any notification of pending returns. Actual sales returns in any future period are inherently uncertain and thus may differ from the estimates. If actual sales returns differ significantly from the estimates, an adjustment to revenue in the current or subsequent period is recorded. As of December 31, 2022 and 2021, the allowance for product returns was de minimis.
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
Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. There were no impairment charges, or changes in estimated useful lives recorded during the years ended December 31, 2022 and 2021.
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
There were no material uncertain tax positions as of December 31, 2022 and 2021.
Foreign Currency
The financial statements of the Company’s foreign subsidiaries whose functional currencies are the local currencies are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, stockholders’ equity at the historical rates of exchange, and income and expense amounts at the average exchange rate for the period. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in “Accumulated other comprehensive income” as equity in the consolidated balance sheet. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses resulting from foreign currency transactions are included within “Other income (expense), net” in the consolidated statement of operations. For the year ended December 31, 2022, foreign currency transaction loss amounted to $3.0 million as compared to a foreign currency transaction loss of $5.6 million for the year ended December 31, 2021.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We had cash of $66.4 million and $53.4 million as of December 31, 2022 and 2021, respectively. We manage our cash portfolio for operating and working capital purposes. Our cash balances are held in bank checking accounts, and we believe that we do not have any material exposure to changes in the fair value of our cash portfolio as a result of changes in interest rates.
Foreign Currency Exchange Risk
To date, the majority of our revenue has been denominated in U.S. dollars, Brazilian reals and euros. Some of our operating expenses are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro and Brazilian real. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations. For the year ended December 31, 2022, foreign currency transaction loss amounted to $3.0 million primarily related to the remeasurement of transactions denominated in the U.S. dollar into the Brazilian real and the euro as part of the financial reporting consolidation process under GAAP. We have not engaged in any foreign currency hedging activities. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in foreign currency exchange rates. During the year ended December 31, 2022, the effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts as of December 31, 2022 would have had an impact of approximately 2.2% on revenues and would have impacted our net loss by a commensurate amount.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report at the reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 using the criteria established in “Internal Control—Integrated Framework” (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on that assessment and due to the material weakness described below, our management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2022.
Material Weaknesses in Internal Control and Plan for Remediation
We disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, that the following material weakness in our internal control over financial reporting existed as of December 31, 2021: primary user access controls (i.e. provisioning, de-provisioning, and quarterly user access review) to ensure appropriate segregation of duties that would adequately restrict user and privileged access to the financially relevant systems and data to appropriate Company personnel were not operating effectively. Automated process-level controls and manual controls that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective as a result of such deficiency. The material weakness persists and will not be considered remediated until the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that the control objective is achieved, and the controls are operating effectively. We expect that the remediation of this material weakness will be completed during 2023.
Remediation of Previously Reported Material Weakness in Internal Control over Financial Reporting
We implemented a number of measures to address the material weakness identified as of December 31, 2021. We improved policies and procedures and designed and documented more effective controls that addressed the relevant risks in order to remediate the previously identified material weakness in addition to engaging both internal and external resources to review and remediate the deficient controls around sensitive access and segregation of duties, including identifying any specific areas within our information technology systems that require additional resources. We have made significant progress remediating primary user access, privileged access, and segregation of duties automated controls as of December 31, 2022. Additional time is needed to prove the operational effectiveness of manual controls that are dependent upon the information derived from financially relevant systems. We expect that the remediation of this material weakness will be completed during 2023.
Changes in Internal Control over Financial Reporting
Other than with respect to the remediation effort discussed above, there was no change in our internal control over financial reporting that occurred during the three months ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Attestation Report of the Independent Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Marcum LLP, an independent registered public accounting firm, as stated in their report which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders and Board of Directors of
Establishment Labs Holdings Inc.

Adverse Opinion on Internal Control over Financial Reporting
We have audited Establishment Labs Holdings Inc.’s (the "Company") internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the fiscal 2022 consolidated financial statements, and this report does not affect our report dated March 1, 2023 on those financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2022 and the related consolidated statements of operations, comprehensive loss, shareholders’ (deficit) equity, and cash flows for the year ended December 31, 2022 of the Company and our report dated March 1, 2023 expressed an unqualified opinion on those financial statements.

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
/s/ Marcum LLP

Marcum LLP
Los Angeles, California
March 1, 2023

ITEM 9B. OTHER INFORMATION
On December 1, 2022, Juan José Chacón Quirós (the “Executive”) adopted a Rule 10b5-1 trading plan to, over time, automatically sell common shares in accordance with the trading plan’s specifications. 40,000 common shares are subject to the trading plan. The trading plan was established as part of the Executive’s investment strategies for asset diversification and liquidity over time. The trading plan was adopted during an “open window” and in accordance with requirements specified by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and as permitted by the Company’s insider trading policy. Sales under the trading plan may commence on January 2, 2023, are based upon pre-established stock price thresholds and will expire once all of the shares have been sold or on January 2, 2024, whichever is earlier. Actual sale transactions will be disclosed publicly through Form 144 and Form 4 filings with the Securities and Exchange Commission, as required.
Rule 10b5-1 allows persons who may be considered insiders to adopt prearranged written plans for trading specified amounts of stock. A plan establishes predetermined trading parameters that, among other things, do not permit the person adopting the plan to exercise subsequent influence over how, when or whether to effect trades. Once a plan has been properly adopted, trades may be executed pursuant to the terms of the plan at times when the person would otherwise be restricted from trading. Trading plans are designed to allow persons to sell shares in an orderly fashion for asset diversification, liquidity, tax planning and other purposes when they might otherwise be restricted from doing so due to material, non-public information that they might possess at the time of the sale.
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
The remaining information required by this Item is incorporated by reference from the information in our Proxy Statement for our 2023 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference from the information in our Proxy Statement for our 2023 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference from the information in our Proxy Statement for our 2023 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference from the information in our Proxy Statement for our 2023 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated by reference from the information in our Proxy Statement for our 2023 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
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
3. Index to Exhibits.

Exhibit Number	Description of Exhibit	Incorporation by Reference
3.1	Memorandum and Articles of Association of the Registrant	Incorporated by reference from Registrant’s Form S-1/A filed July 9, 2018.
4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Incorporated by reference from Registrant’s Annual Report on Form 10-K filed March 16, 2019.
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	Incorporated by reference from Registrant’s Current Report on Form 8-K filed December 10, 2021.
10.2+	2015 Equity Incentive Plan, as adopted December 10, 2015, and the forms of equity agreements thereunder.	Incorporated by reference from Registrant’s Form S-1 filed June 21, 2018.
10.3+	2018 Equity Incentive Plan and the forms of equity agreements thereunder.	Incorporated by reference from Registrant’s Form S-1/A filed July 9, 2018.
10.4+	2018 Employee Share Purchase Plan.	Incorporated by reference from Registrant’s Form S-1/A filed July 9, 2018.
10.5‡	Master Supply Agreement, effective as of May 13, 2022, by and between Establishment Labs S. A. and NuSil Technology LLC	Incorporated by reference from Registrant’s Current Report on Form 8-K filed June 6, 2022.
10.6	Design, Architecture & Engineering, and Build-Out Construction Management Agreement by and between ELSA and Zona Franca Coyol, S.A., dated February 11, 2016.	Incorporated by reference from Registrant’s Form S-1/A filed July 13, 2018.
10.7	Lease Agreement by and between Establishment Labs, S.A. and Zona Franca Coyol, S.A., dated November 1, 2009, as amended on October 22, 2010, September 24, 2012 and August 7, 2015.	Incorporated by reference from Registrant’s Form S-1/A filed July 13, 2018.
10.8+	Employment Agreement between the Registrant and Juan José Chacón-Quirós dated effective as of December 26, 2018.	Incorporated by reference from Registrant’s Current Report on Form 8-K filed December 28, 2018.
10.9	Deed by and between Establishment Labs, S.A. and Zona Franca El Coyol, S.A., dated as of June 25, 2019.	Incorporated by reference from Registrant’s Current Report on Form 8-K filed June 26, 2019.
10.10
Credit Agreement and Guaranty, dated as of April 26, 2022, by and among Establishment Labs Holdings Inc., its subsidiaries party thereto as guarantors, the lenders from time to time party thereto, and Oaktree Fund Administration, LLC, as administrative agent for the lenders.
Incorporated by reference from Registrant’s Current Report on Form 8-K filed April 28, 2022

Exhibit Number	Description of Exhibit	Incorporation by Reference
10.11
U.S. Security Agreement, dated as of April 26, 2022, by Establishment Labs Holdings Inc, each other grantor from time to time party thereto, and Oaktree Fund Administration, LLC, as administrative agent for the lenders.
Incorporated by reference from Registrant’s Current Report on Form 8-K filed April 28, 2022
10.12+	Form of Share Option Agreement (US) under the 2018 Equity Incentive Plan	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022.
10.13+	Form of Share Option Agreement (International) under the 2018 Equity Incentive Plan	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022.
10.14+	Form of Restricted Share Unit Award Agreement (US) under the 2018 Equity Incentive Plan	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022.
10.15+	Form of Restricted Share Unit Award Agreement (International) under the 2018 Equity Incentive Plan	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022.
10.16+	Separation and General Release Agreement by and between Registrant and Pratip Dastidar, dated September 2, 2022	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022.
10.17+	Employment Agreement by and between Registrant and Samuel Ross Mansbach, dated August 22, 2022	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022.
10.18+	Employment Agreement by and between Registrant and Paul D. Rodio, dated December 1, 2022	Incorporated by reference from Registrant’s Current Report on Form 8-K filed December 2, 2022.
21.1	List of Subsidiaries of the Registrant.	Filed herewith.
23.1	Consent of Marcum LLP, Independent Registered Public Accounting Firm.	Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit Number	Description of Exhibit	Incorporation by Reference
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+    Indicates management contract or compensatory plan or arrangement.
‡    Certain portions that constitute confidential information have been omitted in compliance with Item 601(b)(10) of Regulation S-K.
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
ITEM 16. FORM 10-K SUMMARY
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Establishment Labs Holdings Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Establishment Labs Holdings Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, shareholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2022, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated March 1, 2023, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence of material weaknesses.

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

Los Angeles, CA
March 1, 2023

ESTABLISHMENT LABS HOLDINGS INC.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash	$66,355	$53,415
Accounts receivable, net of allowance for doubtful accounts of $741 and $1,221	35,423	24,437
Inventory, net	36,583	28,407
Prepaid expenses and other current assets	11,543	7,012
Total current assets	149,904	113,271
Long-term assets:
Property and equipment, net of accumulated depreciation	51,092	18,658
Goodwill	465	465
Intangible assets, net of accumulated amortization	4,608	4,371
Right-of-use operating lease assets, net	3,702	2,206
Other non-current assets	1,290	558
Total assets	$211,061	$139,529
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$20,034	$14,475
Accrued liabilities	17,237	16,236
Other liabilities, short-term	1,688	1,178
Total current liabilities	38,959	31,889
Long-term liabilities:
Note payable, Oaktree, net of debt discount and issuance costs	175,461	—
Note payable, Madryn, net of debt discount and issuance costs	—	51,906
Madryn put option	—	703
Operating lease liabilities, non-current	3,200	1,900
Other liabilities, long-term	1,626	2,392
Total liabilities	219,246	88,790
Commitments and contingencies (Note 15)
Shareholders’ (deficit) equity:
Common shares - zero par value, unlimited amount of shares authorized at December 31, 2022 and 2021; 24,815,908 and 24,488,335 shares issued at December 31, 2022 and 2021, respectively; 24,407,838 and 24,080,265 shares outstanding at December 31, 2022 and 2021, respectively	223,637	219,737
Additional paid-in-capital	49,911	36,584
Treasury shares, at cost, 408,070 shares held at December 31, 2022 and 2021	(2,854)	(2,854)
Accumulated deficit	(281,594)	(206,385)
Accumulated other comprehensive income	2,715	3,657
Total shareholders’ (deficit) equity	(8,185)	50,739
Total liabilities and shareholders’ equity	$211,061	$139,529

The accompanying notes are an integral part of these consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Revenue	$161,700	$126,682	$84,676
Cost of revenue	55,105	41,278	32,174
Gross profit	106,595	85,404	52,502
Operating expenses:
Sales, general and administrative	125,984	92,229	66,625
Research and development	20,269	18,315	13,793
Total operating expenses	146,253	110,544	80,418
Loss from operations	(39,658)	(25,140)	(27,916)
Interest income	87	23	15
Interest expense	(11,760)	(9,062)	(9,373)
Change in fair value of derivative instruments	703	737	1,632
Change in fair value of contingent consideration	—	—	304
Loss on extinguishment of debt	(19,019)	—	—
Other expense, net	(3,177)	(6,270)	(2,679)
Loss before income taxes	(72,824)	(39,712)	(38,017)
Provision for income taxes	(2,385)	(1,427)	(104)
Net loss	$(75,209)	$(41,139)	$(38,121)

Basic and diluted net loss per share	$(3.08)	$(1.72)	$(1.63)
Weighted average outstanding shares used for basic and diluted net loss per share	24,457,793	23,972,722	23,316,102

The accompanying notes are an integral part of these consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Net loss	$(75,209)	$(41,139)	$(38,121)
Other comprehensive income:
Foreign currency translation gain (loss)	(942)	784	2,182
Other comprehensive gain (loss)	(942)	784	2,182
Comprehensive loss	$(76,151)	$(40,355)	$(35,939)

The accompanying notes are an integral part of these consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Consolidated Statements of Shareholders’ (Deficit) Equity
(In thousands, except share data)

	Common Shares		Treasury Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2020	21,057,040	$147,688	(408,070)	$(2,854)	$21,214	$(127,125)	$691	$39,614
Issuance of common stock, net of underwriters’ discount and issuance costs	2,628,571	63,855	—	—	—	—	—	63,855
Issuance of common shares in settlement of contingent consideration	33,334	618	—	—	—	—	—	618
Stock option exercises	143,402	1,246	—	—	—	—	—	1,246
Share-based compensation	70,910	71	—	—	5,650	—	—	5,721
Shares withheld to cover income tax obligation upon vesting of restricted stock	(7,468)	(7)	—	—	(147)	—	—	(154)
Foreign currency translation gain	—	—	—	—	—	—	2,182	2,182
Net loss	—	—	—	—	—	(38,121)	—	(38,121)
Balance at December 31, 2020	23,925,789	213,471	(408,070)	(2,854)	26,717	(165,246)	2,873	74,961
Stock option exercises	521,316	6,226	—	—	(141)	—	—	6,085
Shares withheld to cover strike price upon cashless option exercise	(1,879)	(3)	—	—	—	—	—	(3)
Share-based compensation	48,124	48	—	—	10,359	—	—	10,407
Shares withheld to cover income tax obligation upon vesting of restricted stock	(5,015)	(5)	—	—	(351)	—	—	(356)
Foreign currency translation gain	—	—	—	—	—	—	784	784
Net loss	—	—	—	—	—	(41,139)	—	(41,139)
Balance at December 31, 2021	24,488,335	219,737	(408,070)	(2,854)	36,584	(206,385)	3,657	50,739
Warrant exercises	4,703	5	—	—	(5)	—	—	—
Stock option exercises	301,412	3,873	—	—	—	—	—	3,873
Share-based compensation	21,537	22	—	—	13,336	—	—	13,358
Shares withheld to cover income tax obligation upon vesting of restricted stock	(79)	—	—	—	(4)	—	—	(4)
Foreign currency translation loss	—	—	—	—	—	—	(942)	(942)
Net loss	—	—	—	—	—	(75,209)	—	(75,209)
Balance at December 31, 2022	24,815,908	$223,637	(408,070)	$(2,854)	$49,911	$(281,594)	$2,715	$(8,185)
The accompanying notes are an integral part of these consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(75,209)	$(41,139)	$(38,121)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,870	3,718	3,348
Provision for doubtful accounts	111	200	375
Provision for inventory obsolescence	1,577	338	1,180
Provision for fixed asset obsolescence	341	—	—
Provision for deferred income taxes	86	7	(274)
Share-based compensation	13,358	10,407	5,721
Loss from disposal of property and equipment	229	170	170
Unrealized foreign currency loss, net	1,732	4,200	2,386
Loss on extinguishment of debt	19,019	—	—
Amortization of right-to-use asset	469	406	363
Gain from write-off of liability	(1,866)	(736)	—
Change in fair value of derivative instruments	(703)	(737)	(1,632)
Change in fair value of contingent consideration	—	—	(304)
Interest capitalized for construction in progress	(1,762)	—	—
Amortization of debt discount	8,124	2,074	1,690
Changes in operating assets and liabilities:
Accounts receivable	(12,333)	(6,695)	3,805
Inventory	(10,900)	(7,644)	4,786
Prepaid expenses and other current assets	(4,489)	(1,611)	1,130
Other assets	(750)	90	(277)
Accounts payable	4,376	4,959	(636)
Accrued liabilities	2,815	4,726	3,108
Operating lease liabilities	(378)	(408)	(318)
Other liabilities	117	143	990
Net cash used in operating activities	(52,166)	(27,532)	(12,510)
Cash flows from investing activities:
Purchases of property and equipment	(2,851)	(2,425)	(2,106)
Cash used in asset acquisitions	(525)	(434)	(1,652)
Cost incurred for intangible assets	(1,491)	(1,447)	(1,484)
Capital expenditures on construction in progress	(29,924)	(2,857)	(317)
Net cash used in investing activities	(34,791)	(7,163)	(5,559)
Cash flows from financing activities:
Borrowings under Oaktree debt agreement, net of debt discount and issuance costs	168,093	—	—
Repayment of Madryn debt agreement	(71,681)	—	—
Repayments on finance leases	(26)	(175)	(277)
Proceeds from issuance of common shares, net of underwriters’ discount and issuance costs	—	—	63,855
The accompanying notes are an integral part of these consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Proceeds from stock option exercises	3,873	4,583	1,246
Tax payments related to shares withheld upon vesting of restricted stock	(4)	(356)	(154)
Net cash provided by financing activities	100,255	4,052	64,670
Effect of exchange rate changes on cash	(358)	(465)	267
Net (decrease)/increase in cash	12,940	(31,108)	46,868
Cash at beginning of period	53,415	84,523	37,655
Cash at end of period	$66,355	$53,415	$84,523

Supplemental disclosures:
Cash paid for interest	$5,363	$6,927	$6,962
Cash paid for income taxes	$2,125	$652	$316

Supplemental disclosures of non-cash investing and financing activities:
Unpaid balance for property and equipment	$1,129	$22	$210
Consideration payable related to asset acquisition	$—	$546	$858
Inventory acquired in an asset acquisition	$—	$—	$1,009
Issuance of common shares in settlement of contingent consideration	$—	$—	$618
Intangible assets acquired in an asset acquisition	$—	$—	$138
Cashless option exercises	$—	$1,640	$—
Interest capitalized for construction in progress	$1,762	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021 and 2020

1.    Formation and Business of the Company
Formation and Business of the Company
Establishment Labs Holdings Inc. and its wholly owned subsidiaries, or the Company, is a global company that manufactures and markets innovative medical devices for aesthetic and reconstructive plastic surgery. The Company was established in the British Virgin Islands on October 9, 2013, at which time Establishment Labs, S.A., the Costa Rican manufacturing company, was reincorporated as a wholly-owned subsidiary. As of December 31, 2022, the Company also has wholly-owned subsidiaries in the United States (JAMM Technologies, Inc. and Motiva USA LLC), Brazil (Establishment Labs Produtos para Saude Ltda), Belgium (European Distribution Center Motiva BVBA), France (Motiva Implants France SAS), Sweden (Motiva Nordica AB), Switzerland (JEN-Vault AG), the United Kingdom (Motiva Implants UK Limited), Italy (Motiva Italy S.R.L), Spain (Motiva Implants Spain, S.L.), Austria (Motiva Austria GmbH), Germany (Motiva Germany GmbH) and Argentina (Motiva Argentina S.R.L). Substantially all of the Company’s revenues are derived from the sale of silicone gel-filled breast implants, branded as Motiva Implants.
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
The Company is pursuing regulatory approval to commercialize its products in the United States. The Company received approval for an investigational device exemption, or IDE, from the United States Food and Drug Administration, or FDA, in March 2018 to initiate a clinical trial in the United States for its Motiva Implants. In August 2019, the Company completed all patient surgeries for the IDE aesthetic cohorts, which include primary augmentation and revision. In the fourth quarter of 2021, the Company initiated a modular pre-market approval, or PMA, submission process with FDA and submitted the first of four expected modules. In April 2022, the Company released preliminary results of the two-year patient follow-up data for the primary augmentation cohort of its IDE clinical trial. The second module was submitted in May 2022. In June 2022, full enrollment of the IDE clinical trial was complete, and all surgeries in the primary reconstruction cohort were performed. In August 2022, the third module was submitted to the FDA. By June 30, 2022, the Company completed the three-year study subject follow-up for the aesthetic cohort. The final fourth module was submitted to the FDA in February 2023.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021 and 2020
The consolidated financial statements include the Company’s accounts and those of its wholly owned subsidiaries as of December 31, 2022 as follows:

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
For the years ended December 31, 2022, 2021 and 2020, Brazil accounted for 16.6%, 11.6% and 10.9%, respectively, of consolidated revenue and no other individual country exceeded 10% of consolidated revenue, on a ship-to destination basis.
The majority of the Company’s consolidated total assets, including cash and tangible assets, is held in the United States. The Company’s long-lived assets, which primarily consist of property and equipment and intangible assets located in Costa Rica represented 88% and 84% of the total long-lived assets as of December 31, 2022 and 2021, respectively.
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
For the Years Ended December 31, 2022, 2021 and 2020
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
Substantially all of the Company’s revenues were derived from the sale of Motiva Implants. During the years ended December 31, 2022, 2021 and 2020, no customer accounted for more than 10% of the Company’s revenue. One customer accounted for 11.5% and 11.8% of the Company’s trade accounts receivable balance as of December 31, 2022 and 2021, respectively.
The Company relies on Avantor, Inc. (formerly NuSil Technology, LLC) as the sole supplier of medical-grade silicone used in Motiva Implants. During the years ended December 31, 2022, 2021 and 2020, the Company had purchases of $32.1 million, or 38.2% of total purchases, $23.1 million, or 51.4% of total purchases, and $15.3 million or 66.7% of total purchases, respectively, from Avantor. As of December 31, 2022 and 2021, the Company had an outstanding balance owed to this vendor of $5.6 million and $2.5 million, respectively.
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
The COVID-19 outbreak caused a material disruption of the operations of the Company and its suppliers and customers in fiscal 2020, and to a lesser degree, 2021 and resulted in delayed clinical trial enrollment within the reconstruction cohort of its IDE clinical trial in the United States. However, to date, the impact from the COVID-19 outbreak has not had a material effect on the Company’s liquidity or financial position. The full extent of any future impact of the continuing outbreak, related business and travel restrictions, and changes to behavior intended to reduce its spread is uncertain and continues to evolve globally. Management continues to monitor the impact that the COVID-19 pandemic is having on the Company, the breast aesthetics and reconstruction market and the economies in which the Company operates.
Cash
The Company’s cash consists of cash maintained in checking and interest-bearing accounts. The majority of the Company’s cash is held at two financial institutions in the United States. The Company accounts for financial instruments with original maturities of three months or less at the date of purchase as cash equivalents. The Company held no cash equivalents as of December 31, 2022 and 2021.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable is stated at invoice value less estimated allowances for returns and doubtful accounts. The

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021 and 2020
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
A roll-forward of the allowance for doubtful accounts is as follows:

	Year Ended December 31,
	2022	2021	2020
Beginning balance	$1,221	$1,143	$1,026
Provision for doubtful accounts	111	200	375
Write-offs	(591)	(122)	(258)
Ending balance	$741	$1,221	$1,143

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
A roll-forward of the inventory reserve is as follows:

	Year Ended December 31,
	2022	2021	2020
Beginning balance	$1,167	$1,625	$347
Provision for inventory obsolescence	1,577	338	1,180
Write-offs	(95)	(796)	98
Ending balance	$2,649	$1,167	$1,625

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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021 and 2020
Shipping and Handling Costs
Shipping and handling costs are expensed as incurred and are included in selling, general and administrative, or SG&A, expenses. For the years ended December 31, 2022, 2021 and 2020, shipping and handling costs were $9.0 million, $5.3 million and $3.2 million, respectively.
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
The Company recognizes revenue when title to the product and risk of loss transfer to customers, provided there are no remaining performance obligations required of the Company or any written matters requiring customer acceptance. The Company allows for the return of product from direct customers in certain regions in limited instances within fifteen days after the original sale and records estimated sales returns as a reduction of sales in the same period revenue is recognized. Appropriate reserves are established for anticipated sales returns based on historical experience, recent gross sales and any notification of pending returns. Actual sales returns in any future period are inherently uncertain and thus may differ from the estimates. If actual sales returns differ significantly from the estimates, an adjustment to revenue in the current or subsequent period is recorded. As of December 31, 2022, 2021 and 2020, allowance for product returns was de minimis.
A portion of the Company’s revenue is generated from the sale of consigned inventory maintained at physician, hospital, or clinic locations. For these products, revenue is recognized at the time the Company is notified by the consignee that the product has been implanted, not when the consigned products are delivered to the consignee’s warehouse.
Revenue was generated in these primary geographic markets:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Europe	$48,702	$51,912	$37,667
Latin America	52,442	38,226	21,512
Asia-Pacific/Middle East	59,561	35,679	24,986
Other	994	865	511
	$161,700	$126,682	$84,676

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
For the Years Ended December 31, 2022, 2021 and 2020
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
For the Years Ended December 31, 2022, 2021 and 2020
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
During the years ended December 31, 2022, 2021 and 2020, there has been no impairment of goodwill or intangible assets based on the qualitative assessments performed by the Company.
Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. There were no impairment charges, or changes in estimated useful lives recorded during the years ended December 31, 2022, 2021 and 2020.
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
Prior to the extinguishment of debt outstanding under the Madryn Credit Agreement (as defined below), the Company used option pricing valuation models to determine the fair value of embedded derivatives and recorded any change in fair value in the consolidated statements of operations (see Note 5).
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
For the Years Ended December 31, 2022, 2021 and 2020
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
There were no material uncertain tax positions in the years ended December 31, 2022, 2021 and 2020.
Foreign Currency
The financial statements of the Company’s foreign subsidiaries whose functional currencies are the local currencies are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, stockholders’ equity at the historical rates of exchange, and income and expense amounts at the average exchange rate for the period. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in “Accumulated other comprehensive income” as equity in the consolidated balance sheet. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses resulting from foreign currency transactions are included within “Other expense, net” in the consolidated statement of operations. For the years ended December 31, 2022, 2021 and 2020, foreign currency transaction loss amounted to $3.0 million, $5.6 million and $1.7 million, respectively.
Comprehensive Loss
The Company’s comprehensive loss consists of net loss and foreign currency translation adjustments arising from the consolidation of the Company’s foreign subsidiaries.
Share-Based Compensation
The Company measures and recognizes compensation expense for all share-based awards in accordance with the provisions of ASC 718, Stock Compensation. Share-based awards granted include stock options, restricted stock units, or RSUs, and restricted stock awards, or RSAs. Share-based compensation expense for RSUs and RSAs granted to employees is measured at the grant date based on the fair value of the awards and is recognized as an expense ratably on a straight-line basis over the requisite service period. The fair value of options to purchase shares is estimated on the grant date using the Black-Scholes option valuation model.
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
For the Years Ended December 31, 2022, 2021 and 2020
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
The following recent accounting pronouncements issued by the FASB, could have a material effect on the Company’s financial statements:
Recently Adopted Accounting Standards
In August 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). The new guidance eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The Company adopted ASU No. 2020-06 as of January 1, 2022 and the adoption did not have a material impact on its consolidated financial statements and related disclosures.
Recently Issued Accounting Standards
There were no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements and related disclosures.

3.     Balance Sheet Accounts
Inventory, Net

	December 31,
	2022	2021

	(in thousands)
Raw materials	$12,549	$8,519
Work in process	1,666	1,396
Finished goods	22,368	18,492
	$36,583	$28,407

As of December 31, 2022 and 2021, $2.0 million and $3.5 million of inventory was on consignment, respectively.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021 and 2020
Prepaid Expenses and Other Current Assets

	December 31,
	2022	2021

	(in thousands)
Prepaid insurance	$2,598	$2,315
Prepaid construction in process	2,240	330
Prepaid services	685	381
Prepaid taxes	1,400	551
Prepaid assets	991	158
Prepaid raw materials and accessories	433	577
Prepaid U.S. clinical trial costs	300	412
Prepaid warranty and distribution rights	238	516
Other	2,658	1,772
	$11,543	$7,012

Property and Equipment, Net

	December 31,
	2022	2021

	(in thousands)
Machinery and equipment	$11,118	$10,240
Building improvements	7,006	6,713
Furniture and fixtures	5,645	4,761
Building	2,472	2,472
Leasehold improvements	2,233	2,118
Land	802	802
Vehicles	176	268
Construction in process	35,261	3,174
Total	64,713	30,548
Less: Accumulated depreciation and amortization	(13,621)	(11,890)
	$51,092	$18,658

For the years ended December 31, 2022, 2021 and 2020, depreciation and amortization expense related to property and equipment was $2.5 million, $2.5 million and $2.4 million, respectively.
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
For the Years Ended December 31, 2022, 2021 and 2020
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021 and 2020
Accrued Liabilities
Accrued liabilities consisted of the following:

	December 31,
	2022	2021

	(in thousands)
Performance bonus	$5,245	$3,346
Payroll and related expenses	4,097	3,904
Bonus feature of stock option grants	4,500	5,570
Operating lease liabilities - current	688	402
Commissions	712	1,138
Professional and legal services	1,203	819
Warranty reserve	130	167
Cash payable for asset acquisitions - contingent consideration	—	137
Other	662	753
	$17,237	$16,236

Other Liabilities, Short-Term
Other liabilities, short-term consisted of the following:

	December 31,
	2022	2021

	(in thousands)
Deferred revenue	1,688	769
Cash payable for asset acquisitions	—	409
	$1,688	$1,178

Other Liabilities, Long-Term
Other liabilities, long-term consisted of the following:

	December 31,
	2022	2022

	(in thousands)
Deferred revenue	$1,670	$2,392
Other	(44)	—
	$1,626	$2,392

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021 and 2020
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
The Company’s goodwill and most intangibles at December 31, 2022 are the result of previous asset and business acquisitions. Finite-lived intangibles are amortized over their estimated useful lives based on expected future benefit.
In addition to the intangibles acquired, the Company capitalized certain patent and license rights as identified intangibles based on patent and license rights agreements entered into over the past several years. Additionally, the Company capitalized certain software development costs.
There were no changes in the carrying amount of goodwill during the year ended December 31, 2022:

	Balance as of January 1, 2022	Additions	Accumulated Impairment Losses	Balance as of December 31, 2022

	(in thousands)
Goodwill	$465	$—	$—	$465

The carrying amounts of these intangible assets other than goodwill as of December 31, 2022 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives

	(in thousands)			(in years)
Patents and license rights	$1,757	$(1,321)	$436	7-12
Customer relationships	2,033	(1,967)	66	4-10
510(k) authorization	567	(269)	298	15
Developed technology	62	(58)	4	10
Capitalized software development costs	5,001	(1,630)	3,371	2-5
Other	183	(41)	142	2-5
Capitalized patents and license rights not yet amortized	291	—	291
	$9,894	$(5,286)	$4,608

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021 and 2020
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

The amortization expense associated with intangible assets was $1.2 million, $1.2 million and $0.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. Non-product related amortization is recorded in SG&A while product related amortization is recorded in cost of revenue.
As of December 31, 2022, the amortization expense related to identifiable intangible assets, with definite useful lives, in future periods is expected to be as follows:

Year Ending December 31,	(in thousands)
2023	$1,160
2024	1,071
2025	943
2026	481
2027	285
Thereafter	377
Total	$4,317

The Company evaluates the recoverability of goodwill and indefinite-lived intangible assets annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. As of December 31, 2022, there has been no impairment of goodwill or intangible assets based on the qualitative assessments performed by the Company. As of December 31, 2022, no triggering events have occurred which would indicate that the acquired intangible asset values may not be recoverable.
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
For the Years Ended December 31, 2022, 2021 and 2020
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

Fair Value Measurements at December 31, 2022
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021 and 2020
Valuation of the embedded derivatives is complex and requires interest rate simulation, capturing optimal decision-making process as interest rate fluctuates, and estimating the resultant bond valuation and the resultant pay-off to the option holder. Prior to the repayment and termination of the Madryn debt, the Company estimated the fair value of the embedded redemption options based on a “with” and “without” approach using the Black-Derman-Toy model, a form of the Binomial Lattice Model that captures interest rate variability and the prepayment optionality. The Binomial Lattice Model allows for the possibility of exercise before the end of the option’s life and considers future interest rates, volatility and other data with regards to the Company’s credit rating and credit spread. The value of the embedded derivatives was based on the difference between the “with” and “without” analysis. The probability of a change in control occurring was determined to be 50% (cumulative probability through the maturity date) at December 31, 2021.

The Company used the following assumptions to value the Madryn derivatives:
Madryn Put Option Liability

	December 31,
	2022	2021
Interest rate volatility	—%	25.8%
Market yield rate	—%	6.8%
Term (in years)	—	3.75
Dividend yield	—%	—%

The estimates were based, in part, on subjective assumptions.
During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at fair value using Level 3 inputs. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the years ended December 31, 2022 and 2021.
The fair value of the debt redemption feature liability included the estimated market rate (credit spread and risk-free rate) and volatility. The higher/lower the estimated volatility, the higher/lower the value of the debt redemption feature liability. The higher/lower the estimated market rate, the higher/lower the value of the debt redemption feature liability.
The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments as follows:

Madryn Put Option Liability
Balance at December 31, 2020	$1,440
Change in fair value	(737)
Balance at December 31, 2021	703
Change in fair value	396
Settlement	(1,099)
Balance at December 31, 2022	$—

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021 and 2020
6.    Debt
Oaktree Debt
On April 26, 2022, or the Closing Date, the Company entered into a Credit Agreement and Guaranty, or the Credit Agreement, together with certain of its subsidiaries party thereto as guarantors, the lenders from time to time party thereto, or the Lenders, and Oaktree Fund Administration, LLC, as administrative agent for the Lenders, or the Administrative Agent, pursuant to which the Lenders agreed to make term loans to the Company in an aggregate principal amount of up to $225 million, or collectively, the Term Loans.
Pursuant to the terms of the Credit Agreement, the Term Loans will be advanced in four tranches:
•The first tranche, or the Tranche A Term Loan, was advanced in the amount of $150 million on the Closing Date. A portion of the first tranche was used to repay the outstanding principal and interest under the Madryn Credit Agreement in full, including the early repayment penalty of $6.5 million.
•The second tranche, or the Tranche B Term Loan, of $25 million was advanced in December 2022 at the Company’s election upon satisfaction of specified gross sales thresholds and subject to the other terms and conditions of the Credit Agreement.
•The third tranche, or the Tranche C Term Loan, of $25 million will be advanced at the Company’s election prior to March 31, 2024, subject to the Administrative Agent having received either (a) evidence that specified FDA approvals have been issued or (b) evidence that specified gross sales thresholds have been met, and subject to the other terms and conditions of the Credit Agreement.
•The fourth tranche, or the Tranche D Term Loan, of $25 million will be advanced at the Company’s election prior to December 31, 2024, subject to the Administrative Agent having received both (a) evidence that specified FDA approvals have been issued and (b) evidence that specified gross sales thresholds have been met, or the Tranche D Funding Milestone, and subject to the other terms and conditions of the Credit Agreement.
The Term Loans will mature on the 5-year anniversary of the Closing Date, or the Maturity Date. The Term Loans accrue interest at a rate equal to 9% per annum or, at any time following the Tranche D Funding Milestone, 8.25% per annum. Accrued interest is due and payable in cash on the last business day of March, June, September, and December of each year; provided, however, that prior to the second anniversary of the Closing Date, the Company may pay an amount of interest on the outstanding Term Loans corresponding to 600 basis points of the interest rate in kind, or PIK, on each applicable payment date, subject to prior written notice delivered to the Administrative Agent, which has been delivered. Each of the Term Loans will be subject to original issue discount of 2% of the principal amount thereof upon the drawing of each applicable tranche. Upon any payment or prepayment in full or in part of the Term Loans, whether voluntary or involuntary, the Company is required to pay an exit fee equal to 3% of the principal amount of the Term Loan paid, or the Exit Fee.
The Company may elect to prepay all or any portion of the amounts owed prior to the Maturity Date, provided that the Company provides notice to the Administrative Agent, the amount is not less than $5 million, and the amount is accompanied by all accrued and unpaid interest thereon through the date of prepayment, plus the applicable yield protection premium and the applicable Exit Fee. Prepayments of the Term Loans prior to the second anniversary of the Closing Date will be accompanied by a yield protection premium equal to the sum of all interest that would have accrued through such second anniversary plus 4% of the principal amount so prepaid. Prepayments of the Term Loans after the second anniversary will be accompanied by a yield protection premium equal to 4% of the principal amount so prepaid if made prior to the 3rd anniversary of the Closing Date, 2% if made on or after the 3rd anniversary of the Closing Date but prior to the 4th anniversary of the Closing Date, and 0% if made on or after the 4th anniversary of the Closing Date. If the Term Loans are accelerated following the occurrence of an event of default, the Company shall immediately pay to Lenders the sum of all obligations for principal, accrued interest, the applicable yield maintenance premium and the applicable Exit Fee.
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
For the Years Ended December 31, 2022, 2021 and 2020
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
The effective interest rate under the Credit Agreement is 10.4%, and the weighted average interest rate is 9.0%. The Company elected to pay interest in kind on up to two-thirds of cash interest payments prior to the second anniversary of the Closing Date, resulting in a minimum initial cash interest rate of 3.00%. The Company incurred $9.4 million in interest expense in connection with the Credit Agreement during the year ended December 31, 2022. No principal payments are due on the Term Loans until the final maturity date on April 26, 2027.
As of December 31, 2022, $181.3 million was outstanding under the Credit Agreement representing the initial principal of $150 million for the Tranche A Term Loan and $25 million for the Tranche B Term Loan and $6.3 million of interest accrued into the principal balance.
The Company recorded Oaktree debt on the consolidated balance sheets as follows:

	December 31,
	2022	2021

	(in thousands)
Principal	$181,314	$—
Net unamortized debt discount and issuance costs	(5,853)	—
Net carrying value of Oaktree debt	$175,461	$—

As of December 31, 2022, the Company was in compliance with all financial debt covenants under the Credit Agreement.
Madryn Debt
In August 2017, the Company entered into the Madryn Credit Agreement with Madryn and a syndicate of lenders that was scheduled to mature on September 30, 2025. After an amendment in August 2020, the Madryn Credit Agreement provided for term loans in a maximum aggregate principal amount of $65.0 million.
In connection with the Madryn Credit Agreement, the Company and certain of its subsidiaries granted a security interest in substantially all of their respective assets, including, without limitation, intellectual property, and pledges of certain shares of the Company’s subsidiaries, subject to certain excluded collateral exceptions.
Borrowings under the Madryn Credit Agreement bore interest at a rate equal to 3-month LIBOR plus 8.0% per annum provided that no default had occurred. The effective interest rate under the amended Madryn Credit

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021 and 2020
Agreement was 18.4%, and the weighted average interest rate was approximately 10.6% until extinguishment. The Company incurred $2.2 million, $6.9 million and $7.6 million in interest expense in connection with Madryn Credit Agreement during the years ended December 31, 2022, 2021 and 2020, respectively, including $0.7 million of direct costs to amend the Madryn Credit Agreement in August 2020. No principal payments were due on the term loans until the final maturity date on September 30, 2025.
The Company also determined that the Madryn Credit Agreement contained put options which were mandatory repayment provisions related to liquidity events or an event of default and a call option related to voluntary repayment option. The Company allocated a fair value of $15.1 million for these embedded derivatives as a debt discount on the original commitment date in August 2017. An additional $5.0 million and $1.6 million debt discount was recorded on respective borrowing dates when the Company met the required milestones and borrowed an additional $10.0 million in the fourth quarter of fiscal 2017 and $25.0 million in August 2019. The Company revalued the embedded derivatives as of each reporting period and recorded the change in the fair value in the consolidated statement of operations (see Note 5).
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
The Company recorded Madryn debt on the balance sheet as follows:

	December 31,
	2022	2021

	(in thousands)
Principal	$—	$65,000
Net unamortized debt discount and issuance costs	—	(13,094)
Net carrying value of Madryn debt	$—	$51,906

As of December 31, 2022, the Company is in compliance with all financial debt covenants.
7.     Leases
The Company recognizes lease liabilities and ROU assets upon commencement for all material leases with a term greater than 12 months. The Company has elected an expedient not to recognize leases with a lease term of 12 months or less on the balance sheet. These short-term leases are expensed on a straight-line basis over the lease term.
ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date of the lease based on the present value of lease payments over the lease term. When the rate implicit to the lease cannot be readily determined, the Company utilizes its incremental borrowing rate in determining the present value of the future lease payments. Lease liabilities are accreted each period and reduced for payments. The ROU asset also includes other adjustments, such as for the effects of escalating rents, rent abatement or initial lease costs. The lease term may include periods covered by options to extend or terminate the lease when it is reasonably certain that the Company will exercise a renewal option, or reasonably certain it will not exercise an early termination option. For operating leases, lease expense for minimum lease payments is recognized on a straight-line basis over the expected lease term. For finance leases, the ROU asset depreciates on a straight-line basis over the shorter of the lease term or useful life of the ROU asset and the lease liability accretes interest based on the interest method using the discount rate determined at lease commencement.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021 and 2020
The Company has operating leases for facilities and office space. As of December 31, 2022, the Company’s finance leases are immaterial. Operating lease assets and the related lease liabilities are included within the ROU operating lease assets on the consolidated balance sheets. The determination of whether an arrangement is, or contains, a lease is performed at the inception of the arrangement. The Company has operating leases for certain facilities and office spaces to be used in its operations, with remaining lease terms ranging from monthly to 7 years. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at the election of the Company to renew or extend the lease for additional years. These optional periods have not been considered in the determination of the ROU or lease liabilities associated with these leases as management did not consider it reasonably certain it would exercise the options. Short-term leases, which have an initial term of 12 months or less, are not recorded in the balance sheet and expense for these leases is recognized on a straight-line basis over the lease term.
The Company’s lease agreements do not contain any termination options, material residual value guarantees, material bargain purchase options or material restrictive covenants. The Company does not have any lease transactions with related parties.
Total lease cost includes the following components for the years ended December 31, 2022 and 2021:

	December 31,
	2022	2021
	(in thousands)
Operating lease expense cost	$740	$656

	December 31,
	2022	2021
Supplemental balance sheet information	(in thousands)
Operating leases
Operating lease right-of-use assets	$3,702	$2,206
Operating lease liabilities - short-term	688	402
Operating lease liabilities - long-term	3,200	1,900
Total operating lease liabilities	$3,888	$2,302

Weighted-average remaining lease term (years)	5.4	5.5

Weighted-average discount rate (%)	9.5%	10.4%

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021 and 2020

	December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities	(in thousands)
Operating cash outflows from operating leases	$648	$639

ROU assets obtained in exchange for new lease liabilities
Operating leases	$1,962	$—

Maturities of lease liabilities as of December 31, 2022 were as follows:

Years Ending December 31,	Operating Leases
(in thousands)
2023	$970
2024	931
2025	792
2026	710
2027	600
Thereafter	801
Total future minimum lease payments	4,804
Less: Amount of lease payments representing interest	(916)
Present value of future minimum lease payments	$3,888

8.    Shareholders’ Equity
Under the Memorandum of Association and Articles of Association, or Articles, in effect as of December 31, 2022 and 2021, the Company had authorized an unlimited number of common shares with no par value.
As of December 31, 2022 and 2021, 24,815,908 and 24,488,335 common shares, respectively, were issued and 24,407,838 and 24,080,265 common shares, respectively, were outstanding.
During the year ended December 31, 2022, the Company granted stock options and restricted stock to employees and contractors (see Note 10).

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021 and 2020
The Company had reserved common shares for future issuances at December 31:

	2022	2021
Warrants to purchase common shares	—	5,500
Options to purchase common shares	1,873,165	2,098,087
Remaining shares available under the 2018 Equity Incentive Plan	2,271,999	1,780,687
Shares issuable on vesting of grants of RSUs	164,643	3,982
Remaining shares available under the 2018 ESPP	848,000	661,000
Total	5,157,807	4,549,256

9.    Warrants
In March 2017, the Company issued warrants for the purchase of 145,000 Class B ordinary shares to parties related to Rockport Ventures, with a fixed exercise price of $3.80 per share.
During the year ended December 31, 2022, warrants to purchase 5,000 shares were net exercised to obtain 4,703 shares. As of December 31, 2022, no warrants were outstanding and exercisable. As of December 31, 2021, 5,500 warrants to purchase the Company’s common shares were outstanding and exercisable:

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
Pursuant to the “evergreen” provision contained in the 2018 Plan, the number of common shares reserved for issuance under the 2018 Plan automatically increases on first day of each fiscal year, commencing on January 1, 2019, in an amount equal to the least of (1) 750,000 shares, (2) 4% of the total number of the Company’s common shares outstanding on the last day of the preceding fiscal year, or (3) a number of common shares as may be determined by the Company’s Board of Directors prior to any such increase date. On each of January 1, 2019 through 2022 the number of common shares authorized for issuance increased automatically by 750,000 shares in accordance with the “evergreen” provision, increasing the number of common shares reserved under the 2018 Plan to 4,500,000 as of December 31, 2022.
During the periods presented, the Company recorded the following share-based compensation expense for stock

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021 and 2020
options and restricted stock awards:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Sales, general and administrative	$11,154	$7,908	$4,203
Research and development	2,204	2,499	1,518
Total	$13,358	$10,407	$5,721

Stock Options

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2021	2,098,087	$37.49	7.67	$67,357
Granted (weighted-average fair value of $38.66 per share)	327,500	64.73
Exercised	(301,412)	12.85
Forfeited/canceled	(251,010)	63.47
Balances at December 31, 2022	1,873,165	$42.73	7.06	$47,273

As of December 31, 2022, 999,388 options were vested and exercisable with weighted-average exercise price of $29.80 per share and a total aggregate intrinsic value of $37.5 million.
During the year ended December 31, 2022, 301,412 options were exercised at a weighted-average price of $12.85 per share. The intrinsic value of the options exercised during the years ended December 31, 2022, 2021, and 2020 was $15.0 million, $28.7 million, and $1.9 million, respectively. Upon the exercise of stock options, the Company issued new shares from its authorized shares.
At December 31, 2022, unrecognized compensation expense was $20.9 million related to stock options granted to employees and members of the Board of Directors and $1.3 million related to stock options granted to consultants. The weighted-average period over which such compensation expense will be recognized is 2.3 years.
Stock Options Granted to Employees
Share-based compensation expense for employees is based on the grant date fair value. The Company recognizes compensation expense for all share-based awards ratably on a straight-line basis over the requisite service period of the awards, which is generally the vesting term of four years. During the year ended December 31, 2022, 2021 and 2020, the Company recognized $9.9 million, $8.2 million and $2.8 million, respectively, of share-based compensation expense for stock options granted to employees.
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
For the Years Ended December 31, 2022, 2021 and 2020
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
The fair value of stock options granted to employees was estimated using the following assumptions:

	Year Ended December 31,
	2022	2021	2020
Volatility	56% - 62%	60%	55% - 60%
Risk-free interest rate	1.6% - 3.8%	0.7% - 1.4%	0.4% - 1.5%
Term (in years)	6.25	6.25	6.25
Dividend yield	—	—	—

Stock Options Granted to Non-Employees
Share-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned using an accelerated attribution method. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered. For the years ended December 31, 2022, 2021 and 2020, the Company recognized expense of $0.4 million, $1.8 million and $2.3 million, respectively, for stock options granted to consultants.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021 and 2020
The fair value of stock options granted to consultants was estimated using the following assumptions during the following periods presented:

	Year Ended December 31,
	2022	2021	2020
Volatility	56% - 60%	60%	56% - 60%
Risk-free interest rate	2.4% - 3.6%	1.6%	0.6% - 1.6%
Term (in years)	10	10	10
Dividend yield	—	—	—

Restricted Stock
Each vested RSU entitles the holder to be issued one common share. These awards vest according to a vesting schedule determined by the Board of Directors or the Compensation Committee of the Company’s Board of Directors, generally over a one to four year period.
The following table represents RSU activity for fiscal 2022:

	Restricted Stock	Weighted- Average Grant Date Fair Value
Outstanding unvested at December 31, 2021	3,982	$69.05
Granted	203,051	63.41
Vested	(21,537)	53.72
Forfeited/canceled	(20,853)	65.93
Outstanding unvested at December 31, 2022	164,643	$69.49

The fair value of RSUs is the grant date market value of common shares. The Company recognizes share-based compensation expense related to RSUs using a straight-line method over the vesting term of the awards. The share-based compensation expense for RSUs that vested during the years ended December 31, 2022, 2021 and 2020 was $3.0 million, $0.4 million and $0.6 million, respectively, which was calculated based on the market value of the Company’s common shares on the applicable grant date.
As of December 31, 2022, the Company had unrecognized share-based compensation cost of approximately $8.8 million associated with unvested awards of RSUs. This cost is expected to be recognized over a weighted-average period of approximately 3.1 years.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021 and 2020
11.    Income Taxes
For the year ended December 31, loss before income tax consisted of the following:

	2022	2021	2020
	(in thousands)
Costa Rica operations	$(9,721)	$4,027	$(8,872)
Non-Costa Rica operations	(63,103)	(43,739)	(29,145)
	$(72,824)	$(39,712)	$(38,017)

For the year ended December 31, the income tax provision consisted of the following:

	2022	2021	2020
	(in thousands)
Current
Costa Rica	$114	$289	$—
Non-Costa Rica	2,185	1,131	378
Total current	2,299	1,420	378
Deferred
Costa Rica	—	—	—
Non-Costa Rica	86	7	(274)
Total deferred	86	7	(274)
Total provision	$2,385	$1,427	$104

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021 and 2020
The items accounting for the difference between income taxes computed at the Costa Rica statutory income tax rate and the income tax provision (benefit) consisted of the following for the year ended December 31:

	2022		2021		2020
	(in thousands)
Tax benefit at Costa Rica statutory rate	$(21,847)	30%	$(11,914)	30%	$(11,405)	30%
Foreign tax rate differential	15,978	(22)	9,430	(24)	5,252	(14)
Tax rate changes	104	—	2	—	4	—
Return to provision adjustment	2,651	(4)	384	(1)	(559)	2
Tax credits	(52)	—	(53)	—	(82)	—
Change in valuation allowance	3,573	(5)	7,043	(18)	4,071	(11)
Tax holiday adjustment (benefit)	3,030	(4)	(918)	2	2,636	(7)
U.S. Stock Compensation	(1,353)	2	(2,681)	7	—	—
Other	301	—	134	—	187	—
Total provision for income taxes	$2,385	(3)%	$1,427	(4)%	$104	—%

The Company's tax holiday benefit was related to the Company’s subsidiary in Costa Rica which enjoyed a zero percent tax rate, with the exception of extended warranty income, for the years ended December 31, 2022, 2021 and 2020. The zero percent tax holiday, as extended, is effective for a period of 12 years through the year 2030.
As of December 31, the components of the Company's deferred tax assets and liabilities are as follows:

	2022	2021
	(in thousands)
Accruals and reserves	$348	$301
Deferred revenue	1,198	—
Intangibles	143	130
Stock compensation	1,404	775
Net operating loss	19,933	18,208
R&D credits	232	169
Other	(144)	44
Valuation allowance	(22,942)	(19,369)
Total net deferred tax assets (included in “Other non-current assets”)	$172	$258

As of December 31, 2022, the Company assessed that it is more-likely-than-not that it will not realize its deferred tax assets based on the absence of sufficient positive objective evidence that it would generate sufficient taxable income in its Brazil and U.S. tax jurisdiction (Motiva USA, LLC) to realize the deferred tax assets. The Company intends to continue maintaining a full valuation allowance on its deferred tax assets in these jurisdictions until there is sufficient evidence to support the reversal of all or some portion of these allowances.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021 and 2020
As of December 31, 2022, the Company has U.S. and California tax credit carryforwards of approximately $0.3 million in total. The federal research credits begin to expire in 2037. However, the California research credits can be carried forward indefinitely.
As of December 31, 2022, the Company had U.S. federal, state, U.K. and Brazil net operating losses of approximately $76.1 million, $8.9 million, $0.1 million and $11.3 million, respectively. The U.S. federal net operating losses of $3.3 million generated prior to 2018, and state net operating losses will begin to expire on December 31, 2030. The U.S. federal net operating losses generated in 2018 and future years will be carried forward indefinitely. Brazil net operating losses can be carried forward indefinitely.
The United States federal and California laws impose restrictions on the utilization of net operating loss carryforwards and R&D credit carryforwards in the event of a change in ownership of the Company, which constitutes an “ownership change” as defined by Internal Revenue Code Sections 382 and 383. Generally, an ownership change occurs if the percentage of the value of the shares that are owned by one or more direct or indirect “five percent shareholders” increases by more than 50% over their lowest ownership percentage at any time during the applicable testing period. If the Company has experienced an “ownership change” at any time since its formation, it would already be subject to limitations on its ability to utilize its existing net operating losses and other tax attributes. The Company did not experience an ownership change in the past that would materially impact the availability of its net operating losses and tax credits. Nevertheless, future changes in the Company’s share ownership, which may be outside of the Company’s control, may trigger an “ownership change” and, consequently, Section 382 and 383 limitations. The Company has not completed a Section 382 and 383 analysis to determine if an ownership change has occurred. Until such analysis is completed, the Company cannot be sure that the full amount of the existing net operating loss carryforwards will be available, even if the Company does generate taxable income before their expiration. In addition, under the newly enacted U.S. federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited.
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
For the Years Ended December 31, 2022, 2021 and 2020
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
The Company is periodically reviewed and audited by tax authorities with respect to income and non-income taxes. Tax authorities may disagree with certain positions the Company has taken, and the Company may have exposure to additional income and non-income tax liabilities which could have an adverse effect on the Company’s operating results and financial condition. Such authorities could impose additional taxes, interest and penalties, claim that various withholding requirements apply to the Company or its subsidiaries or assert that benefits of tax treaties are not available to the Company or its subsidiaries. In addition, the Company’s future effective tax rates could be favorably or unfavorably affected by changes in tax rates, changes in the valuation of the Company’s deferred tax assets or liabilities, the effectiveness of its tax planning strategies, or changes in tax laws or their interpretation. Such changes could have an adverse impact on the Company’s financial condition.
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
The Company has adopted ASC 740-10 Accounting for Uncertainty in Income Taxes (formerly FIN 48). ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in the Company's income tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. For the years ended December 31, 2022 and 2021 the Company has no material

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021 and 2020
uncertain tax positions. The Company has R&D credits in the United States and has recorded reserves of $54,000 which offsets R&D credit deferred tax assets. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within the next 12 months. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.
As of December 31, 2022, the Company is subject to taxation in Costa Rica, Belgium, France, Brazil, the United Kingdom, Sweden, Italy, Germany, Austria, Spain, Argentina, Switzerland and the United States and the Company’s fiscal tax years 2018 through 2022 are subject to examination by the tax authorities.
12.    Net Loss Per Share
The following table summarizes the computation of basic and diluted net loss per share for the periods presented:

	Year Ended December 31,
	2022	2021	2020

	(in thousands, except share and per share data)
Numerator:
Net loss	$(75,209)	$(41,139)	$(38,121)
Denominator:
Weighted average common shares used for basic and diluted earnings per share	24,457,793	23,972,722	23,316,102

Net loss per share:
Basic and diluted	$(3.08)	$(1.72)	$(1.63)

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
The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares:

	Year Ended December 31,
	2022	2021	2020
Options to purchase common shares	1,623,165	1,873,087	1,752,620
Shares issuable on vesting of grants of RSUs	164,643	3,982	48,624
Warrants to purchase common shares	—	5,500	5,500
Total	1,787,808	1,882,569	1,806,744

13.    Related Party Transactions
During the years ended December 31, 2022, 2021 and 2020, the Company recorded revenue of $1.2 million, $1.4 million and $0.9 million, respectively, for product sales to Herramientas Medicas, S.A., a distribution company owned by a family member of the Chief Executive Officer of the Company. Accounts receivable owed to the Company from this distribution company amounted to approximately $0.4 million and $0.4 million as of December 31, 2022 and 2021, respectively.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021 and 2020
In 2016, the Company also entered into a separate agreement with Dr. Chacón Quirós, the brother of the Company’s Chief Executive Officer Juan José Chacón Quirós, to maintain his clinic in Costa Rica as a MotivaImagine Excellence Center and to host and train physicians in the use of the Company products in relevant procedures, among other services, in exchange for cash reimbursement of up to $4,500 per day that such services are rendered. In August 2022, the Company entered into a new agreement with Dr. Chacón Quirós, replacing the original agreement, to continue the training services in exchange for cash reimbursement of his hourly rate of $531 when such services are rendered. In December 2020, Dr. Chacón Quirós was granted options to purchase 22,068 common shares vesting over four years in equal annual installments, provided that he continues to provide these services at such times. During the years ended December 31, 2022, 2021 and 2020, the Company paid Dr. Chacón Quirós approximately $0.2 million, $0.4 million and $0.1 million, respectively, for services rendered.
On December 12, 2022, the Company granted to Nicholas Lewin, a member of the board of directors, a stock option award for 7,829 options with a grant date fair value of $0.4 million as a compensation for consulting services he performs for the Company in addition to his services as a non-employee director.
On April 1, 2022, the Company entered into a consulting agreement with Lisa Gersh, who served on our Board of Directors until March 31, 2022. Pursuant to the consulting agreement, Ms. Gersh will perform consulting services as requested by the Company, with the expectation that she will advise our Board on elements of corporate leadership and governance. As payment for Ms. Gersh’s consulting services, the Company paid Ms. Gersh a consulting fee of $0.1 million during the year ended December 31, 2022. In addition, her outstanding equity awards granted during her term as a member of the Board of Directors will continue to vest in accordance with their terms. The consulting agreement terminates on March 31, 2024.
14.     Employee Benefits
Short-term employee benefits, including vacation (paid absences) and year-end bonuses (also known as 13th month salary), are current liabilities included in accrued liabilities on the consolidated balance sheets and are calculated at the non-discounted amount that the Company expects to pay as a result of uncharged employee salaries or retentions.
Regarding employee termination benefits, Costa Rica labor laws establish the payment of benefits in case of death, retirement or termination without cause. This compensation is calculated according to time served in the Company and the corresponding salary in the last six months of employment and is equal to between 19.5 and 22 days’ salary for each year served, up to a maximum of 8 years.
Company policy recognizes termination benefits as expenses of the period during which the termination occurs, when the legal obligation is assumed due to the aforementioned events.
The 49 employees in Brazil are represented by a labor union.
15.     Commitments and Contingencies
Contingencies
Periodically, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. As of December 31, 2022 and 2021, contingent liabilities were not material, individually or in the aggregate, to the Company's financial condition, results of operations or cash flows. However, any monetary liability or financial impact to the Company from these contingent liabilities could differ materially from the Company's expectations.
Indemnification
The Company enters into standard indemnification arrangements in the ordinary course of business. Pursuant to these arrangements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, in connection with any trade secret, copyright, patent or other intellectual property infringement claim by any third party with respect to the Company’s technology. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021 and 2020
payments the Company could be required to make under these agreements is not determinable because it involves claims that may be made against the Company in the future that have not yet been made.
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

ESTABLISHMENT LABS HOLDINGS INC.

Dated:	March 1, 2023	By:	/s/ Juan José Chacón Quirós

		Name:	Juan José Chacón Quirós
		Title:	Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Juan José Chacón Quirós	Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2023
Juan José Chacón Quirós
/s/ Rajbir S. Denhoy	Chief Financial Officer (Principal Financial and Accounting Officer) (Authorized Representative in the United States)	March 1, 2023
Rajbir S. Denhoy
/s/ Nicholas Lewin	Chairman of the Board of Directors	March 1, 2023
Nicholas Lewin
/s/ Lisa N. Colleran	Director	March 1, 2023
Lisa N. Colleran
/s/ Dennis Condon	Director	March 1, 2023
Dennis Condon
/s/ Ann Custin	Director	March 1, 2023
Ann Custin
/s/ Leslie Gillin	Director	March 1, 2023
Leslie Gillin
/s/ Edward Schutter	Director	March 1, 2023
Edward Schutter
/s/ Bryan Slotkin	Director	March 1, 2023
Bryan Slotkin