Form 10-Q
period 2023-03-31
ESTABLISHMENT LABS HOLDINGS INC.
filed 2023-05-10
CIK 1688757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023.
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
The number of the registrant’s common shares outstanding as of May 9, 2023 was 25,737,847.

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
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended or the Exchange Act. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this report. Any statements that refer to projections of our future financial or operating performance, our liquidity, anticipated trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about future operating results, are forward-looking statements.
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
•Pandemics, epidemics, or other public health crises may adversely affect our business and financial results in the future, as was the case with the COVID-19 pandemic in recent years.
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
•Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our liquidity and financial performance.
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

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash	$42,847	$66,355
Accounts receivable, net of allowance for doubtful accounts of $1,003 and $741	41,049	35,423
Inventory, net	46,141	36,583
Prepaid expenses and other current assets	12,004	11,543
Total current assets	142,041	149,904
Long-term assets:
Property and equipment, net of accumulated depreciation	57,051	51,092
Goodwill	465	465
Intangible assets, net of accumulated amortization	4,367	4,608
Right-of-use operating lease assets, net	3,998	3,702
Other non-current assets	1,437	1,290
Total assets	$209,359	$211,061
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$20,254	$20,034
Accrued liabilities	19,638	17,237
Other liabilities, short-term	1,579	1,688
Total current liabilities	41,471	38,959
Long-term liabilities:
Note payable, net of debt discount and issuance costs	178,648	175,461
Operating lease liabilities, non-current	3,415	3,200
Other liabilities, long-term	1,821	1,626
Total liabilities	225,355	219,246
Commitments and contingencies (Note 12)
Shareholders’ equity:
Common shares - zero par value, unlimited amount authorized; 24,869,763 and 24,815,908 shares issued at March 31, 2023 and December 31, 2022, respectively; 24,461,693 and 24,407,838 shares outstanding at March 31, 2023 and December 31, 2022, respectively	224,910	223,637
Additional paid-in-capital	53,171	49,911
Treasury shares, at cost, 408,070 shares held at March 31, 2023 and December 31, 2022	(2,854)	(2,854)
Accumulated deficit	(293,536)	(281,594)
Accumulated other comprehensive income	2,313	2,715
Total shareholders’ equity	(15,996)	(8,185)
Total liabilities and shareholders’ equity	$209,359	$211,061
The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue	$46,524	$38,452
Cost of revenue	16,445	13,516
Gross profit	30,079	24,936
Operating expenses:
Sales, general and administrative	31,706	26,913
Research and development	6,533	3,598
Total operating expenses	38,239	30,511
Loss from operations	(8,160)	(5,575)
Interest income	75	20
Interest expense	(3,756)	(2,292)
Change in fair value of derivative instruments	—	(396)
Other income, net	729	2,709
Loss before income taxes	(11,112)	(5,534)
Provision for income taxes	(830)	(399)
Net loss	$(11,942)	$(5,933)

Basic and diluted net loss per share	$(0.48)	$(0.24)
Weighted average outstanding shares used for basic and diluted net loss per share	24,678,113	24,310,856

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(11,942)	$(5,933)
Other comprehensive income (loss):
Foreign currency translation loss	(402)	(2,107)
Other comprehensive loss	(402)	(2,107)
Comprehensive loss	$(12,344)	$(8,040)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Shareholders’ Equity (Deficit)
(In thousands, except share data)
(Unaudited)

	Common Shares		Treasury Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2023	24,815,908	$223,637	(408,070)	$(2,854)	$49,911	$(281,594)	$2,715	(8,185)
Stock option exercises	52,148	1,271	—	—	—	—	—	1,271
Share-based compensation	2,648	3	—	—	3,321	—	—	3,324
Shares withheld to cover income tax obligation upon vesting of restricted stock	(941)	(1)	—	—	(61)	—	—	(62)
Foreign currency translation loss	—	—	—	—	—	—	(402)	(402)
Net loss	—	—	—	—	—	(11,942)	—	(11,942)
Balance at March 31, 2023	24,869,763	$224,910	(408,070)	$(2,854)	$53,171	$(293,536)	$2,313	$(15,996)

	Common Shares		Treasury Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2022	24,488,335	$219,737	(408,070)	$(2,854)	$36,584	$(206,385)	$3,657	$50,739
Stock option exercises	113,821	1,702	—	—	—	—	—	1,702
Share-based compensation	—	—	—	—	3,434	—	—	3,434
Foreign currency translation loss	—	—	—	—	—	—	(2,107)	(2,107)
Net loss	—	—	—	—	—	(5,933)	—	(5,933)
Balance at March 31, 2022	24,602,156	$221,439	(408,070)	$(2,854)	$40,018	$(212,318)	$1,550	$47,835
The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(11,942)	$(5,933)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	936	953
Provision for doubtful accounts	282	69
Provision for inventory obsolescence	(387)	1,415
Share-based compensation	3,324	3,434
Loss from disposal of property and equipment	288	59
Unrealized foreign currency (gain)/ loss, net	(1,709)	(2,889)
Amortization of right-to-use asset	177	95
Change in reserve for PP&E impairment	(341)	—
Change in fair value of derivative instruments	—	396
Interest capitalized for construction in progress	(797)	—
Amortization of debt discount	3,187	580
Changes in operating assets and liabilities:
Accounts receivable	(5,356)	(5,067)
Inventory	(8,494)	(909)
Prepaid expenses and other current assets	(246)	69
Other assets	(137)	(636)
Accounts payable	(1,482)	2,021
Accrued liabilities	2,236	1,775
Operating lease liabilities	(175)	(91)
Other liabilities	22	(181)
Net cash used in operating activities	(20,614)	(4,840)
Cash flows from investing activities:
Purchases of property and equipment	(432)	(798)
Cost incurred for intangible assets	(49)	(390)
Capital expenditures on construction in progress	(3,797)	(4,551)
Net cash used in investing activities	(4,278)	(5,739)
Cash flows from financing activities:
Repayments on finance leases	(26)	(7)
Proceeds from stock option exercises	1,271	1,702
Tax payments related to shares withheld upon vesting of restricted stock	(62)	—
Net cash provided by financing activities	1,183	1,695
Effect of exchange rate changes on cash	201	125
Net decrease in cash	(23,508)	(8,759)
Cash at beginning of period	66,355	53,415
Cash at end of period	$42,847	$44,656

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Supplemental disclosures:
Cash paid for interest	$1,360	$1,707
Cash paid for income taxes	$218	$159

Supplemental disclosures of non-cash investing and financing activities:
Unpaid balance for property and equipment	$1,514	$51
Interest capitalized for construction in progress	$797	$—
Consideration payable related to asset acquisition	$—	$536
The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Formation and Business of the Company
Establishment Labs Holdings Inc., with its wholly owned subsidiaries, or the Company, is a global company that manufactures and markets innovative medical devices for aesthetic and reconstructive plastic surgery. The Company was established in the British Virgin Islands on October 9, 2013, at which time Establishment Labs, S.A., the Costa Rican manufacturing company, was reincorporated as a wholly-owned subsidiary. As of March 31, 2023, the Company also has wholly-owned subsidiaries in the United States (JAMM Technologies, Inc. and Motiva USA LLC), Brazil (Establishment Labs Produtos para Saude Ltda), Belgium (European Distribution Center Motiva BVBA), France (Motiva Implants France SAS), Sweden (Motiva Nordica AB), Switzerland (JEN-Vault AG), the United Kingdom (Motiva Implants UK Limited), Italy (Motiva Italy S.R.L), Spain (Motiva Implants Spain, S.L.), Austria (Motiva Austria GmbH), Germany (Motiva Germany GmbH) and Argentina (Motiva Argentina S.R.L). Substantially all of the Company’s revenues are derived from the sale of silicone gel-filled breast implants, branded as Motiva Implants.
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
The Company is pursuing regulatory approval to commercialize its products in the United States. The Company received approval for an investigational device exemption, or IDE, from the United States Food and Drug Administration, or FDA, in March 2018 to initiate a clinical trial in the United States for its Motiva Implants. In August 2019, the Company completed all patient surgeries for the IDE aesthetic cohorts, which include primary augmentation and revision. In the fourth quarter of 2021, the Company initiated a modular pre-market approval, or PMA, submission process with the FDA and submitted the first of four expected modules. In April 2022, the Company released preliminary results of the two-year patient follow-up data for the primary augmentation cohort of its IDE clinical trial. The second module was submitted in May 2022. In June 2022, full enrollment of the IDE clinical trial was complete, and all surgeries in the primary reconstruction cohort were performed. In August 2022, the third module was submitted to the FDA. The fourth and final module was submitted to the FDA in February 2023. The Company presented three-year patient follow-up data for the primary augmentation cohort of the IDE clinical trial at The Aesthetic Meeting in April 2023.
2.    Summary of Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2023 as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s audited consolidated financial statements as of December 31, 2022 and 2021 and for the years ended 2022, 2021 and 2020 presented in the Company’s Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 1, 2023. Below are those policies with current period updates.
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
The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the years ended December 31, 2022, 2021 and 2020 presented in the Company’s Form 10-K filed with the SEC on March 1, 2023.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The condensed consolidated financial statements include the Company’s accounts and those of its wholly owned subsidiaries as of March 31, 2023 as follows:

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
Unaudited Interim Condensed Consolidated Financial Information
The accompanying interim condensed consolidated financial statements as of March 31, 2023 and for the three months ended March 31, 2023 and 2022, and the related interim information contained within the notes to the condensed consolidated financial statements, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to state fairly the Company’s financial position as of March 31, 2023, and the results of its operations and cash flows for the three months ended March 31, 2023 and 2022. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full fiscal year 2023, or for any future period.
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
For the three months ended March 31, 2023 and 2022, Brazil accounted for 12.8% and 17.4%, respectively, of consolidated revenue and no other individual country exceeded 10% of consolidated revenue, on a ship-to

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
destination basis.
The majority of the Company’s consolidated total assets, including cash and tangible assets, is held in the United States. The Company’s long-lived assets, which primarily consist of property and equipment and intangible assets located in Costa Rica represented 87% and 88% of the total long-lived assets as of March 31, 2023 and December 31, 2022, respectively.
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
Substantially all of the Company’s revenues were derived from the sale of Motiva Implants. During the three months ended March 31, 2023, one customer accounted for more than 10% of the Company’s revenue. During the three months ended March 31, 2022, no customer accounted for more than 10% of the Company’s revenue. One customer accounted for 13.1% and 11.5% of the Company’s trade accounts receivable balance as of March 31, 2023 and December 31, 2022, respectively.
The Company relies on Avantor, Inc. (formerly NuSil Technology, LLC), or Avantor, as the sole supplier of medical-grade silicone used in Motiva Implants. During the three months ended March 31, 2023 and 2022, the Company had purchases of $13.2 million, or 55.1% of total purchases, and $7.3 million, or 31.4% of total purchases, respectively, from Avantor. As of March 31, 2023 and December 31, 2022, the Company had an outstanding balance owed to this vendor of $4.9 million and $5.6 million, respectively.
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
Cash
The Company’s cash consists of cash maintained in checking and interest-bearing accounts. The majority of the Company’s cash is held at two financial institutions in the United States. The Company accounts for financial instruments with original maturities of three months or less at the date of purchase as cash equivalents. The

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Company held no cash equivalents as of March 31, 2023 or December 31, 2022.
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
Inventory and Cost of Revenue
Inventory is stated at the lower of cost to purchase or manufacture the inventory or the net realizable value of such inventory. Cost is determined using the standard cost method which approximates actual costs using the first-in, first-out basis. The Company regularly reviews inventory quantities considering actual losses, projected future demand, and remaining shelf life to record a provision for obsolete and/or damaged inventory. An inventory reserve of $2.9 million and $2.6 million has been recorded as of March 31, 2023 and December 31, 2022, respectively.
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
Shipping and Handling Costs
Shipping and handling costs are expensed as incurred and are included in selling, general and administrative, or SG&A, expenses. For the three months ended March 31, 2023 and 2022, shipping and handling costs were $2.8 million and $1.4 million, respectively.
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
The Company recognizes revenue when title to the product and risk of loss transfer to customers, provided there are no remaining performance obligations required of the Company or any written matters requiring customer

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
acceptance. The Company allows for the return of product from direct customers in certain regions in limited instances within fifteen days after the original sale and records estimated sales returns as a reduction of sales in the same period revenue is recognized. Appropriate reserves are established for anticipated sales returns based on historical experience, recent gross sales and any notification of pending returns. Actual sales returns in any future period are inherently uncertain and thus may differ from the estimates. If actual sales returns differ significantly from the estimates, an adjustment to revenue in the current or subsequent period is recorded. As of March 31, 2023, an allowance of $1.0 million was recorded for product returns. As of December 31, 2022, allowance for product returns was de minimis.
A portion of the Company’s revenue is generated from the sale of consigned inventory maintained at physician, hospital, or clinic locations. For these products, revenue is recognized at the time the Company is notified by the consignee that the product has been implanted, not when the consigned products are delivered to the consignee’s warehouse.
Revenue was generated in these primary geographic markets:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
EMEA (Europe / Middle East / Africa)	$19,985	$17,917
Latin America	11,620	12,186
Asia-Pacific	14,021	8,041
Other	898	308
	$46,524	$38,452

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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
During the year ended December 31, 2022, there was no impairment of goodwill or intangible assets based on the

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
qualitative assessments performed by the Company. As of March 31, 2023, no triggering events have occurred which would indicate that the acquired intangible asset values may not be recoverable.
Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. There were no impairment charges, or changes in estimated useful lives recorded during the year ended December 31, 2022. As of March 31, 2023, no triggering events have occurred which would indicate that the acquired long-lived asset values may not be recoverable.
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
Income Taxes
The Company records income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s condensed consolidated financial statements or income tax returns. In estimating future tax consequences, expected future events, enactments or changes in the tax law or rates are considered. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized.
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
There were no material uncertain tax positions in fiscal year 2022 or for the three months ended March 31, 2023.
Foreign Currency
The financial statements of the Company’s foreign subsidiaries whose functional currencies are the local currencies are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, stockholders’ equity at the historical rates of exchange, and income and expense amounts at the average exchange rate for the period. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in “Accumulated other comprehensive income” as equity in the condensed consolidated balance sheet. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses resulting from foreign currency transactions are included within “Other income, net” in the condensed consolidated statements of operations. For the three months ended March 31, 2023, foreign currency transaction gain amounted to $0.9 million as compared to a foreign currency transaction gain of $2.8 million for the three months ended March 31, 2022.

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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
3.     Balance Sheet Accounts
Inventory, Net

	March 31, 2023	December 31, 2022

	(in thousands)
Raw materials	$18,781	$12,549
Work in process	1,949	1,666
Finished goods	25,411	22,368
	$46,141	$36,583

As of March 31, 2023 and December 31, 2022, $5.0 million and $2.0 million of inventory was on consignment, respectively.
Prepaid Expenses and Other Current Assets

	March 31, 2023	December 31, 2022

	(in thousands)
Prepaid insurance	$2,134	$2,598
Prepaid construction in process	1,811	2,240
Prepaid assets	1,410	991
Prepaid taxes	1,192	1,400
Prepaid services	576	685
Prepaid raw materials and accessories	359	433
Prepaid U.S. clinical trial costs	211	300
Prepaid warranty and distribution rights	193	238
Other	4,118	2,658
	$12,004	$11,543

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Property and Equipment, Net

	March 31, 2023	December 31, 2022

	(in thousands)
Machinery and equipment	$14,256	$11,118
Building improvements	6,988	7,006
Furniture and fixtures	8,181	5,645
Building	2,472	2,472
Leasehold improvements	2,304	2,233
Land	802	802
Vehicles	176	176
Construction in process	36,260	35,261
Total	71,439	64,713
Less: Accumulated depreciation and amortization	(14,388)	(13,621)
	$57,051	$51,092

For each of the three months ended March 31, 2023 and 2022, depreciation and amortization expense related to property and equipment was $0.6 million.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Accrued Liabilities
Accrued liabilities consisted of the following:

	March 31, 2023	December 31, 2022

	(in thousands)
Performance bonus	$6,364	$5,245
Payroll and related expenses	4,557	4,097
Bonus feature of stock option grants	4,500	4,500
Operating lease liabilities - current	782	688
Commissions	688	712
Professional and legal services	1,572	1,203
Taxes	314	171
Warranty reserve	183	130
Other	678	491
	$19,638	$17,237

Other Liabilities, Short-Term
Other liabilities, short-term consisted of the following:

	March 31, 2023	December 31, 2022

	(in thousands)
Deferred revenue	$1,579	$1,688
	$1,579	$1,688

Other Liabilities, Long-Term
Other liabilities, long-term consisted of the following:

	March 31, 2023	December 31, 2022

	(in thousands)
Deferred revenue	$1,840	$1,670
Other	(19)	(44)
	$1,821	$1,626

4.     Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the acquisition method of accounting are recorded at the estimated fair value of the assets

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
acquired. Purchased intangibles include certain patents and license rights, 510(k) authorization by the FDA to sell a medical device and other intangible assets.
The Company’s goodwill and most intangibles at March 31, 2023 are the result of previous asset and business acquisitions. Finite-lived intangibles are amortized over their estimated useful lives based on expected future benefit.
In addition to the intangibles acquired, the Company capitalized certain patent and license rights as identified intangibles based on patent and license rights agreements entered into over the past several years. Additionally, the Company capitalized certain software development costs.
There were no changes in the carrying amount of goodwill during the three months ended March 31, 2023:

	Balance as of January 1, 2023	Additions	Accumulated Impairment Losses	Balance as of March 31, 2023

	(in thousands)
Goodwill	$465	$—	$—	$465

The carrying amounts of these intangible assets other than goodwill as of March 31, 2023 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives

	(in thousands)			(in years)
Patents and license rights	$1,757	$(1,349)	$408	7-12
Customer relationships	2,033	(1,969)	64	4-10
510(k) authorization	567	(279)	288	15
Developed technology	62	(59)	3	10
Capitalized software development costs	5,048	(1,882)	3,166	2-5
Other	183	(36)	147	2-5
Capitalized patents and license rights not yet amortized	291	—	291
	$9,941	$(5,574)	$4,367

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The carrying amounts of intangible assets other than goodwill as of December 31, 2022 were as follows:

	Gross Carrying Amount		Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives

	(in thousands)				(in years)
Patents and license rights	$1,757		$(1,321)	$436	7-12
Customer relationships	2,033		(1,967)	66	4-10
510(k) authorization	567		(269)	298	15
Developed technology	62		(58)	4	10
Capitalized software development costs	5,001	‘	(1,630)	3,371	2-5
Other	183		(41)	142	2-5
Capitalized patents and license rights not yet amortized	291		—	291
	$9,894		$(5,286)	$4,608

The amortization expense associated with intangible assets was $0.3 million for each of the three months ended March 31, 2023 and 2022. Non-product related amortization is recorded in SG&A while product related amortization is recorded in cost of revenue.
As of March 31, 2023, the amortization expense related to identifiable intangible assets, with definite useful lives, in future periods is expected to be as follows:

Year Ending December 31,	(in thousands)
2023 (remaining)	$868
2024	1,069
2025	941
2026	479
2027	290
Thereafter	429
Total	$4,076

The Company evaluates the recoverability of goodwill and indefinite-lived intangible assets annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. During the year ended December 31, 2022, there was no impairment of goodwill or intangible assets based on the qualitative assessments performed by the Company. As of March 31, 2023, no triggering events have occurred which would indicate that the acquired intangible asset values may not be recoverable.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Pursuant to the terms of the Credit Agreement, the Term Loans will be advanced in four tranches:
•The first tranche, or the Tranche A Term Loan, was advanced in the amount of $150 million on the Closing Date. A portion of the first tranche was used to repay the outstanding principal and interest under the Company’s credit agreement with Madryn Health Partners, LP, as administrative agent, and a syndicate of lenders in full, including the early repayment penalty of $6.5 million.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
The effective interest rate under the Credit Agreement is 10.4%, and the weighted average interest rate is 9.0%. The Company elected to pay interest in kind on up to two-thirds of cash interest payments prior to the second anniversary of the Closing Date, resulting in a minimum initial cash interest rate of 3.00%. The Company incurred $9.4 million in interest expense in connection with the Credit Agreement during the year ended December 31, 2022 and $4.1 million in interest expense during the three months ended March 31, 2023. No principal payments are due on the Term Loans until the final maturity date on April 26, 2027.
As of March 31, 2023, $184.0 million was outstanding under the Credit Agreement representing the initial principal of $150 million for the Tranche A Term Loan, $25 million for the Tranche B Term Loan and $9.0 million of interest accrued into the principal balance.

	March 31, 2023	December 31, 2022

	(in thousands)
Principal	$184,034	$181,314
Net unamortized debt discount and issuance costs	(5,386)	(5,853)
Net carrying value of Oaktree debt	$178,648	$175,461

As of March 31, 2023, the Company was in compliance with all financial debt covenants.
Madryn Debt
In August 2017, the Company entered into the Madryn Credit Agreement, with Madryn and a syndicate of lenders that was scheduled to mature on September 30, 2025. After an amendment in August 2020, the Madryn Credit Agreement provided for term loans in a maximum aggregate principal amount of $65.0 million.
In connection with the Madryn Credit Agreement, the Company and certain of its subsidiaries granted a security interest in substantially all of their respective assets, including, without limitation, intellectual property, and pledges of certain shares of the Company’s subsidiaries, subject to certain excluded collateral exceptions.
Borrowings under the Madryn Credit Agreement bore interest at a rate equal to 3-month LIBOR plus 8.0% per annum provided that no default had occurred. The effective interest rate under the amended Madryn Credit Agreement was 18.4%, and the weighted average interest rate was approximately 10.6% until extinguishment. The Company incurred $1.7 million in interest expense in connection with Madryn Credit Agreement during the three months ended March 31, 2022. No principal payments were due on the term loans until the final maturity date on September 30, 2025.
The Company also determined that the Madryn Credit Agreement contained put options which are mandatory

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
repayment provisions related to liquidity events or an event of default and a call option related to voluntary repayment option. The Company allocated a fair value of $15.1 million for these embedded derivatives as a debt discount on the original commitment date in August 2017. An additional $5.0 million and $1.6 million debt discount was recorded on respective borrowing dates when the Company met the required milestones and borrowed an additional $10.0 million in the fourth quarter of fiscal 2017 and $25.0 million in August 2019. The Company revalued the embedded derivatives as of each reporting period and recorded the change in the fair value in the consolidated statement of operations.
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
6.     Leases
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
The Company has operating leases for facilities and office space. As of March 31, 2022, the Company’s finance leases are immaterial. Operating lease assets and the related lease liabilities are included within the ROU operating lease assets on the condensed consolidated balance sheets. The determination of whether an arrangement is, or contains, a lease is performed at the inception of the arrangement. The Company has operating leases for certain facilities, and office spaces to be used in its operations, with remaining lease terms ranging from monthly to 7 years. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at the election of the Company to renew or extend the lease for additional years. These optional periods have not been considered in the determination of the ROU or lease liabilities associated with these leases as management did not consider it reasonably certain it would exercise the options. Short-term leases, which have an initial term of 12 months or less, are not recorded in the balance sheet and expense for these leases is recognized on a straight-line basis over the lease term.
The Company’s lease agreements do not contain any termination options, material residual value guarantees, material bargain purchase options or material restrictive covenants. The Company does not have any lease transactions with related parties.
Total lease cost includes the following components for the three months ended March 31, 2023 and 2022, as well as for the year ended December 31, 2022:

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	March 31, 2023	March 31, 2022
	(in thousands)
Operating lease expense cost	$277	$147

	March 31, 2023	December 31, 2022
Supplemental balance sheet information	(in thousands)
Operating leases
Operating lease right-of-use assets	$3,998	$3,702
Operating lease liabilities - short-term	782	688
Operating lease liabilities - long-term	3,415	3,200
Total operating lease liabilities	$4,197	$3,888

Weighted-average remaining lease term (years)
Operating leases	5.2	5.4

Weighted-average discount rate (%)
Operating leases	9.4%	9.5%

	March 31, 2023	March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities	(in thousands)
Operating cash outflows from operating leases	$268	$147

ROU assets obtained in exchange for new lease liabilities
Operating leases	$478	$—

Maturities of lease liabilities as of March 31, 2023 were as follows:

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Years Ending December 31,	Operating Leases
(in thousands)
2023 (remaining)	$807
2024	1,065
2025	923
2026	840
2027	728
Thereafter	802
Total future minimum lease payments	5,165
Less: Amount of lease payments representing interest	(968)
Present value of future minimum lease payments	$4,197

7.    Shareholders’ Equity
Under the Company’s Amended and Restated Memorandum of Association and Articles of Association, or Articles, in effect as of March 31, 2023 and December 31, 2022, the Company had authorized an unlimited number of common shares with no par value.
As of March 31, 2023 and December 31, 2022, 24,869,763 and 24,815,908 common shares, respectively, were issued and 24,461,693 and 24,407,838 common shares, respectively, were outstanding.
During the three months ended March 31, 2023, the Company granted stock options and RSUs to employees and contractors (see Note 8).
The Company had reserved common shares for future issuances as follows:

	March 31, 2023	December 31, 2022
Options to purchase common shares	1,884,983	1,873,165
Remaining shares available under the 2018 Equity Incentive Plan	2,917,348	2,271,999
Shares issuable on vesting of grants of RSUs	202,680	164,643
Remaining shares available under the 2018 ESPP	1,035,000	848,000
Total	6,040,011	5,157,807

8.     Share-Based Compensation
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Pursuant to the “evergreen” provision contained in the 2018 Plan, the number of common shares reserved for issuance under the 2018 Plan automatically increases on first day of each fiscal year, commencing on January 1, 2019, in an amount equal to the least of (1) 750,000 shares, (2) 4% of the total number of the Company’s common shares outstanding on the last day of the preceding fiscal year, or (3) a number of common shares as may be determined by the Company’s Board of Directors prior to any such increase date. On each of January 1, 2019 through 2023 the number of common shares authorized for issuance increased automatically by 750,000 shares in accordance with the evergreen provision, increasing the number of common shares reserved under the 2018 Plan to 5,250,000 as of March 31, 2023.
During the periods presented, the Company recorded the following share-based compensation expense for stock options and restricted stock awards:

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Sales, general and administrative	$2,748	$2,967
Research and development	576	467
Total	$3,324	$3,434

Stock Options

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2022	1,873,165	$42.73	7.06	$47,273
Granted (weighted-average fair value $46.17 per share)	92,519	73.57
Exercised	(52,148)	24.40
Forfeited/canceled	(28,553)	72.31
Balances at March 31, 2023	1,884,983	$44.31	7.04	$47,365

As of March 31, 2023, 1,062,890 options were vested and exercisable with weighted-average exercise price of $32.03 per share and a total aggregate intrinsic value of $39.2 million.
During the three months ended March 31, 2023, 52,148 options were exercised at a weighted-average price of $24.40 per share. The intrinsic value of the options exercised during the three months ended March 31, 2023 and 2022 was $2.5 million and $5.0 million, respectively. Upon the exercise of stock options, the Company issued new shares from its authorized shares.
At March 31, 2023, unrecognized compensation expense was $22.0 million related to stock options granted to employees and members of the Board of Directors and $2.4 million related to stock options granted to consultants. The weighted-average period over which such compensation expense will be recognized is 2.4 years.
Stock Options Granted to Employees
Share-based compensation expense for employees is based on the grant date fair value. The Company recognizes compensation expense for all share-based awards ratably on a straight-line basis over the requisite service period of the awards, which is generally the vesting term of four years. During the three months ended

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2023 and 2022, the Company recognized $2.1 million and $2.9 million, respectively, of share-based compensation expense for stock options granted to employees.
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
The fair value of stock options granted to employees was estimated using the following assumptions:

	Three Months Ended March 31,
	2023	2022
Volatility	62%	59%
Risk-free interest rate	4.1% - 4.3%	1.6%
Term (in years)	6.25	6.25
Dividend yield	—	—

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Stock Options Granted to Non-Employees
Share-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned using an accelerated attribution method. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered. For the three months ended March 31, 2023 and 2022, the Company recognized an expense of $0.4 million and a benefit of $37,000, respectively, for stock options granted to consultants.
The fair value of stock options granted to consultants was estimated using the following assumptions during the following periods presented:

Three Months Ended March 31,
2023
Volatility	60%
Risk-free interest rate	4.0%
Term (in years)	10
Dividend yield	—

The Company did not grant any stock options to consultants in the three months ended March 31, 2022.
Restricted Stock
Each vested RSU entitles the holder to be issued one common share. These awards vest according to a vesting schedule determined by the Compensation Committee of the Company’s Board of Directors, generally over a one to four year period.
The following table represents RSU activity for fiscal 2023:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding unvested at December 31, 2022	164,643	$69.49
Granted	47,233	73.04
Vested	(2,648)	65.72
Forfeited/canceled	(6,548)	65.23
Outstanding unvested at March 31, 2023	202,680	$66.44

The fair value of RSUs is the grant date market value of common shares. The Company recognizes share-based compensation expense related to RSUs using a straight-line method over the vesting term of the awards. The share-based compensation expense for RSUs that vested during the three months ended March 31, 2023 and 2022, was $0.8 million and $0.6 million, respectively, which was calculated based on the market value of the Company’s common shares on the applicable grant date.
As of March 31, 2023, the Company had unrecognized share-based compensation cost of approximately $11.0 million associated with unvested awards of RSUs. This cost is expected to be recognized over a weighted-average period of approximately 3.1 years.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
9.    Net Loss Per Share
The following table summarizes the computation of basic and diluted net loss per share for the periods presented:

	Three Months Ended March 31,
	2023	2022
	(in thousands, except share and per share data)
Numerator:
Net loss	$(11,942)	$(5,933)
Denominator:
Weighted average common shares used for basic and diluted earnings per share	24,678,113	24,310,856

Net loss per share:
Basic and diluted	$(0.48)	$(0.24)

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
The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares:

	Three Months Ended March 31,
	2023	2022
Options to purchase common shares	1,634,983	1,768,619
Shares issuable on vesting of grants of RSUs	202,680	21,025
Warrants to purchase common shares	—	5,500
Total	1,837,663	1,795,144

10.    Related Party Transactions
During the three months ended March 31, 2023 and 2022, the Company recorded revenue of $0.5 million and $0.4 million, respectively, for product sales to Herramientas Medicas, S.A., a distribution company owned by a family member of the Chief Executive Officer of the Company. Accounts receivable owed to the Company from this distribution company amounted to approximately $0.8 million and $0.4 million as of March 31, 2023 and December 31, 2022, respectively.
In 2016, the Company also entered into a separate agreement with Dr. Chacón Quirós, the brother of the Company’s Chief Executive Officer Juan José Chacón Quirós, to maintain his clinic in Costa Rica as a MotivaImagine Excellence Center and to host and train physicians in the use of the Company’s products in relevant procedures, among other services, in exchange for cash reimbursement of up to $4,500 per day that

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
such services are rendered. In August 2022, the Company entered into a new agreement with Dr. Chacón Quirós, replacing the original agreement, to continue the training services in exchange for cash reimbursement of his hourly rate of $531 when such services are rendered. In December 2020, Dr. Chacón Quirós was granted options to purchase 22,068 common shares vesting over four years in equal annual installments, provided that he continues to provide these services at such times. During the three months ended March 31, 2023 and 2022, the Company paid Dr. Chacón Quirós approximately $60,000 and $32,000, respectively, for services rendered.
On December 12, 2022, the Company granted to Nicholas Lewin, a member of the board of directors, a stock option award for 7,829 options with a grant date fair value of $0.4 million as a compensation for consulting services he performs for the Company in addition to his services as a non-employee director.
On April 1, 2022, the Company entered into a consulting agreement with Lisa Gersh, who served on the Company’s board of directors until March 31, 2022. Pursuant to the consulting agreement, Ms. Gersh will perform consulting services as requested by the Company, with the expectation that she will advise the board of directors on elements of corporate leadership and governance. As payment for Ms. Gersh’s consulting services, the Company paid Ms. Gersh a consulting fee of $87,500 during the year ended December 31, 2022 and $43,750 in the three months ended March 31, 2023. In addition, her outstanding equity awards granted during her term as a member of the board of directors will continue to vest in accordance with their terms. The consulting agreement terminates on March 31, 2024.
11.     Employee Benefits
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
12.     Commitments and Contingencies
Contingencies
Periodically, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. As of March 31, 2023 and 2022, contingent liabilities were not material, individually or in the aggregate, to the Company's financial condition, results of operations or cash flows. However, any monetary liability or financial impact to the Company from these contingent liabilities could differ materially from the Company's expectations.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
service as directors or officers, other than liabilities arising from willful misconduct of the individual.
The Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. No liability associated with such indemnifications has been recorded to date.
13.    Subsequent Events
Public Offering
On April 24, 2023, the Company issued 1,100,000 common shares in an underwritten public offering, at a price to the public of $71.50 per share. The Company also granted the underwriters a 30-day option to purchase up to 165,000 additional common shares, at the public offering price per share, less underwriting discounts and commissions, which was exercised. Net proceeds to the Company after deducting underwriting discounts and commissions, but before offering expenses, were approximately $85.0 million. As a result of the offering, the Company’s total number of outstanding shares increased by 1,265,000 shares immediately following the closing of the offering on April 27, 2023.

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
Overview
Our line of silicone gel-filled breast implants, branded as Motiva Implants, is the centerpiece of our medical technology platform. Our post-market surveillance data (which was not generated in connection with a United States Food and Drug Administration, or FDA, pre-market approval, or PMA, study collected at defined follow-ups but was patient or practitioner reported) and published third-party data indicate that Motiva Implants show low rates of adverse events (including rupture, capsular contracture, and safety related reoperations) that we believe compare favorably with those of our competitors. We believe the proprietary technologies that differentiate our Motiva Implants enable improved safety and aesthetic outcomes and drive our revenue growth. We have developed other complementary products and services, which are aimed at further enhancing patient outcomes.
We have devoted a majority of our resources since inception to developing our Motiva Implants, which we began selling in October 2010. We have incurred net losses in each year since inception, and we have financed our operations primarily through equity financings and debt financings.
Financial Highlights
Our revenue for the three months ended March 31, 2023 and 2022 was $46.5 million and $38.5 million, respectively, an increase of $8.1 million, or 21.0%. Net losses were $11.9 million for the three months ended March 31, 2023 as compared to $5.9 million for the three months ended March 31, 2022. As of March 31, 2023 we had an accumulated deficit of $293.5 million.
Our cash balance as of March 31, 2023 was $42.8 million.
Recent Developments
In April 2023, we completed an underwritten public offering of an aggregate of 1,265,000 common shares at a price to the public of $71.50, resulting in net proceeds to us after deducting underwriting discounts and commissions, but before offering expenses, of approximately $85.0 million. See Note 13 “Subsequent Events” for additional information.
In April 2023, we announced the launch of Mia Femtech in Japan. The premium and personalized Mia Femtech experience is being launched at two clinics in Japan. Seishin Plastic and Aesthetic Surgery Center operates 10 premium plastic surgery clinics with Mia Femtech now available at their main Tokyo clinic in Roppongi and at their newest clinic in Ginza. Joe Clinic is a high-end medical aesthetics chain in Japan that will offer Mia Femtech initially at its Tokyo and Osaka locations. In March 2023, we announced agreements with four partners in Stockholm, Sweden, Geneva and Zurich, Switzerland, and Barcelona, Spain. Mia Femtech is not yet commercially available in the European Union.
In November 2022, Motiva Implants and the Motiva Flora tissue expander received regulatory approval for use in Japan by the Pharmaceuticals and Medical Devices Agency, or PMDA. These products have also received reimbursement for post-mastectomy reconstruction under the Japanese National Health System.
By June 30, 2022, all surgeries in the investigational device exemption, or IDE, U.S. clinical trial were complete. We also completed the study subject follow-up for the aesthetic cohort through three years. The Motiva IDE clinical trial enrolled 827 patients at 32 centers in the US, Germany, and Sweden. The study was designed to assess the safety and effectiveness of Motiva breast implants in primary breast augmentation, primary breast reconstruction, and revision breast procedures. The study included 562 patients in the augmentation cohorts and

265 in the reconstructive cohorts. In April 2023, we presented the three-year patient follow-up data for the primary augmentation cohort of the IDE clinical trial at The Aesthetic Meeting 2023.
In April 2022, we entered into a Credit Agreement and Guaranty, or the Credit Agreement, together with certain of our subsidiaries as guarantors, the lenders from time to time party thereto, or the Lenders, and Oaktree Fund Administration, LLC, as administrative agent for the Lenders, pursuant to which the Lenders agreed to make term loans to the Company in an aggregate principal amount of up to $225 million. The first and second tranche were advanced in the amount of $150 million and $25 million on April 26, 2022 and December 23, 2022, respectively. A portion of the proceeds from the first tranche was used to repay in full the $65.0 million in aggregate principal amount outstanding under our credit agreement, or the Madryn Credit Agreement, with Madryn Health Partners, LP, or Madryn, as administrative agent, and a syndicate of lenders, including the $6.5 million early repayment penalty, and the Madryn Credit Agreement was terminated. See Note 5 “Debt” for additional information.
We are in the process of expanding our manufacturing facilities and corporate offices in the Coyol Free Zone in Costa Rica, or CFZ. The current $45.6 million estimate for the first phase of the project includes approximately 100,000 square feet of facility space and would initially increase our manufacturing capacity by approximately 730,000 units per year. Additional phases of the project may be executed, at our option, to further expand manufacturing capacity at the facility. We held the groundbreaking ceremony for our new Sulàyöm Innovation Campus in Costa Rica in the second quarter of 2021. Construction began following finalization and execution of certain contractual arrangements in the third quarter of 2021. The initial phase of construction of the cold shell structure was funded by the Coyol Free Zone, and Establishment Labs had the option to purchase the land and cold shell building. See Note 3, “Balance Sheet Accounts” for additional information regarding this construction project and our right to purchase the title to the land and cold shell building. On May 26, 2022, we exercised our option to purchase the title of the land and cold shell building and made our first payment of approximately $9.5 million in connection with the exercise of this option. The remaining payment of approximately $3.1 million was made in October 2022.
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
We commenced sales of our Motiva Implants in October 2010 and these products have historically accounted for the majority of our revenues. Sales of our Motiva breast implants accounted for over 99% of our revenues for the three months ended March 31, 2023, and we expect our revenues to continue to be driven primarily by sales of these products. We primarily derive revenue from sales of our Motiva Implants to two types of customers: (1) medical distributors and (2) direct sales to physicians, hospitals, and clinics.
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
Operating Expenses
Sales, General and Administrative
Sales, general and administrative, or SG&A, expenses primarily consist of compensation, including salary, share-based compensation and employee benefits for our sales and marketing personnel, and for administrative personnel that support our general operations such as information technology, executive management, financial accounting, customer service, and human resources personnel. SG&A expenses also includes costs attributable to freight, marketing, sales support, travel, legal services, financial audit fees, insurance costs, and consulting services. We have incurred additional SG&A expenses in connection with being a public company as we are no longer able to rely on the “emerging growth company” exemption we were previously afforded under the Jumpstart Our Business Startups Act of 2012, or JOBS Act.
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
We expect our R&D expenses to remain elevated for the foreseeable future as we continue to advance our products under development, as well as initiate and prepare for additional clinical studies. We received an approval of an IDE, from the FDA in March 2018 to initiate a clinical trial and enrolled the first patient in April 2018. In August 2019, we completed all patient surgeries for the IDE aesthetic cohorts, which include primary augmentation and revision augmentation. In June 2022, full enrollment of the IDE clinical trial was complete, and all surgeries in the primary reconstruction cohort were performed. As of September 30, 2022, we also completed the three-year study subject follow-up for the aesthetic cohort. In the fourth quarter of 2021, we initiated a modular PMA submission process with the FDA and submitted the first of four modules. The second, third and fourth modules were submitted to the FDA in May 2022, August 2022 and February 2023, respectively. We estimate that total costs for this IDE clinical trial will be between $30.0 million and $40.0 million over ten years since the inception of the study. We also have other products under development for which we may be required to conduct clinical trials in future periods in order to receive regulatory approval to market these products.

Interest Expense
Interest expense consists primarily of cash and non-cash interest related to outstanding debt and amortization of debt discounts. As of March 31, 2023, we had $184.0 million in outstanding principal under our term loan. See Note 5 “Debt” for additional information.
Other Income, Net
Other income, net primarily consists of foreign currency gains/losses and interest income.
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
Business Update Regarding COVID-19 and Macroeconomic Conditions
In recent years, the COVID-19 pandemic has presented a substantial public health and economic challenge around the world, resulting in a disruption in our operations in fiscal 2020 and, to a lesser degree, in fiscal 2021. We continue to closely monitor developments related to the pandemic and our decisions will continue to be driven by the health and well-being of our employees, our distributor and plastic surgeon customers, and their patients while maintaining operations to support our customers and their patients in the near-term.
•2023 Results: The first quarter of 2023 resulted in record quarterly revenue, primarily due to increases in demand in our EMEA and Asia-Pacific regions.
•Outlook: At this time, the full extent of the impact of the COVID-19 pandemic and uncertain global macroeconomic conditions, particularly in Europe, on our business, financial condition and results of operations is uncertain and cannot be predicted with reasonable accuracy and will depend on future developments that are also uncertain and cannot be predicted with reasonable accuracy. However, management does not expect future results of operations to be materially impacted by the COVID-19 pandemic, although we expect that our business and results of operations will continue to be impacted by macroeconomic conditions, particularly in Europe, during the remainder of fiscal 2023.
For additional information on the various risks posed by the global pandemics or other public health crises, such as the COVID-19 pandemic, and other uncertain macroeconomic conditions on our business, financial condition and results of operations, please see Item 1A. “Risk Factors” in this report.
Business Update Regarding Ukraine Conflict
In February of 2022, Russia invaded Ukraine and is still engaged in active armed conflict against the country. Our revenue from this region has been negatively impacted, and we anticipate it to continue to be negatively impacted while the conflict continues. For the three months ended March 31, 2023 and 2022, these countries accounted for 1.4% and 1.7%, respectively, of consolidated revenue.

Consolidated Results of Operations
The following table sets forth our results of operations for the periods presented, in dollars:

	Three Months Ended March 31,
	2023	2022

	(unaudited) (in thousands)
Revenue	$46,524	$38,452
Cost of revenue	16,445	13,516
Gross profit	30,079	24,936
Operating expenses:
Sales, general and administrative	31,706	26,913
Research and development	6,533	3,598
Total operating expenses	38,239	30,511
Loss from operations	(8,160)	(5,575)
Interest expense	(3,756)	(2,292)
Change in fair value of derivative instruments	—	(396)
Other income, net	804	2,729
Loss before income taxes	(11,112)	(5,534)
Provision for income taxes	(830)	(399)
Net loss	$(11,942)	$(5,933)

Comparison of the Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,
	2023	2022

	(unaudited) (in thousands)
Revenue	$46,524	$38,452
Cost of revenue	16,445	13,516
Gross profit	$30,079	$24,936
Gross margin	64.7%	64.8%

Revenue
Revenue increased $8.1 million, or 21.0%, to $46.5 million for the three months ended March 31, 2023 as compared to $38.5 million for the three months ended March 31, 2022. The increase was primarily due to share gains in global markets, particularly in our EMEA and Asian Pacific markets. Our share gains in global markets were driven, in part, by our efforts to expand direct sales in multiple geographies.
Cost of Revenue and Gross Margin
Cost of revenue increased $2.9 million, or 21.7%, to $16.4 million for the three months ended March 31, 2023 compared to $13.5 million for the three months ended March 31, 2022. The increase in cost of revenue is in line with the increase in revenue described above.
Gross margin remained stable at 64.7% for the three months ended March 31, 2023 compared to 64.8% for the three months ended March 31, 2022, although impacted by an increase in cost of labor and overhead, due to higher production and the revaluation of the Costa Rica colón.
Operating Expenses

	Three Months Ended March 31,
	2023	2022

	(unaudited) (in thousands)
Operating expenses:
Sales, general and administrative	$31,706	$26,913
Research and development	6,533	3,598
Total operating expenses	$38,239	$30,511

Sales, General and Administrative Expense
SG&A expense increased $4.8 million, or 17.8%, to $31.7 million for the three months ended March 31, 2023, compared to $26.9 million for the three months ended March 31, 2022. The increase in SG&A was primarily due to a $1.6 million increase in personnel and related costs due to increased headcount, a $1.5 million increase in sales and marketing expenses, a $1.1 million increase in freight associated with higher revenues, and a $0.6 million increase in costs in facilities from our expanding operations.
Research and Development Expense
R&D expense increased $2.9 million, or 81.6%, to $6.5 million for the three months ended March 31, 2023, compared to $3.6 million for the three months ended March 31, 2022. The increase in R&D expense was primarily due to a $2.3 million increase in personnel cost and a $0.7 million increase in expenditures related to our IDE clinical trial in the United States.

Interest Expense
Interest expense was $3.8 million for the three months ended March 31, 2023, compared to $2.3 million for the three months ended March 31, 2022. The increase was primarily due to the new Credit Agreement entered into on April 2022 and the second tranche advanced pursuant to the Credit Agreement in December 2022.
Provision for Income Taxes
Provision for income taxes increased $0.4 million, or 108.0%, to $0.8 million for the three months ended March 31, 2023, compared to $0.4 million for the three months ended March 31, 2022. The change in the provision for income taxes is primarily due to increased pre-tax income in certain US and foreign jurisdictions.
Other Income, Net
Other income, net decreased $2.0 million to income of $0.7 million for the three months ended March 31, 2023, compared to income of $2.7 million for the three months ended March 31, 2022. The decrease was primarily due to the foreign currency fluctuations of the Brazilian real and euro as compared to the U.S. dollar in fiscal 2022, resulting in a foreign currency transaction gain of $0.9 million, the majority of which remains unrealized, for the three months ended March 31, 2023, compared to a $2.8 million gain for the three months ended March 31, 2022.
Liquidity and Capital Resources
As of March 31, 2023, we had an accumulated deficit of $293.5 million. Since our inception, we have generated losses and expect to continue to generate losses in the near term. We have financed our operations through a combination of equity financings and debt financings, and from cash generated from operations, primarily from the collection of accounts receivable resulting from sales. Our historical cash outflows have primarily been associated with cash used for operating activities such as expansion of our sales and marketing and distributor infrastructure, investing in inventory, R&D activities, asset acquisitions, capital improvements, including our new manufacturing facility, and other working capital needs. As of March 31, 2023 and December 31, 2022, we had cash of $42.8 million and $66.4 million, respectively. In addition, in April 2023, we completed an underwritten public offering of an aggregate of 1,265,000 common shares at a price to the public of $71.50, resulting in net proceeds to us after deducting underwriting discounts and commissions, but before offering expenses, of approximately $85.0 million. See Note 13 “Subsequent Events” for additional information.
Our short-term liquidity requirements consist primarily of operating expenses and interest payments on the Credit Agreement. We believe that our available cash and cash from operations will be sufficient to satisfy our liquidity requirements for at least the next 12 months, including our contractual and other obligations summarized in our Annual Report on Form 10-K for the year ended December 31, 2022 under “Material Cash Requirements”. Our long-term liquidity needs consist primarily of operating expenses, including expected increases in SG&A and R&D expenses related to our IDE clinical trial, regulatory compliance and product development and funds necessary to pay for the interest and principal payment on our Term Loans. Our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect.
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
We may need to raise additional capital to execute our business plan. In April 2023, we filed an automatic shelf registration statement (the “Shelf Registration Statement”) with the SEC that expires in April 2026, which will allow us to offer and sell our common shares, warrants, rights and units. We may use the Shelf Registration Statement or other capital sources, including other offerings of equity or debt securities or the credit markets, to satisfy future financing needs. If we are unable to raise additional capital when desired, or on terms acceptable to us, our business, results of operations, and financial condition would be adversely affected.
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Three Months Ended March 31,
	2023	2022
	(unaudited) (in thousands)
Net cash provided by (used in):
Operating activities	$(20,614)	$(4,840)
Investing activities	(4,278)	(5,739)
Financing activities	1,183	1,695
Effect of exchange rate changes on cash	201	125
Net decrease in cash	$(23,508)	$(8,759)

Net Cash Used in Operating Activities
Net cash used in operating activities of $20.6 million for the three months ended March 31, 2023 was primarily comprised of a net loss of $11.9 million, changes in operating assets and liabilities of $13.6 million, $1.7 million of unrealized foreign currency gain and $0.8 million of interest capitalized for construction in progress, partially offset by $3.3 million of share-based compensation expense, $3.2 million of non-cash interest expense due to accretion of debt discounts, and a $0.9 million of non-cash depreciation expense.
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
Net Cash Used in Investing Activities
Net cash used in investing activities of $4.3 million for the three months ended March 31, 2023 primarily consisted of $3.8 million of cash paid for capital expenditures on construction in progress related primarily to our new manufacturing facility in the Coyol Free Zone in Costa Rica and $0.4 million in purchases of property and equipment.
Net cash used in investing activities of $5.7 million for the three months ended March 31, 2022 primarily consisted of $4.6 million of cash paid for capital expenditures on construction in progress related primarily to our new manufacturing facility in the Coyol Free Zone in Costa Rica, $0.8 million in purchases of property and equipment, and $0.4 million of purchases of intangibles.
Net Cash Provided by Financing Activities
Net cash provided by financing activities of $1.2 million for the three months ended March 31, 2023 primarily consisted of $1.3 million in proceeds received for stock option exercises which was partially offset by $62,000 paid to satisfy tax withholding obligations upon the vesting of restricted stock and $26,000 in repayments on finance leases.
Net cash provided by financing activities of $1.7 million for the three months ended March 31, 2022 primarily consisted of $1.7 million in proceeds received for stock option exercises, which were partially offset by $7,000 in repayments on finance leases.
Material Cash Requirements
Our material cash requirements have not changed materially from those included in our Annual Report on the Form 10-K filed with the SEC on March 1, 2023 except as related to long-term debt as described in the section below.
Indebtedness
On April 26, 2022, or the Closing Date, we entered into the Credit Agreement, pursuant to which the Lenders agreed to make term loans to the Company in an aggregate principal amount of up to $225 million, which we collectively refer to as the Term Loans, with the first tranche of $150 million advanced on the Closing Date. Part of the first tranche was used to repay the outstanding principal and interest under the Madryn Credit Agreement in full, including the early repayment penalty of $6.5 million. In December 2022, we qualified to borrow and received an advance of $25 million under the second tranche. The Term Loans will mature on the 5-year anniversary of the Closing Date and accrue interest at a rate equal to 9% per annum. As of March 31, 2023, $184.0 million was outstanding under the Credit Agreement, representing the initial principal of $150 million for the Tranche A Term Loan, $25 million for the Tranche B Term Loan and $9.0 million of interest accrued into the principal balance.
See Note 5 “Debt” for additional information.
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
We identified certain critical accounting policies that affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements for the year ended December 31, 2022 included in our Annual Report on Form 10-K filed with the SEC on March 1, 2023, which we disclosed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations―Critical Accounting Policies, Significant Judgments and Use of Estimates in the Annual Report on Form 10-K. We have not made any material changes to these policies as previously disclosed in the Form 10-K.
Recent Accounting Pronouncements
Please refer to Note 2 “Summary of Significant Accounting Policies” in the notes to the unaudited condensed consolidated financial statements included in this Form 10-Q for information on recent accounting pronouncements and the expected impact on our unaudited condensed consolidated financial statements.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk during the three months ended March 31, 2023 has not materially changed from what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. See Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of March 31, 2023, the end of the period covered by this Quarterly Report on From 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report at the reasonable assurance level.
Material Weaknesses in Internal Control over Financial Reporting
We disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 that we had a material weakness in our internal control over financial reporting as of December 31, 2022 related to user access control deficiencies and a lack of segregation of duties with respect to certain user roles.
Plan for Remediation of the Material Weakness
As described in our Annual Report on Form 10-K for the year ended December 31, 2022, we implemented a number of measures to address the material weakness referenced above. We improved policies and procedures and designed and documented more effective controls that addressed the relevant risks in order to remediate the previously identified material weakness in addition to engaging both internal and external resources to review and remediate the deficient controls around sensitive access and segregation of duties, including identifying any specific areas within our information technology systems that require additional resources. We have made significant progress remediating primary user access, privileged access, and segregation of duties automated controls as of December 31, 2022. Additional time is needed to prove the operational effectiveness of manual controls that are dependent upon the information derived from financially relevant systems. We expect that the remediation of this material weakness will be completed during 2023.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are and may become from time to time a party to various claims and lawsuits arising in the ordinary course of business, but we are not a party to any material legal proceeding required to be disclosed under Item 103 of Regulation S-K.
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
Risks Related to Public Health Crises
Pandemics, epidemics, or other public health crises may adversely affect our business and financial results in the future, as was the case with the COVID-19 pandemic in recent years.
Pandemics, epidemics, or other public health crises could adversely affect our business and financial results. In the case of COVID-19, the pandemic has already done so, resulting in a material disruption of our operations in fiscal 2020, and to a lesser degree in fiscal 2021. We expect the impact to continue through at least the duration of the pandemic as regions respond to local conditions. This impact has included:
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
As we saw with the COVID-19 pandemic, surgeons and their patients might be required, or choose, to defer elective procedures in which our products could be used, and facilities that specialize in the procedures in which our products otherwise could be used might temporarily close. In addition, even after the pandemic subsides or governmental orders no longer prohibit or recommend against performing such procedures, patients may continue to defer such procedures due to personal concerns. Further, facilities at which our products typically are used may not reopen or, even if they reopen, patients may elect to have procedures performed at facilities that are, or are perceived to be, lower-risk, such as private surgery centers, and our products may not be approved at such facilities, and we may be unable to have our products approved for use at such facilities on a timely basis, or at all. The effect of the pandemic on the broader economy could also negatively affect demand for elective procedures using our products, both in the near- and long-term.
Workforce limitations and travel restrictions resulting from government actions taken to contain the spread of COVID-19 and any other public health crises have and may continue to adversely affect almost every aspect of our business. If a significant percentage of our workforce, or of the workforce of third parties on which we rely, cannot work, including because of illness or travel or government restrictions, our operations will be negatively affected. To comply with government restrictions and social distancing guidelines in many countries around the world, there was an increased reliance on working from home for our workforce and on the workforce of third parties on which we rely and a large portion of our workforce continues to work from home. Our sales personnel and third-party agents currently are working largely using virtual and online engagement tools and tactics, which may be less effective than our typical in-person sales and marketing programs. In addition, during periods of significant outbreaks of COVID-19, we reduced in-person access to our hands-on surgeon trainings, which, in turn, adversely impacted our ability to educate and train surgeons on the proper use of our products, which may make surgeons less comfortable using, and therefore less likely to use, our products. Any future government mandates or other restrictions may also cause us not to submit required filings on our previous timetables, including with the FDA, or other regulatory bodies, both in the U.S. and outside the U.S. The COVID-19 pandemic adversely impacted our IDE clinical trial operations in the United States, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, have heightened exposure to COVID-19, which slowed down the enrollment process. In addition, changes impacting workforce function at the FDA and other regulatory bodies, as well as changes impacting workforce function at the facilities at which we seek to have new products approved for use, could adversely impact the timing of when our new products are cleared for marketing and approved for use, either of which would adversely impact the timing of our ability to sell these new products and would have a material and adverse effect on our revenue growth.
Further, we have experienced disruptions in the manufacture and distribution of our products and in our supply chain as a result of the COVID-19 pandemic, and we may experience future manufacturing, distribution, or supply chain disruptions as a result of any other future pandemics, epidemics or public health crises. Any future disruptions or other events that result in staffing shortages, production slowdowns, stoppages, or disruptions in delivery system could materially and adversely affect our ability to manufacture or distribute our products, or to obtain the raw materials and supplies necessary to manufacture and distribute our products, in a timely manner, or at all.
We may also experience other unknown adverse impacts from any other future pandemics, epidemics or public health crises that cannot be predicted. For example, hospitals and other facilities at which we sell our products may renegotiate their purchase prices, including as a result of, or the perception that they may be suffering, financial difficulty as a result of the pandemic. Similarly, facilities at which we seek to sell our products in the future may require price reductions relative to the price at which we previously expected to sell our products. Reduction in the prices at which we sell products to existing customers may have a material and adverse effect on our future financial results and reductions in the prices at which we expected to sell products would have a material and adverse effect on our expectations for revenue growth.
Further, the global capital markets experienced, and may continue to experience, disruption and volatility due to any pandemic, epidemic, or public health crisis and its impact on economic conditions, adversely impacting access to capital not only for us, but also for our customers and suppliers who need access to capital. Their inability to access capital in a timely manner, or at all, could adversely impact demand for our products and/or adversely impact our ability to manufacture or supply our products, any of which could have a material and adverse effect on our business.
The full extent to which any pandemic, epidemic, or public health crisis may, directly or indirectly, impact our business, results of operations and financial condition, including our sales, expenses, supply chain integrity, manufacturing capability, research and development activities, and employee-related compensation, is currently highly uncertain and cannot be predicted with reasonable accuracy at this time and will depend on future developments that are also highly uncertain and cannot be predicted with reasonable accuracy at this time, including, without limitation:
•new information that may emerge concerning COVID-19, or other pandemic, epidemic, or public health crisis, including contagiousness or virulence;
•resurgences in transmission and infection following the easing or lifting of governmental or other restrictions or following resumption of surgical procedures, whether as a result thereof, as a result of reinfection, as a result of a delay in the emergence of symptoms following infection (or reinfection), and the adverse impact the foregoing may have on our business and financial condition, including because of the adverse impact on patients’ willingness to undergo procedures in which our products could be used;
•actions required or recommended to contain or treat infected individuals, in light of any or all of the foregoing or other as-yet unanticipated developments, whether related to COVID-19, or other pandemic, epidemic, or public health crisis, directly or indirectly; and
•the direct and indirect economic impact, both domestically and abroad, of a pandemic, epidemic, or public health crisis as a result of any or all of the foregoing, including actions taken by local, state, national and international governmental agencies, whether such impact affects customers, suppliers, or markets generally.

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
In recent years, we have incurred significant costs in connection with the development of Motiva Implants, the Mia Femtech technology, and other products and services. We expect our research and development expenses to increase significantly as we continue with our IDE clinical trial in the United States. We will also incur significant expenses to expand our sales and marketing organization to support sales of Motiva Implants, including but not limited to a direct sales force in Brazil and several European countries, as well as future commercialization in the United States if we receive FDA approval.
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
FDA regulatory approval in the United States is not a guarantee upon successful completion of preclinical and clinical studies, and the filing and approval process itself is expensive and may take several years. The FDA also has substantial discretion in the approval process. Despite the time and expense exerted, failure may occur at any stage, and we could encounter problems that cause us to abandon or repeat clinical studies, including our ongoing IDE clinical trial that commenced in April 2018 and for which we have submitted all four modules to the FDA, and we not obtain FDA approval on the timeline we anticipate or at all. The FDA can delay, limit, or deny approval of a product candidate for many reasons, including, but not limited, to:
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
Although we launched Motiva Implants commercially in October 2010 and have sold over 3.0 million units to date in various countries outside the United States, we do not have as much post-market surveillance data as our competitors and may not have clearly identified all possible or actual risks of our products. Furthermore, if our clinical trials do not produce patient data that compares favorably with breast implants that are already on the market, physicians and patients may opt to not use our products, and our business would suffer.
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
As part of our effort to educate and train plastic surgeons through our medical educational platform, we completed 201 and 206 medical training sessions worldwide during 2022 and 2021, respectively. If we are unable to offer, or if we experience a delay in offering, medical training sessions, we may experience reduced or slower than expected adoption of our products. Although we offer virtual training sessions through our medical educational platform, any limited ability to provide in-person programs to surgeons may reduce the effectiveness of, and interest in, our medical education efforts.
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
We have incurred losses to date and expect to continue to incur losses for the foreseeable future. Sales of our Motiva Implants accounted for approximately 99% of our revenues for three months ended March 31, 2023 and 98% of our revenues for each of the years ended December 31, 2022 and December 31, 2021 and we expect our revenues to continue to be driven primarily by sales of these products. In order to achieve and sustain profitability, our revenues from these products will need to grow beyond the levels we have achieved in the past. If physicians and/or patients do not perceive our products to be competitive in features and safety when compared to other products in the market, or if demand for our Motiva Implants or for breast implants in general decreases, we may fail to achieve sales levels that provide for future profitability.
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
We have incurred net operating losses since our inception, and we continue to incur significant research and development and general and administrative expenses related to our operations. We do not expect to be profitable in 2023, and in future years we expect to incur significant research and development expenses related to, among other things, the IDE clinical study of Motiva Implants in the United States. Investment in medical device product development, particularly clinical studies, is highly speculative. It entails substantial upfront capital expenditures and significant risk that any potential planned product will fail to demonstrate adequate accuracy or clinical utility. We may not be profitable for some time. As of March 31, 2023, we had an accumulated deficit of $293.5 million.
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
As of March 31, 2023, we had 989 employees. Unless it is necessary for us to continue to make reductions to our workforce as a cost management strategy, over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, principally in the areas of manufacturing, regulatory affairs, clinical and sales and marketing, and particularly as we prepare our operations in the anticipation of obtaining approval from the FDA to commercialize our Motiva Implants in the United States. We also intend to continue to improve our operational, financial and management controls, reporting systems and procedures, which may require additional personnel. Such growth could place a strain on our administrative and operational infrastructure, and/or our managerial abilities, and we may not be able to make improvements to our management information and control systems in an efficient or timely manner. We may discover deficiencies in existing systems and controls.
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
Our success in implementing our business strategy depends largely on the skills, experience and performance of members of our executive management team and other key employees, including Juan José Chacón Quirós, our Chief Executive Officer, Roberto de Mezerville, our Chief Technology Officer, Rajbir Denhoy, our Chief Financial Officer, and Raul Rodio, our Chief Operating Officer, and Ross Mansbach, our General Counsel and Chief Human Resources Officer. The collective efforts of each of these persons, and others working with them as a team, are critical as we continue to develop our tests and technologies and pursue our research and development and sales programs. In addition, we have experienced significant changes in our executive leadership in the past twelve months, including in our General Counsel and Chief Operating Officer positions. As a result of the difficulty in locating qualified new management and other key employees, the loss or incapacity of existing members of our executive management team could adversely affect our operations. If we were to lose one or more key employees, we could experience difficulties in finding qualified successors, competing effectively, developing our technologies and implementing our business strategy. In addition, changes to strategic or operating goals, which can often times occur with the appointment of new executives and directors, can create uncertainty, may negatively impact our ability to execute quickly and effectively, and may ultimately be unsuccessful. Executive leadership transition periods are often difficult as the new executives gain detailed knowledge of our operations, and friction can result from changes in strategy and management style. Management turnover inherently causes some loss of institutional knowledge, which can negatively affect strategy and execution. We do not have “key person” life insurance on our senior executives, and the loss of any of the key team members would have a negative impact to our business and financial results. In addition, the job market in Costa Rica and other locations in which we operate has recently become more competitive and we are competing for talent with major multinational corporations which have significantly more resources than us, and we may find new difficulties in retaining our most talented employees.
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
Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our liquidity and financial performance.
Bank failures, events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or FDIC, as receiver. Similarly, on March 12, 2023, Signature Bank Corp. and Silvergate Capital Corp. were each swept into receivership. We do not maintain balances with, and are not a borrower under or party to any credit agreement, material letter of credit or any other such instruments with, any financial institution currently in receivership. However, we regularly maintain cash balances at third-party financial institutions in excess of the FDIC standard insurance limit, with balances concentrated at a small number of financial institutions. The failure of a bank, or other adverse conditions in the financial or credit markets impacting financial institutions at which we maintain balances, or which we do business with, could adversely impact our liquidity and financial performance. There can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S. or any applicable foreign government in the future or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a future failure or liquidity crisis. In addition, if any of our partners or parties with whom we conduct business are unable to access funds due to the status of their financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected.
Investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all.
Our results of operations could be affected by fluctuations in currency rates.
We present our results of operations in U.S. dollars, which is our reporting currency. However, as of March 31, 2023, the majority of our revenues are denominated in currencies other than the U.S. dollar - primarily the euro, and the Brazilian real, and the British pound. As of March 31, 2023, the majority of our expenses are denominated in U.S. dollars or in Costa Rican colones, which are linked to the U.S. dollar. In the future, we expect to have significant revenues and expenses denominated in these non-U.S. currencies. As such, unfavorable fluctuations in currency exchange rates have had, and in the future could continue to have, an adverse effect on our results of operations.
Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, expenses and income, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, changes in the value of the U.S. dollar in relation to the British pound, the euro, Costa Rican colones and the Brazilian real will affect our revenue, cost of goods, and operating expenses as well as the value of balance sheet items originally denominated in other currencies. These changes would cause our growth in consolidated earnings stated in U.S. dollars to be higher or lower than our growth in local currency when compared against other periods. For example, the weakening of the euro for the majority of fiscal 2022 had a negative effect on our European revenue. We do not currently engage in currency hedging arrangements to protect us from fluctuations in the exchange rates of the euro and other currencies in relation to the U.S. dollar (and/or from inflation of such currencies), and we are exposed to material adverse effects from such movements. We cannot predict any future trends in rates of inflation or exchange rates of other currencies against the U.S. dollar, and there can be no assurance that any contractual provisions will offset their impact, or that any future currency hedging activities will be successful.

Continued international expansion of our business will expose us to business, regulatory, political, operational, financial and economic risks associated with doing business internationally.
Our products are commercially available in over 85 countries, and we operate subsidiaries in the United States, Costa Rica, Brazil, and several European countries. Our business strategy contemplates continued international expansion, including partnering with medical device distributors, and introducing Motiva Implants and other planned products outside the United States. The sale and shipment of our products internationally, as well as the purchase of components from international sources, subjects us to potential trade, import and export, and customs regulations and laws.
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
We rely on Avantor Inc. (formerly NuSil Technology, LLC), or Avantor, as the sole supplier of medical-grade silicone used in our Motiva Implants as well as other products that we manufacture under contract to other customers. To our knowledge, Avantor is the only supplier of such raw materials with the appropriate filings with the FDA and other regulatory bodies to enable the manufacturing of products with our requirements. Avantor supplies our major competitors with raw material as well, and at least two of these are larger-volume customers of Avantor than we are.
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
The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of medical devices are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, where regulations differ from country to country. Our products are registered to be sold in over 85 countries, but we are not permitted to market our planned products in the United States until we receive the requisite approval or clearance from the FDA.
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
In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. For example, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals for spending reductions to Congress. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, which triggered the legislation’s automatic reduction to several government programs, including aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013, which, due to subsequent legislative amendments to the statute, including the Bipartisan Budget Act of 2018, will remain in effect through 2032 unless additional Congressional action is taken. We cannot predict whether any additional legislative changes will affect our business.
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
It was determined that our primary user access controls (i.e. provisioning, de-provisioning, and quarterly user access review) to ensure appropriate segregation of duties that would adequately restrict user and privileged access to the financially relevant systems and data to appropriate Company personnel were not operating effectively. These user access control deficiencies resulted in a lack of segregation of duties with respect to certain user roles. Automated process-level controls and manual controls that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective as a result of such deficiency. As a result, it was determined that a material weakness in our internal control over financial reporting existed as of December 31, 2021. The material weakness persists and will not be considered remediated until the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that the control objective is achieved, and the controls are operating effectively. We have made significant progress remediating primary user access, privileged access, and segregation of duties automated controls as of March 31, 2023. Additional time is needed to prove the operational effectiveness of manual controls that are dependent upon the information derived from financially relevant systems. We expect that the remediation of this material weakness will be completed during 2023.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. MINE SAFETY DISCLOSURES
None
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS
(a)     Exhibits.

Exhibits	Description	Incorporation by Reference
3.1	Memorandum and Articles of Association of the Registrant	Incorporated by reference from Registrant’s Form S-1/A filed July 9, 2018
10.1
Underwriting Agreement by and among Establishment Labs Holdings Inc. and Jefferies LLC, J.P. Morgan Securities, LLC, Citigroup Global Markets Inc. and Cowen and Company, LLC, as representatives of the several underwriters named therein, dated April 24, 2023
Incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed April 27, 2023
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

ESTABLISHMENT LABS HOLDINGS INC.

		By:	/s/ Juan José Chacón Quirós

Date:	May 10, 2023	By:	Juan José Chacón Quirós
		Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 10, 2023	By:	/s/ Rajbir S. Denhoy

		Name:	Rajbir S. Denhoy
		Title:	Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)