Form 10-Q
period 2023-06-30
ESTABLISHMENT LABS HOLDINGS INC.
filed 2023-08-09
CIK 1688757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023.
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
The number of the registrant’s common shares outstanding as of August 8, 2023 was 25,775,666.

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

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash	$90,182	$66,355
Accounts receivable, net of allowance for doubtful accounts of $1,223 and $741	51,395	35,423
Inventory, net	56,370	36,583
Prepaid expenses and other current assets	11,070	11,543
Total current assets	209,017	149,904
Long-term assets:
Property and equipment, net of accumulated depreciation	66,208	51,092
Goodwill	465	465
Intangible assets, net of accumulated amortization	4,229	4,608
Right-of-use operating lease assets, net	3,811	3,702
Other non-current assets	1,569	1,290
Total assets	$285,299	$211,061
Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$24,359	$20,034
Accrued liabilities	17,434	17,237
Other liabilities, short-term	1,480	1,688
Total current liabilities	43,273	38,959
Long-term liabilities:
Note payable, net of debt discount and issuance costs	181,970	175,461
Operating lease liabilities, non-current	3,191	3,200
Other liabilities, long-term	1,992	1,626
Total liabilities	230,426	219,246
Commitments and contingencies (Note 12)
Shareholders’ equity (deficit):
Common shares - zero par value, unlimited amount authorized; 26,181,033 and 24,815,908 shares issued at June 30, 2023 and December 31, 2022, respectively; 25,772,963 and 24,407,838 shares outstanding at June 30, 2023 and December 31, 2022, respectively	309,725	223,637
Additional paid-in-capital	56,473	49,911
Treasury shares, at cost, 408,070 shares held at June 30, 2023 and December 31, 2022	(2,854)	(2,854)
Accumulated deficit	(310,281)	(281,594)
Accumulated other comprehensive income	1,810	2,715
Total shareholders’ equity (deficit)	54,873	(8,185)
Total liabilities and shareholders’ equity (deficit)	$285,299	$211,061
The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$48,561	$41,190	$95,085	$79,642
Cost of revenue	18,300	13,736	34,745	27,252
Gross profit	30,261	27,454	60,340	52,390
Operating expenses:
Sales, general and administrative	37,027	32,957	68,733	59,870
Research and development	6,947	4,903	13,480	8,501
Total operating expenses	43,974	37,860	82,213	68,371
Loss from operations	(13,713)	(10,406)	(21,873)	(15,981)
Interest income	170	32	245	52
Interest expense	(3,620)	(3,388)	(7,376)	(5,680)
Change in fair value of derivative instruments	—	1,099	—	703
Other income (expense), net	1,343	(4,860)	2,072	(2,151)
Loss on extinguishment of debt	—	(19,019)	—	(19,019)
Loss before income taxes	(15,820)	(36,542)	(26,932)	(42,076)
Provision for income taxes	(925)	(564)	(1,755)	(963)
Net loss	$(16,745)	$(37,106)	$(28,687)	$(43,039)

Basic and diluted net loss per share	$(0.65)	$(1.52)	$(1.14)	$(1.77)
Weighted average outstanding shares used for basic and diluted net loss per share	25,615,444	24,396,847	25,144,375	24,354,005

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(16,745)	$(37,106)	$(28,687)	$(43,039)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(503)	984	(905)	(1,123)
Other comprehensive income (loss)	(503)	984	(905)	(1,123)
Comprehensive loss	$(17,248)	$(36,122)	$(29,592)	$(44,162)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Shareholders’ Equity (Deficit)
(In thousands, except share data)
(Unaudited)

	Common Shares		Treasury Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2023	24,815,908	$223,637	(408,070)	$(2,854)	$49,911	$(281,594)	$2,715	$(8,185)
Stock option exercises	52,148	1,271	—	—	—	—	—	1,271
Share-based compensation	2,648	3	—	—	3,321	—	—	3,324
Shares withheld to cover income tax obligation upon vesting of restricted stock	(941)	(1)	—	—	(61)	—	—	(62)
Foreign currency translation loss	—	—	—	—	—	—	(402)	(402)
Net loss	—	—	—	—	—	(11,942)	—	(11,942)
Balance at March 31, 2023	24,869,763	224,910	(408,070)	(2,854)	53,171	(293,536)	2,313	(15,996)
Issuance of common stock, net of underwriters’ discount and issuance costs	1,265,000	84,538	—	—	—	—	—	84,538
Issuance of common stock in lieu of cash compensation	509	35	—	—	—	—	—	35
Stock option exercises	13,293	210	—	—	—	—	—	210
Share-based compensation	36,517	36	—	—	3,580	—	—	3,616
Shares withheld to cover income tax obligation upon vesting of restricted stock	(4,049)	(4)	—	—	(278)	—	—	(282)
Foreign currency translation loss	—	—	—	—	—	—	(503)	(503)
Net loss	—	—	—	—	—	(16,745)	—	(16,745)
Balance at June 30, 2023	26,181,033	$309,725	(408,070)	$(2,854)	$56,473	$(310,281)	$1,810	$54,873
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

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(28,687)	$(43,039)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,883	1,903
Provision for doubtful accounts	425	156
Provision for inventory obsolescence	654	1,270
Share-based compensation	6,940	7,177
Loss from disposal of property and equipment	347	80
Unrealized foreign currency (gain)/ loss, net	(3,760)	2,035
Amortization of right-to-use asset	359	187
Loss on extinguishment of debt	—	19,019
Change in reserve for PP&E impairment	(341)	—
Change in fair value of derivative instruments	—	(703)
Interest capitalized for construction in progress	(1,922)	—
Non-cash interest expense and amortization of debt discount	6,509	2,645
Changes in operating assets and liabilities:
Accounts receivable	(14,979)	(9,018)
Inventory	(19,078)	(964)
Prepaid expenses and other current assets	(205)	912
Other assets	(259)	(656)
Accounts payable	3,675	1,379
Accrued liabilities	(159)	1,614
Operating lease liabilities	(337)	(181)
Other liabilities	81	14
Net cash used in operating activities	(48,854)	(16,170)
Cash flows from investing activities:
Purchases of property and equipment	(3,549)	(1,405)
Cash used in asset acquisitions	—	(525)
Cost incurred for intangible assets	(126)	(656)
Capital expenditures on construction in progress	(9,652)	(16,967)
Net cash used in investing activities	(13,327)	(19,553)
Cash flows from financing activities:
Issuance of common stock, net of underwriters’ discount and issuance costs	84,538	—
Borrowings under Oaktree credit agreement, net of debt discount and issuance costs	—	143,593
Repayment of Madryn debt agreement	—	(71,681)
Repayments on finance leases	—	(12)
Proceeds from stock option exercises	1,481	2,113
Tax payments related to shares withheld upon vesting of restricted stock	(344)	—
Net cash provided by financing activities	85,675	74,013
The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Effect of exchange rate changes on cash	333	(446)
Net increase in cash	23,827	37,844
Cash at beginning of period	66,355	53,415
Cash at end of period	$90,182	$91,259

Supplemental disclosures:
Cash paid for interest	$2,782	$3,013
Cash paid for income taxes	$998	$845

Supplemental disclosures of non-cash investing and financing activities:
Unpaid balance for property and equipment	$1,609	$37
The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Formation and Business of the Company
Establishment Labs Holdings Inc., with its wholly owned subsidiaries, or the Company, is a global company that manufactures and markets innovative medical devices for aesthetic and reconstructive plastic surgery. The Company was established in the British Virgin Islands on October 9, 2013, at which time Establishment Labs, S.A., the Costa Rican manufacturing company, was reincorporated as a wholly-owned subsidiary. As of June 30, 2023, the Company also has wholly-owned subsidiaries in the United States (JAMM Technologies, Inc. and Motiva USA LLC), Brazil (Establishment Labs Produtos para Saude Ltda), Belgium (European Distribution Center Motiva BV), France (Motiva Implants France SAS), Sweden (Motiva Nordica AB), Switzerland (JEN-Vault AG), the United Kingdom (Motiva Implants UK Limited), Italy (Motiva Italy S.R.L), Spain (Motiva Implants Spain, S.L.), Austria (Motiva Austria GmbH), Germany (Motiva Germany GmbH) and Argentina (Motiva Argentina S.R.L). Substantially all of the Company’s revenues are derived from the sale of silicone gel-filled breast implants, branded as Motiva Implants.
The main manufacturing activities are conducted at two manufacturing facilities in Costa Rica. The Company is in the process of finishing the construction for a third facility in Costa Rica and expects to commence manufacturing by the end of fiscal 2023. In 2010, the Company began operating under the Costa Rica free zone regime (Régimen de Zona Franca), which provides for reduced income tax and other tax obligations pursuant to an agreement with the Costa Rican authorities.
The Company’s products are approved for sale in Europe, the Middle East, Latin America, and Asia. The Company sells its products internationally through a combination of distributors and direct sales to customers.
The Company is pursuing regulatory approval to commercialize its products in the United States. The Company received approval for an investigational device exemption, or IDE, from the United States Food and Drug Administration, or FDA, in March 2018 to initiate a clinical trial in the United States for its Motiva Implants. In August 2019, the Company completed all patient surgeries for the IDE aesthetic cohorts, which include primary augmentation and revision. In 2021, the Company initiated a modular pre-market approval, or PMA, submission process with the FDA and submitted the first of four expected modules. In April 2022, the Company released preliminary results of the two-year patient follow-up data for the primary augmentation cohort of its IDE clinical trial. The second module was submitted in May 2022. In June 2022, full enrollment of the IDE clinical trial was complete, and all surgeries in the primary reconstruction cohort were performed. In August 2022, the third module was submitted to the FDA. The fourth and final module was submitted to the FDA in February 2023. The Company presented three-year patient follow-up data for the primary augmentation cohort of the IDE clinical trial at The Aesthetic Meeting in April 2023.
2.    Summary of Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2023 as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s audited consolidated financial statements as of December 31, 2022 and 2021 and for the years ended 2022, 2021 and 2020 presented in the Company’s Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 1, 2023. Below are those policies with current period updates.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The condensed consolidated financial statements include the Company’s accounts and those of its wholly owned subsidiaries as of June 30, 2023 as follows:

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
Unaudited Interim Condensed Consolidated Financial Information
The accompanying interim condensed consolidated financial statements as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022, and the related interim information contained within the notes to the condensed consolidated financial statements, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to state fairly the Company’s financial position as of June 30, 2023, and the results of its operations and cash flows for the six months ended June 30, 2023 and 2022. Such adjustments are of a normal and recurring nature. The results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full fiscal year 2023, or for any future period.
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
For the six months ended June 30, 2023 and 2022, Brazil accounted for 13.5% and 16.9%, respectively, of consolidated revenue and no other individual country exceeded 10% of consolidated revenue, on a ship-to

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
destination basis.
The majority of the Company’s consolidated total assets, including cash and tangible assets, is held in the United States. The Company’s long-lived assets, which primarily consist of property and equipment and intangible assets located in Costa Rica, represented 87% and 88% of the total long-lived assets as of June 30, 2023 and December 31, 2022, respectively.
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
All of the Company’s revenue has been derived from sales of its products in international markets, principally Europe, the Middle East, Latin America, and Asia. In the international markets in which the Company operates, the Company uses a combination of distributors and direct sales to customers. The Company performs ongoing credit evaluations of its distributors and customers, does not require collateral, and maintains allowances for potential credit losses on customer accounts when deemed necessary.
Substantially all of the Company’s revenues were derived from the sale of Motiva Implants. During the six months ended June 30, 2023 and 2022, no customer accounted for more than 10% of the Company’s revenue. One customer accounted for 11.7% and 11.5% of the Company’s trade accounts receivable balance as of June 30, 2023 and December 31, 2022, respectively.
The Company relies on Avantor, Inc. (formerly NuSil Technology, LLC), or Avantor, as the sole supplier of medical-grade silicone used in Motiva Implants. During the six months ended June 30, 2023 and 2022, the Company had purchases of $26.8 million, or 56.2% of total purchases, and $15.3 million, or 27.8% of total purchases, respectively, from Avantor. As of June 30, 2023 and December 31, 2022, the Company had an outstanding balance owed to this vendor of $5.8 million and $5.6 million, respectively.
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
Cash
The Company’s cash consists of cash maintained in checking and interest-bearing accounts. The majority of the Company’s cash is held at two financial institutions in the United States, with balances in excess of FDIC insurance limits. The Company accounts for financial instruments with original maturities of three months or less at the date of purchase as cash equivalents. The Company held no cash equivalents as of June 30, 2023 or

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
December 31, 2022.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable balance is stated at invoice value less estimated allowances for returns and doubtful accounts. The Company continually monitors customer payments and maintains an allowance for estimated losses resulting from customers’ inability to make required payments. In evaluating the Company’s ability to collect outstanding receivable balances, the Company considers various factors including the age of the balance, the creditworthiness of the customer, which is assessed based on ongoing credit evaluations and payment history, and the customer’s current financial condition. In cases where there are circumstances that may impair a specific customer’s ability to meet its financial obligations, an allowance is recorded against amounts due, which reduces the net recognized receivable to the amount reasonably believed to be collectible.
Inventory and Cost of Revenue
Inventory is stated at the lower of cost to purchase or manufacture the inventory or the net realizable value of such inventory. Cost is determined using the standard cost method which approximates actual costs using the first-in, first-out basis. The Company regularly reviews inventory quantities, actual losses, projected future demand, and remaining shelf life to record a provision for obsolete and/or damaged inventory. An inventory reserve of $3.4 million and $2.6 million has been recorded as of June 30, 2023 and December 31, 2022, respectively.
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
Shipping and Handling Costs
Shipping and handling costs are expensed as incurred and are included in selling, general and administrative, or SG&A, expenses. For the three months ended June 30, 2023 and 2022, shipping and handling costs were $3.6 million and $1.7 million, respectively. For the six months ended June 30, 2023 and 2022, shipping and handling costs were $6.4 million and $3.1 million, respectively.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company recognizes revenue when title to the product and risk of loss transfer to customers, provided there are no remaining performance obligations required of the Company or any written matters requiring customer acceptance. The Company allows for the return of product from direct customers in certain regions in limited instances within fifteen days after the original sale and records estimated sales returns as a reduction of sales in the same period revenue is recognized. Appropriate reserves are established for anticipated sales returns based on historical experience, recent gross sales and any notification of pending returns. Actual sales returns in any future period are inherently uncertain and thus may differ from the estimates. If actual sales returns differ significantly from the estimates, an adjustment to revenue in the current or subsequent period is recorded. As of June 30, 2023, an allowance of $0.6 million was recorded for product returns. As of December 31, 2022, allowance for product returns was de minimis.
A portion of the Company’s revenue is generated from the sale of consigned inventory maintained at physician, hospital, or clinic locations. For these products, revenue is recognized at the time the Company is notified by the consignee that the product has been implanted, not when the consigned products are delivered to the consignee’s warehouse.
Revenue was generated in these primary geographic markets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
EMEA (Europe / Middle East / Africa)	$20,186	$15,988	$40,171	$33,906
Latin America	16,318	14,182	27,938	26,367
Asia-Pacific	11,525	10,788	25,546	18,829
Other	532	232	1,430	540
	$48,561	$41,190	$95,085	$79,642

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
(Unaudited)
useful life.
During the year ended December 31, 2022, there was no impairment of goodwill or intangible assets based on the qualitative assessments performed by the Company. As of June 30, 2023, no triggering events have occurred which would indicate that the acquired intangible asset values may not be recoverable.
Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. There were no impairment charges, or changes in estimated useful lives recorded during the year ended December 31, 2022. As of June 30, 2023, no triggering events have occurred which would indicate that the acquired long-lived asset values may not be recoverable.
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
There were no material uncertain tax positions in fiscal year 2022 or for the six months ended June 30, 2023.
Foreign Currency
The financial statements of the Company’s foreign subsidiaries whose functional currencies are the local currencies are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, stockholders’ equity at the historical rates of exchange, and income and expense amounts at the average exchange rate for the period. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in “Accumulated other comprehensive income” as equity in the condensed consolidated balance sheet. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses resulting from foreign currency transactions are included within “Other income (expense), net” in the condensed consolidated statements of operations. For the three months ended June 30, 2023, foreign currency transaction gain amounted to $1.5 million as compared to a foreign currency transaction loss of $4.8 million for the three months ended June 30, 2022. For the six months ended June 30, 2023, foreign currency transaction gain

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
amounted to $2.4 million as compared to a foreign currency transaction loss of $2.1 million for the six months ended June 30, 2022.
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
Reclassifications
Certain reclassifications have been made to prior year amounts to conform to the current year presentation. These reclassifications had no material impact on the Company’s financial position as of June 30, 2023 or results of operations for the three and six months ended June 30, 2023.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
3.     Balance Sheet Accounts
Inventory, Net

	June 30, 2023	December 31, 2022

	(in thousands)
Raw materials	$26,554	$12,549
Work in process	1,266	1,666
Finished goods	28,550	22,368
	$56,370	$36,583

As of June 30, 2023 and December 31, 2022, $3.7 million and $2.0 million of inventory was on consignment, respectively.
Prepaid Expenses and Other Current Assets

	June 30, 2023	December 31, 2022

	(in thousands)
Prepaid insurance	$1,560	$2,598
Prepaid construction in process	265	2,240
Prepaid assets	454	991
Prepaid taxes	1,481	1,400
Prepaid services	1,019	685
Prepaid raw materials and accessories	1,885	433
Prepaid U.S. clinical trial costs	262	300
Prepaid warranty and distribution rights	173	238
Prepaid software	1,637	1,090
Other	2,334	1,568
	$11,070	$11,543

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Property and Equipment, Net

	June 30, 2023	December 31, 2022

	(in thousands)
Machinery and equipment	$10,535	$11,118
Building improvements	7,077	7,006
Furniture and fixtures	7,556	5,645
Building	2,472	2,472
Leasehold improvements	2,525	2,233
Land	802	802
Vehicles	176	176
Construction in process	50,066	35,261
Total	81,209	64,713
Less: Accumulated depreciation and amortization	(15,001)	(13,621)
	$66,208	$51,092

For each of the three months ended June 30, 2023 and 2022, depreciation and amortization expense related to property and equipment was $0.6 million. For the six months ended June 30, 2023 and 2022, depreciation and amortization expense related to property and equipment was $1.2 million and $1.3 million, respectively.
In August 2021, the Company entered into a contract with the Zona Franca Coyol, S.A., or CFZ, to begin construction of a new manufacturing facility in Costa Rica. The costs for improvement of the land and construction of a cold shell building are being paid for by CFZ while the Company is paying for internal improvements and customization. Upon completion, the Company had the option to purchase the title to the land and cold shell building for approximately $12.6 million or to lease the facility at a to be determined price. Subject to purchase of the land and cold shell building, the Company has the option to buy an adjacent lot of land for approximately $2.8 million and engage CFZ to construct an additional manufacturing facility. On May 26, 2022, the Company exercised its option to purchase the title of the land and cold shell building and made its first payment of approximately $9.5 million. The remaining payment of approximately $3.1 million was made in October 2022. In July 2023, the Company announced the grand opening of the first phase of the Sulàyöm Innovation Campus. The Company expects to commence manufacturing out of the new facility by the end of fiscal 2023.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Accrued Liabilities
Accrued liabilities consisted of the following:

	June 30, 2023	December 31, 2022

	(in thousands)
Performance bonus	$3,326	$5,245
Payroll and related expenses	5,261	4,097
Bonus feature of stock option grants	4,500	4,500
Operating lease liabilities - current	821	688
Commissions	661	712
Professional and legal services	1,395	1,203
Taxes	189	171
Warranty reserve	38	130
Other	1,243	491
	$17,434	$17,237

Other Liabilities, Short-Term
Other liabilities, short-term consisted of the following:

	June 30, 2023	December 31, 2022

	(in thousands)
Deferred revenue	$1,480	$1,688

Other Liabilities, Long-Term
Other liabilities, long-term consisted of the following:

	June 30, 2023	December 31, 2022

	(in thousands)
Deferred revenue	$2,015	$1,670
Other	(23)	(44)
	$1,992	$1,626

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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company’s goodwill and most intangibles at June 30, 2023 are the result of previous asset and business acquisitions. Finite-lived intangibles are amortized over their estimated useful lives based on expected future benefit.
In addition to the intangibles acquired, the Company capitalized certain patent and license rights as identified intangibles based on patent and license rights agreements entered into over the past several years. Additionally, the Company capitalized certain software development costs.
There were no changes in the carrying amount of goodwill during the six months ended June 30, 2023:

	Balance as of January 1, 2023	Additions	Accumulated Impairment Losses	Balance as of June 30, 2023

	(in thousands)
Goodwill	$465	$—	$—	$465

The carrying amounts of these intangible assets other than goodwill as of June 30, 2023 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives

	(in thousands)			(in years)
Patents and license rights	$1,757	$(1,365)	$392	7-12
Customer relationships	2,033	(1,975)	58	4-10
510(k) authorization	567	(288)	279	15
Developed technology	62	(60)	2	10
Capitalized software development costs	5,048	(2,135)	2,913	2-5
Other	183	(39)	144	2-5
Capitalized patents and license rights not yet amortized	441	—	441
	$10,091	$(5,862)	$4,229

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

For each of the three months ended June 30, 2023 and 2022, amortization expense related to intangible assets was $0.3 million. The amortization expense associated with intangible assets was $0.6 million for each of the six months ended June 30, 2023 and 2022. Non-product related amortization is recorded in SG&A while product related amortization is recorded in cost of revenue.
As of June 30, 2023, the amortization expense related to identifiable intangible assets, with definite useful lives, in future periods is expected to be as follows:

Year Ending December 31,	(in thousands)
2023 (remaining)	$577
2024	1,074
2025	941
2026	477
2027	290
Thereafter	429
Total	$3,788

The Company evaluates the recoverability of goodwill and indefinite-lived intangible assets annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. During the year ended December 31, 2022, there was no impairment of goodwill or intangible assets based on the qualitative assessments performed by the Company. As of June 30, 2023, no triggering events have occurred which would indicate that the acquired intangible asset values may not be recoverable.
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
The Term Loans will mature on the 5-year anniversary of the Closing Date, or the Maturity Date. The Term Loans accrue interest at a rate equal to 9% per annum or, at any time following the Tranche D Funding Milestone, 8.25% per annum. Accrued interest is due and payable in cash on the last business day of March, June, September, and December of each year; provided, however, that prior to the second anniversary of the Closing Date, the Company may pay an amount of interest on the outstanding Term Loans corresponding to 600 basis points of the interest rate in kind, or PIK, on each applicable payment date, subject to prior written notice delivered to the Administrative Agent, which has been delivered. Each of the Term Loans will be subject to the original issue discount of 2% of the principal amount thereof upon the drawing of each applicable tranche. Upon any payment or prepayment in full or in part of the Term Loans, whether voluntary or involuntary, the Company is required to pay an exit fee equal to 3% of the principal amount of the Term Loan paid, or the Exit Fee.
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
The effective interest rate under the Credit Agreement is 10.4%, and the weighted average interest rate is 9.0%. The Company elected to pay interest in kind on up to two-thirds of cash interest payments prior to the second anniversary of the Closing Date, resulting in a minimum initial cash interest rate of 3.00%. The Company incurred $9.4 million in interest expense in connection with the Credit Agreement during the year ended December 31, 2022 and $4.2 million and $8.3 million in interest expense during the three and six months ended June 30, 2023, respectively. No principal payments are due on the Term Loans until the final maturity date on April 26, 2027.
As of June 30, 2023, $186.9 million was outstanding under the Credit Agreement representing the initial principal of $150 million for the Tranche A Term Loan, $25 million for the Tranche B Term Loan and $11.9 million of interest accrued into the principal balance.
The Company recorded Oaktree debt on the condensed consolidated balance sheets as follows:

	June 30, 2023	December 31, 2022

	(in thousands)
Principal	$186,856	$181,314
Net unamortized debt discount and issuance costs	(4,886)	(5,853)
Net carrying value of Oaktree debt	$181,970	$175,461

As of June 30, 2023, the Company was in compliance with all financial debt covenants.
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
Borrowings under the Madryn Credit Agreement bore interest at a rate equal to 3-month LIBOR plus 8.0% per annum provided that no default had occurred. The effective interest rate under the amended Madryn Credit Agreement was 18.4%, and the weighted average interest rate was approximately 10.6% until extinguishment. The Company incurred $2.2 million in interest expense in connection with Madryn Credit Agreement during the six months ended June 30, 2022. No principal payments were due on the term loans until the final maturity date on September 30, 2025.

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
ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date of the lease based on the present value of lease payments over the lease term. When the rate implicit to the lease cannot be readily determined, the Company utilizes its incremental borrowing rate in determining the present value of the future lease payments. Lease liabilities are accreted each period and reduced for payments. The ROU asset also includes other adjustments, such as for the effects of escalating rents, rent abatement or initial lease costs. The lease term may include periods covered by options to extend or terminate the lease when it is reasonably certain that the Company will exercise a renewal option, or reasonably certain it will not exercise an early termination option. For operating leases, lease expense for minimum lease payments is recognized on a straight-line basis over the expected lease term. For finance leases, the ROU asset depreciates on a straight-line basis over the shorter of the lease term or useful life of the ROU asset and the lease liability accretes interest based on the interest method using the discount rate determined at lease commencement. The Company’s finance leases are not material.
The Company has operating leases for facilities and office space. As of June 30, 2023, the Company’s finance leases are immaterial. Operating lease assets and the related lease liabilities are included within the ROU operating lease assets on the condensed consolidated balance sheets. The determination of whether an arrangement is, or contains, a lease is performed at the inception of the arrangement. The Company has operating leases for certain facilities, and office spaces to be used in its operations, with remaining lease terms ranging from monthly to 6 years. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at the election of the Company to renew or extend the lease for additional years. These optional periods have not been considered in the determination of the ROU or lease liabilities associated with these leases as management did not consider it reasonably certain it would exercise the options.
The Company’s lease agreements do not contain any termination options, material residual value guarantees, material bargain purchase options or material restrictive covenants. The Company does not have any lease transactions with related parties.
Total lease cost includes the following components:

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
	(in thousands)
Operating lease expense cost	$550	$291

	June 30, 2023	December 31, 2022
Supplemental balance sheet information	(in thousands)

Operating lease right-of-use assets	$3,811	$3,702

Operating lease liabilities - short-term	821	688
Operating lease liabilities - long-term	3,191	3,200
Total operating lease liabilities	$4,012	$3,888

Weighted-average remaining lease term (years)
Operating leases	5.0	5.4

Weighted-average discount rate (%)
Operating leases	9.4%	9.5%

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities	(in thousands)
Operating cash outflows from operating leases	$538	$286

ROU assets obtained in exchange for new lease liabilities
Operating leases	$478	$—

Maturities of lease liabilities as of June 30, 2023 were as follows:

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Years Ending December 31,	Operating Leases
(in thousands)
2023 (remaining)	$544
2024	1,072
2025	926
2026	845
2027	733
Thereafter	801
Total future minimum lease payments	4,921
Less: Amount of lease payments representing interest	(909)
Present value of future minimum lease payments	$4,012

7.    Shareholders’ Equity (Deficit)
Under the Company’s Amended and Restated Memorandum of Association and Articles of Association, or Articles, in effect as of June 30, 2023 and December 31, 2022, the Company had authorized an unlimited number of common shares with no par value.
As of June 30, 2023 and December 31, 2022, 26,181,033 and 24,815,908 common shares, respectively, were issued and 25,772,963 and 24,407,838 common shares, respectively, were outstanding.
During the six months ended June 30, 2023, the Company granted stock options and RSUs to employees and contractors (see Note 8).
On April 27, 2023, the Company issued 1,100,000 common shares in an underwritten public offering, at a price to the public of $71.50 per share. The underwriters purchased the shares from the Company at a price of $67.21 per share and exercised the option to purchase additional 165,000 common shares, at the public offering price per share. Net proceeds to the Company after deducting underwriting discounts and offering expenses were approximately $84.6 million.
The Company had reserved common shares for future issuances as follows:

	June 30, 2023	December 31, 2022
Options to purchase common shares	1,840,664	1,873,165
Remaining shares available under the 2018 Equity Incentive Plan	2,907,284	2,271,999
Shares issuable on vesting of grants of RSUs	206,744	164,643
Remaining shares available under the 2018 ESPP	1,035,000	848,000
Total	5,989,692	5,157,807

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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
stock options, equity appreciation rights, RSUs and RSAs. If an award granted under the 2018 Plan expires, terminates, is unexercised, or is forfeited, or if any shares are surrendered in connection with an incentive award, the shares subject to such award and the surrendered shares become available for further awards under the 2018 Plan.
Pursuant to the “evergreen” provision contained in the 2018 Plan, the number of common shares reserved for issuance under the 2018 Plan automatically increases on first day of each fiscal year, commencing on January 1, 2019, in an amount equal to the least of (1) 750,000 shares, (2) 4% of the total number of the Company’s common shares outstanding on the last day of the preceding fiscal year, or (3) a number of common shares as may be determined by the Company’s Board of Directors prior to any such increase date. On each of January 1, 2019 through 2023 the number of common shares authorized for issuance increased automatically by 750,000 shares in accordance with the evergreen provision, increasing the number of common shares reserved under the 2018 Plan to 5,250,000 as of June 30, 2023.
During the periods presented, the Company recorded the following share-based compensation expense for stock options and restricted stock awards:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands)
Sales, general and administrative	$3,265	$3,203	$6,014	$6,170
Research and development	351	539	926	1,006
Total	$3,616	$3,742	$6,940	$7,176

Stock Options

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2022	1,873,165	$42.73	7.06	$47,273
Granted (weighted-average fair value $45.99 per share)	98,126	73.37
Exercised	(65,441)	22.62
Forfeited/canceled	(65,186)	67.69
Balances at June 30, 2023	1,840,664	$44.20	6.62	$47,452

As of June 30, 2023, 1,137,949 options were vested and exercisable with weighted-average exercise price of $33.27 per share and a total aggregate intrinsic value of $41.4 million.
During the six months ended June 30, 2023, 65,441 options were exercised at a weighted-average price of $22.62 per share. The intrinsic value of the options exercised during the six months ended June 30, 2023 and 2022 was $3.2 million and $6.9 million, respectively. Upon the exercise of stock options, the Company issued new shares from its authorized shares.
At June 30, 2023, unrecognized compensation expense was $18.8 million related to stock options granted to employees and members of the Board of Directors and $2.1 million related to stock options granted to consultants. The weighted-average period over which such compensation expense will be recognized is 2.2 years.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Stock Options Granted to Employees
Share-based compensation expense for employees is based on the grant date fair value. The Company recognizes compensation expense for all share-based awards ratably on a straight-line basis over the requisite service period of the awards, which is generally the vesting term of four years. During the six months ended June 30, 2023 and 2022, the Company recognized $4.3 million and $5.7 million, respectively, of share-based compensation expense for stock options granted to employees.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The fair value of stock options granted to employees was estimated using the following assumptions:

	Six Months Ended June 30,
	2023	2022
Volatility	62%	58% - 59%
Risk-free interest rate	3.4% - 4.3%	1.6% - 2.9%
Term (in years)	6.25	6.25
Dividend yield	—	—

Stock Options Granted to Non-Employees
Share-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned using an accelerated attribution method. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered. For the six months ended June 30, 2023 and 2022, the Company recognized expense of $0.7 million and $0.1 million, respectively, for stock options granted to consultants.
The fair value of stock options granted to consultants was estimated using the following assumptions during the following periods presented:

	Six Months Ended June 30,
	2023	2022
Volatility	60%	58%
Risk-free interest rate	4.0%	2.4% - 2.9%
Term (in years)	10	10
Dividend yield	—	—

Restricted Stock
Each vested RSU entitles the holder to be issued one common share. These awards vest according to a vesting schedule determined by the Compensation Committee of the Company’s Board of Directors, generally over a one to four year period.
The following table represents RSU activity for fiscal 2023:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding unvested at December 31, 2022	164,643	$69.49
Granted	102,072	51.93
Vested	(39,165)	59.89
Forfeited/canceled	(20,806)	66.57
Outstanding unvested at June 30, 2023	206,744	$58.95

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The fair value of RSUs is the grant date market value of common shares. The Company recognizes share-based compensation expense related to RSUs using a straight-line method over the vesting term of the awards. The share-based compensation expense for RSUs that vested during the six months ended June 30, 2023 and 2022, was $2.0 million and $1.3 million, respectively, which was calculated based on the market value of the Company’s common shares on the applicable grant date.
As of June 30, 2023, the Company had unrecognized share-based compensation cost of approximately $10.9 million associated with unvested awards of RSUs. This cost is expected to be recognized over a weighted-average period of approximately 2.9 years.
9.    Net Loss Per Share
The following table summarizes the computation of basic and diluted net loss per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except share and per share data)
Numerator:
Net loss	$(16,745)	$(37,106)	$(28,687)	$(43,039)
Denominator:
Weighted average common shares used for basic and diluted earnings per share	25,615,444	24,396,847	25,144,375	24,354,005

Net loss per share:
Basic and diluted	$(0.65)	$(1.52)	$(1.14)	$(1.77)

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
The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares:

	Six Months Ended June 30,
	2023	2022
Options to purchase common shares	1,590,664	1,873,633
Shares issuable on vesting of grants of RSUs	206,744	142,412
Warrants to purchase common shares	—	5,500
Total	1,797,408	2,021,545

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
10.    Related Party Transactions
During the six months ended June 30, 2023 and 2022, the Company recorded revenue of $0.8 million and $0.6 million, respectively, for product sales to Herramientas Medicas, S.A., a distribution company owned by a family member of the Chief Executive Officer of the Company. Accounts receivable owed to the Company from this distribution company amounted to approximately $0.7 million and $0.4 million as of June 30, 2023 and December 31, 2022, respectively.
In 2016, the Company also entered into a separate agreement with Dr. Chacón Quirós, the brother of the Company’s Chief Executive Officer Juan José Chacón Quirós, to maintain his clinic in Costa Rica as a MotivaImagine Excellence Center and to host and train physicians in the use of the Company’s products in relevant procedures, among other services, in exchange for cash reimbursement of up to $4,500 per day that such services are rendered. In August 2022, the Company entered into a new agreement with Dr. Chacón Quirós, replacing the original agreement, to continue the training services in exchange for cash reimbursement of his hourly rate of $531 when such services are rendered. In December 2020, Dr. Chacón Quirós was granted options to purchase 22,068 common shares vesting over four years in equal annual installments, provided that he continues to provide these services at such times. During the six months ended June 30, 2023 and 2022, the Company paid Dr. Chacón Quirós approximately $129,000 and $113,000, respectively, for services rendered.
On December 12, 2022, the Company granted to Nicholas Lewin, a member of the board of directors, a stock option award for 7,829 options with a grant date fair value of $0.4 million as a compensation for consulting services he performs for the Company in addition to his services as a non-employee director. In addition, on May 28, 2023, the Company awarded Mr. Lewin a performance-based grant for 27,756 restricted stock units with a grant date fair value of $1.8 million as compensation for consulting services he performs for the Company.
On April 1, 2022, the Company entered into a consulting agreement with Lisa Gersh, who served on the Company’s board of directors until March 31, 2022. Pursuant to the consulting agreement, Ms. Gersh will perform consulting services as requested by the Company, with the expectation that she will advise the board of directors on elements of corporate leadership and governance. As payment for Ms. Gersh’s consulting services, the Company paid Ms. Gersh a consulting fee of $0.1 million during the year ended December 31, 2022 and $87,500 in the six months ended June 30, 2023. In addition, her outstanding equity awards granted during her term as a member of the board of directors will continue to vest in accordance with their terms. The consulting agreement terminates on March 31, 2024.
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
As of June 30, 2023, the Company has 49 employees in Brazil and 3 employees in Argentina who are represented by a labor union.
12.     Commitments and Contingencies
Contingencies
Periodically, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. As of June 30, 2023 and 2022, contingent liabilities were not material, individually or in aggregate, to the Company's financial condition, results of operations or cash

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
flows. However, any monetary liability or financial impact to the Company from these contingent liabilities could differ materially from the Company's expectations.
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
Financial Highlights
Our revenue for the six months ended June 30, 2023 and 2022 was $95.1 million and $79.6 million, respectively, an increase of $15.5 million, or 19.5%. Net losses were $28.7 million for the six months ended June 30, 2023 as compared to $43.0 million for the six months ended June 30, 2022. As of June 30, 2023 we had an accumulated deficit of $310.3 million.
Our cash balance as of June 30, 2023 was $90.2 million.
Recent Developments
In May 2023, Motiva Injector, the Motiva Inflatable Balloon and the Motiva Channel Dissector received CE mark approval under the European Medical Device Regulation.
On April 27, 2023, we issued 1,100,000 common shares in an underwritten public offering, at a price to the public of $71.50 per share. The underwriters purchased the shares from the Company at a price of $67.21 per share and exercised the option to purchase additional 165,000 common shares, at the public offering price per share. Net proceeds to us after deducting underwriting discounts and offering expenses were approximately $84.6 million.
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
We are in the process of expanding our manufacturing facilities and corporate offices in the Coyol Free Zone in Costa Rica, or CFZ. We estimate $48 million of cash expenditures for the first phase of the project includes approximately 100,000 square feet of facility space and would initially increase our manufacturing capacity by approximately 730,000 units per year. Additional phases of the project may be executed, at our option, to further expand manufacturing capacity at the facility. The initial phase of construction of the cold shell structure was funded by the Coyol Free Zone, and Establishment Labs had the option to purchase the land and cold shell building. See Note 3, “Balance Sheet Accounts” for additional information regarding this construction project and our right to purchase the title to the land and cold shell building. On May 26, 2022, we exercised our option to purchase the title of the land and cold shell building and made our first payment of approximately $9.5 million in connection with the exercise of this option. The remaining payment of approximately $3.1 million was made in October 2022. In July 2023, we announced the grand opening of the first phase of the Sulàyöm Innovation Campus. We expect to commence manufacturing out of the new facility by the end of fiscal 2023.
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
Components of Results of Operations
Revenue
We commenced sales of our Motiva Implants in October 2010 and these products have historically accounted for the majority of our revenues. Sales of our Motiva breast implants accounted for over 98% of our revenues for the six months ended June 30, 2023, and we expect our revenues to continue to be driven primarily by sales of these products. We primarily derive revenue from sales of our Motiva Implants to two types of customers: (1) medical distributors and (2) direct sales to physicians, hospitals, and clinics.
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
Cost of Revenue and Gross Margin
Our implants are manufactured at our two facilities in Costa Rica. A third facility in Costa Rica is under construction and is expected to commence manufacturing by the end of fiscal 2023. Cost of revenue is primarily the cost of silicone but also includes other raw materials, packaging, components, quality assurance, labor costs, as well as manufacturing and overhead expenses. Cost of revenue also includes depreciation expense for production equipment, and amortization of certain intangible assets.
We calculate gross margin as revenue less cost of revenue for a given period divided by revenue. Our gross margin may fluctuate from period to period depending, in part, on the efficiency and utilization of our manufacturing facilities, targeted pricing programs, and sales volume based on geography, customer and product type.
Operating Expenses
Sales, General and Administrative
Sales, general and administrative, or SG&A, expenses primarily consist of compensation, including salary, share-based compensation and employee benefits for our sales and marketing personnel, and for administrative personnel that support our general operations such as information technology, executive management, financial accounting, customer service, and human resources personnel. SG&A expenses also include costs attributable to freight, marketing, sales support, travel, legal services, financial audit fees, insurance costs, and consulting services.
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

Interest Expense
Interest expense consists primarily of cash and non-cash interest related to outstanding debt and amortization of debt discounts. As of June 30, 2023, we had $186.9 million in outstanding principal under our term loan, including interest accrued into the principal balance. See Note 5 “Debt” for additional information.
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
Business Update Regarding Macroeconomic Conditions
•2023 Results: The second quarter of 2023 resulted in record quarterly revenue, primarily due to increases in demand in our EMEA and Asia-Pacific regions.
•Outlook: Demand for our products is dependent on the relative strength of the global and regional medical device markets, which are sensitive to general macroeconomic conditions. The current macroeconomic environment remains complex, with elevated inflation and interest rates contributing to potential recessionary conditions thus driving limitations on available discretionary spending. These macroeconomic challenges have led to ongoing volatility within global markets. This may negatively impact demand for our products.
For additional information on the various risks and other uncertain macroeconomic conditions on our business, financial condition and results of operations, please see Item 1A. “Risk Factors” in this report.
Business Update Regarding Ukraine Conflict
In February of 2022, Russia invaded Ukraine and is still engaged in active armed conflict against the country. Our revenue from this region has been negatively impacted, and we anticipate it to continue to be negatively impacted while the conflict continues.

Consolidated Results of Operations
The following table sets forth our results of operations for the periods presented, in dollars:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(unaudited) (in thousands)
Revenue	$48,561	$41,190	$95,085	$79,642
Cost of revenue	18,300	13,736	34,745	27,252
Gross profit	30,261	27,454	60,340	52,390
Operating expenses:
Sales, general and administrative	37,027	32,957	68,733	59,870
Research and development	6,947	4,903	13,480	8,501
Total operating expenses	43,974	37,860	82,213	68,371
Loss from operations	(13,713)	(10,406)	(21,873)	(15,981)
Interest expense	(3,620)	(3,388)	(7,376)	(5,680)
Change in fair value of derivative instruments	—	1,099	—	703
Other income (expense), net	1,513	(4,828)	2,317	(2,099)
Loss on extinguishment of debt	—	(19,019)	—	(19,019)
Loss before income taxes	(15,820)	(36,542)	(26,932)	(42,076)
Provision for income taxes	(925)	(564)	(1,755)	(963)
Net loss	$(16,745)	$(37,106)	$(28,687)	$(43,039)

Comparison of Three Months Ended June 30, 2023 and 2023

	Three Months Ended June 30,
	2023	2022

	(unaudited) (in thousands)
Revenue	$48,561	$41,190
Cost of revenue	18,300	13,736
Gross profit	$30,261	$27,454
Gross margin	62.3%	66.7%

Revenue
Revenue increased $7.4 million, or 18.0%, to $48.6 million for the three months ended June 30, 2023 as compared to $41.2 million for the three months ended June 30, 2022. The increase was primarily due to share gains in global markets, particularly in our EMEA and Asian Pacific markets.
Cost of Revenue and Gross Margin
Cost of revenue increased $4.6 million, or 33.6%, to $18.3 million for the three months ended June 30, 2023 compared to $13.7 million for the three months ended June 30, 2022. The increase in cost of revenue is in line with the increase in revenue except as described below.
Gross margin decreased to 62.3% for the three months ended June 30, 2023 as compared to 66.7% for the three months ended June 30, 2022 due to an increase in the reserve for inventory obsolescence, new product initiatives, and higher manufacturing costs primarily impacted by an increase in cost of labor and overhead due, in part, to the revaluation of the Costa Rica colón.
Operating Expenses

	Three Months Ended June 30,
	2023	2023

	(unaudited) (in thousands)
Operating expenses:
Sales, general and administrative	$37,027	$32,957
Research and development	6,947	4,903
Total operating expenses	$43,974	$37,860

Sales, General and Administrative Expense
SG&A expense increased $4.0 million, or 12.1%, to $37.0 million for the three months ended June 30, 2023, compared to $33.0 million for the three months ended June 30, 2022. The increase in SG&A was primarily due to a $1.7 million increase in freight associated with higher revenues, an $0.8 million increase in facilities costs from our expanding operations, a $0.7 million increase in personnel and related costs, and a $0.4 million increase in sales and marketing expenses.
Research and Development Expense
R&D expense increased $2.0 million, or 40.8%, to $6.9 million for the three months ended June 30, 2023, compared to $4.9 million for the three months ended June 30, 2022 primarily due to a $1.9 million increase in personnel costs and a $0.4 million increase in expenditures related to our IDE clinical study in the United States.
Interest Expense
Interest expense for the three months ended June 30, 2023 was $3.6 million as compared to $3.4 million for the three months ended June 30, 2022. The increase was primarily due to the new Credit Agreement entered into on April 2022 and the second tranche advanced pursuant to the Credit Agreement in December 2022.

Change in Fair Value of Derivative Instruments
Change in fair value of derivative instruments resulted in a gain of $1.1 million for the three months ended June 30, 2022 due to changes in the fair value of Madryn derivatives embedded in the Madryn Credit Agreement we entered into in August 2017. The loan was repaid in June 2022.
Provision for Income Taxes
Provision for income taxes increased $0.3 million, or 50.0%, to $0.9 million for the three months ended June 30, 2023, compared to $0.6 million for the three months ended June 30, 2022. The change in the provision for income taxes is primarily due to the increase in pre-tax income in certain U.S. and foreign jurisdictions.
Other Income (Expense), Net
Other income (expense), net increased $6.2 million, or 126.5%, to a gain of $1.3 million for the three months ended June 30, 2023, compared to a loss of $4.9 million for the three months ended June 30, 2022. The increase was primarily due to foreign currency fluctuations of the euro and the Brazilian real as compared to the U.S. dollar in the second quarter of 2023 compared to the second quarter of 2022, resulting in a foreign currency transaction gain of $1.5 million for the three months ended June 30, 2023, compared to a $4.8 million loss for the three months ended June 30, 2022.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $19.0 million for the three months ended June 30, 2022 due to the extinguishment of the Madryn debt. The $19.0 million loss on the extinguishment of debt represents the difference between the carrying value of the Madryn debt and the cash outflows to extinguish the debt, including $6.5 million of the early repayment penalty.

Comparison of the Six Months Ended June 30, 2023 and 2022

	Six Months Ended June 30, 2023
	2023	2022

	(unaudited) (in thousands)
Revenue	$95,085	$79,642
Cost of revenue	34,745	27,252
Gross profit	$60,340	$52,390
Gross margin	63.5%	65.8%

Revenue
Revenue increased $15.5 million, or 19.5%, to $95.1 million for the six months ended June 30, 2023 as compared to $79.6 million for the six months ended June 30, 2022. The increase was primarily due to share gains in global markets, particularly in our EMEA and Asian Pacific markets.
Cost of Revenue and Gross Margin
Cost of revenue increased $7.4 million, or 27.1%, to $34.7 million for the six months ended June 30, 2023 compared to $27.3 million for the six months ended June 30, 2022. The increase in cost of revenue is in line with the increase in revenue except as described below.
Gross margin decreased to 63.5% for the six months ended June 30, 2023 compared to 65.8% for the six months ended June 30, 2022, due to an increase in the reserve for inventory obsolescence, new product initiatives, and higher manufacturing costs primarily impacted by an increase in cost of labor and overhead due, in part, to the revaluation of the Costa Rica colón.
Operating Expenses

	Six Months Ended June 30, 2023
	2023	2022

	(unaudited) (in thousands)
Operating expenses:
Sales, general and administrative	$68,733	$59,870
Research and development	13,480	8,501
Total operating expenses	$82,213	$68,371

Sales, General and Administrative Expense
SG&A expense increased $8.8 million, or 14.7%, to $68.7 million for the six months ended June 30, 2023, compared to $59.9 million for the six months ended June 30, 2022. The increase in SG&A was primarily due to a $2.8 million increase in freight associated with higher revenues, a $2.4 million increase in personnel and related costs due to increased headcount, a $2.0 million increase in sales and marketing expenses, and a $1.4 million increase in costs in facilities from our expanding operations.
Research and Development Expense
R&D expense increased $5.0 million, or 58.8%, to $13.5 million for the six months ended June 30, 2023, compared to $8.5 million for the six months ended June 30, 2022. The increase in R&D expense was primarily due to a $4.2 million increase in personnel cost and a $1.1 million increase in expenditures related to our IDE clinical trial in the United States.

Interest Expense
Interest expense was $7.4 million for the six months ended June 30, 2023, compared to $5.7 million for the six months ended June 30, 2022. The increase was primarily due to the new Credit Agreement entered into on April 2022 and the second tranche advanced pursuant to the Credit Agreement in December 2022.
Change in Fair Value of Derivative Instruments
Change in fair value of derivative instruments resulted in a gain of $0.7 million for the six months ended June 30, 2022 due to changes in the fair value of Madryn derivatives embedded in the Madryn Credit Agreement we entered into in August 2017. The loan was repaid in June 2022.
Provision for Income Taxes
Provision for income taxes increased $0.8 million, or 80.0%, to $1.8 million for the six months ended June 30, 2023, compared to $1.0 million for the six months ended June 30, 2022. The change in the provision for income taxes is primarily due to the increase in pre-tax income in certain US and foreign jurisdictions.
Other Income (Expense), Net
Other income (expense), net increased $4.3 million, or 195.5%, to income of $2.1 million for the six months ended June 30, 2023, compared to a loss of $2.2 million for the six months ended June 30, 2022. The decrease was primarily due to the foreign currency fluctuations of the Brazilian real and euro as compared to the U.S. dollar in fiscal 2023 and 2022, resulting in a foreign currency transaction gain of $2.4 million, the majority of which remains unrealized, for the six months ended June 30, 2023, compared to a $2.1 million loss for the six months ended June 30, 2022.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $19.0 million for the six months ended June 30, 2022 due to the extinguishment of the Madryn debt. The $19.0 million loss on the extinguishment of debt represents the difference between the carrying value of the Madryn debt and the cash outflows to extinguish the debt, including $6.5 million of the early repayment penalty.
Liquidity and Capital Resources
As of June 30, 2023, we had an accumulated deficit of $310.3 million. Since our inception, we have generated losses and expect to continue to generate losses in the near term. We have financed our operations through a combination of equity financings and debt financings, and from cash generated from operations, primarily from the collection of accounts receivable resulting from sales. Our historical cash outflows have primarily been associated with cash used for operating activities such as expansion of our sales and marketing and distributor infrastructure, investing in inventory, R&D activities, asset acquisitions, capital improvements, including our new manufacturing facility, and other working capital needs. As of June 30, 2023 and December 31, 2022, we had cash of $90.2 million and $66.4 million, respectively.
On April 27, 2023, we issued 1,100,000 common shares in an underwritten public offering, at a price to the public of $71.50 per share. The underwriters purchased the shares from the Company at a price of $67.21 per share and exercised the option to purchase an additional 165,000 common shares, at the public offering price per share. Net proceeds to us after deducting underwriting discounts and offering expenses were approximately $84.6 million. See Note 7 “Shareholders’ Equity (Deficit)” for additional information.
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
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Six Months Ended June 30,
	2023	2022
	(unaudited) (in thousands)
Net cash provided by (used in):
Operating activities	$(48,854)	$(16,170)
Investing activities	(13,327)	(19,553)
Financing activities	85,675	74,013
Effect of exchange rate changes on cash	333	(446)
Net increase in cash	$23,827	$37,844

Net Cash Used in Operating Activities
Net cash used in operating activities of $48.9 million for the six months ended June 30, 2023 was primarily comprised of a net loss of $28.7 million, changes in operating assets and liabilities of $31.3 million, $3.8 million of unrealized foreign currency gain and $1.9 million of interest capitalized for construction in progress, partially offset by $6.9 million of share-based compensation expense, $6.5 million of non-cash interest expense due to accretion of debt discounts, and a $1.9 million of non-cash depreciation and amortization expense.
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
Net Cash Used in Investing Activities
Net cash used in investing activities of $13.3 million for the six months ended June 30, 2023 primarily consisted of $9.7 million of cash paid for capital expenditures on construction in progress related to our new manufacturing facility in the Coyol Free Zone in Costa Rica and $3.5 million in purchases of property and equipment.
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
Net Cash Provided by Financing Activities
Net cash provided by financing activities of $85.7 million for the six months ended June 30, 2023 primarily consisted of $84.5 million of proceeds received for the issuance of common shares, net of underwriters’ discount and issuance costs, from our public offering in April 2023 and $1.5 million in proceeds received for stock option exercises, partially offset by $0.3 million paid to satisfy tax withholding obligations upon the vesting of restricted stock.
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
Material Cash Requirements
Our material cash requirements have not changed materially from those included in our Annual Report on the Form 10-K filed with the SEC on March 1, 2023.
Indebtedness
On April 26, 2022, or the Closing Date, we entered into the Credit Agreement, pursuant to which the Lenders agreed to make term loans to the Company in an aggregate principal amount of up to $225 million, which we collectively refer to as the Term Loans, with the first tranche of $150 million advanced on the Closing Date. Part of the first tranche was used to repay the outstanding principal and interest under the Madryn Credit Agreement in full, including the early repayment penalty of $6.5 million. In December 2022, we qualified to borrow and received an advance of $25 million under the second tranche. The Term Loans will mature on the 5-year anniversary of the Closing Date and accrue interest at a rate equal to 9% per annum. As of June 30, 2023, $186.9 million was outstanding under the Credit Agreement, representing the initial principal of $150 million for the Tranche A Term Loan, $25 million for the Tranche B Term Loan and $11.9 million of interest accrued into the principal balance.
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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk during the six months ended June 30, 2023 has not materially changed from what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. See Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of June 30, 2023, the end of the period covered by this Quarterly Report on From 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report at the reasonable assurance level.
Material Weaknesses in Internal Control over Financial Reporting
We disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 that we had a material weakness in our internal control over financial reporting as of December 31, 2022 related to user access control deficiencies and a lack of segregation of duties with respect to certain user roles.
Plan for Remediation of the Material Weakness
As described in our Annual Report on Form 10-K for the year ended December 31, 2022, we implemented a number of measures to address the material weakness referenced above. We improved policies and procedures and designed and documented more effective controls that addressed the relevant risks in order to remediate the previously identified material weakness in addition to engaging both internal and external resources to review and remediate the deficient controls around sensitive access and segregation of duties, including identifying any specific areas within our information technology systems that require additional resources. We have made significant progress remediating primary user access, privileged access, and segregation of duties automated controls. Additional time is needed to prove the operational effectiveness of manual controls that are dependent upon the information derived from financially relevant systems. We expect that the remediation of this material weakness will be completed in the second half of 2023.
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
Although we launched Motiva Implants commercially in October 2010 and have sold over 3.1 million units to date in various countries outside the United States, we do not have as much post-market surveillance data as our competitors and may not have clearly identified all possible or actual risks of our products. Furthermore, if our clinical trials do not produce patient data that compares favorably with breast implants that are already on the market, physicians and patients may opt to not use our products, and our business would suffer.
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
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including for 35 days beginning on December 22, 2018, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Additionally, if legislation increasing the debt ceiling is not enacted, the federal government may stop or delay funding certain agencies or programs. The current split control of the United States Congress increases the risk of a breach in the debt ceiling, failure to enact annual appropriations or federal government shut down, preventing the FDA from continuing its activities. Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of foreign manufacturing facilities and routine surveillance inspections of domestic manufacturing facilities in 2020. If a prolonged government shutdown occurs, or if other events, including global health concerns, prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities in a timely manner, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, a breach of the U.S. debt ceiling, future federal government shutdowns or delays in annual appropriations could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
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
Manufacturing of silicone breast implants requires costly capital equipment and a highly skilled workforce. There is a significant lead time to build and certify a new manufacturing facility. Until 2017, we had one manufacturing facility in Costa Rica, and we experienced inventory shortages from time-to-time that impaired our ability to meet market demand. In March 2017, our second manufacturing facility, also located in Costa Rica, became operational, and we received certification under the multi-country MDSAP protocol and began shipping saleable product. Although we believe our current facilities give us adequate manufacturing capacity to meet current demand, we have, in the past, been unable to fill all incoming orders. We began construction of the third facility in Costa Rica during the third quarter of 2021. In July 2023, we announced the grand opening of the first phase of the Sulàyöm Innovation Campus. We expect to commence manufacturing out of the new facility by the end of fiscal 2023. If this expansion is not completed in a timely manner, or if we are not able to get required regulatory approvals for the new facility, our ability to fill incoming orders may be adversely impacted. In addition, if we obtain FDA approval, we will likely need to obtain additional manufacturing capacity prior to any commercialization of our Motiva Implants in the United States. If demand increases faster than we expect, or if we are unable to produce the quantity of goods that we expect with our current facilities, we may not be able to grow revenue at an optimal rate. There may be other negative effects from supply shortages, including loss of our reputation in the marketplace and a negative impact on our relationships with our distributors.

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
We have incurred losses to date and expect to continue to incur losses for the foreseeable future. Sales of our Motiva Implants accounted for approximately 98% of our revenues for the six months ended June 30, 2023 and for each of the years ended December 31, 2022 and December 31, 2021 and we expect our revenues to continue to be driven primarily by sales of these products. In order to achieve and sustain profitability, our revenues from these products will need to grow beyond the levels we have achieved in the past. If physicians and/or patients do not perceive our products to be competitive in features and safety when compared to other products in the market, or if demand for our Motiva Implants or for breast implants in general decreases, we may fail to achieve sales levels that provide for future profitability.
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
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, such as slower growth or recession, continued inflation or decreases in consumer spending or confidence. A severe or prolonged economic downturn could result in a variety of risks to our business, including general economic pressure on our customers’ patients. Elective aesthetic procedures, including breast augmentation, are typically not covered by insurance and are less of a priority than other items for those patients that have lost their jobs, are furloughed, have reduced work hours or have to allocate their cash to other priorities. As a result, adverse changes in the economy, including as a result of current inflationary pressures or macroeconomic fallout from a potential U.S. government default on its debt, may cause consumers to reassess their spending choices and reduce demand for elective aesthetic procedures, which could have an adverse effect on our net sales and profitability. A weak or declining economy could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers or distributors to delay making payments for our products. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the economic climate and financial market conditions could adversely affect our business.
We have incurred net operating losses in the past and expect to incur net operating losses for the foreseeable future.
We have incurred net operating losses since our inception, and we continue to incur significant research and development and general and administrative expenses related to our operations. We do not expect to be profitable in 2023, and in future years we expect to incur significant research and development expenses related to, among other things, the IDE clinical study of Motiva Implants in the United States. Investment in medical device product development, particularly clinical studies, is highly speculative. It entails substantial upfront capital expenditures and significant risk that any potential planned product will fail to demonstrate adequate accuracy or clinical utility. We may not be profitable for some time. As of June 30, 2023, we had an accumulated deficit of $310.3 million.
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
As of June 30, 2023, we had 1,075 employees. Unless it is necessary for us to make reductions to our workforce as a cost management strategy, over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, principally in the areas of manufacturing, regulatory affairs, clinical and sales and marketing, and particularly as we prepare our operations in the anticipation of obtaining approval from the FDA to commercialize our Motiva Implants in the United States. We also intend to continue to improve our operational, financial and management controls, reporting systems and procedures, which may require additional personnel. Such growth could place a strain on our administrative and operational infrastructure, and/or our managerial abilities, and we may not be able to make improvements to our management information and control systems in an efficient or timely manner. We may discover deficiencies in existing systems and controls.
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
Our success in implementing our business strategy depends largely on the skills, experience and performance of members of our executive management team and other key employees, including Juan José Chacón Quirós, our Chief Executive Officer, Roberto de Mezerville, our Chief Technology Officer, Rajbir Denhoy, our Chief Financial Officer, Raul Rodio, our Chief Operating Officer, and Ross Mansbach, our General Counsel and Chief Human Resources Officer. The collective efforts of each of these persons, and others working with them as a team, are critical as we continue to develop our tests and technologies and pursue our research and development and sales programs. In addition, we have experienced significant changes in our executive leadership in the past twelve months, including in our General Counsel and Chief Operating Officer positions. As a result of the difficulty in locating qualified new management and other key employees, the loss or incapacity of existing members of our executive management team could adversely affect our operations. If we were to lose one or more key employees, we could experience difficulties in finding qualified successors, competing effectively, developing our technologies and implementing our business strategy. In addition, changes to strategic or operating goals, which can often times occur with the appointment of new executives and directors, can create uncertainty, may negatively impact our ability to execute quickly and effectively, and may ultimately be unsuccessful. Executive leadership transition periods are often difficult as the new executives gain detailed knowledge of our operations, and friction can result from changes in strategy and management style. Management turnover inherently causes some loss of institutional knowledge, which can negatively affect strategy and execution. We do not have “key person” life insurance on our senior executives, and the loss of any of the key team members would have a negative impact to our business and financial results. In addition, the job market in Costa Rica and other locations in which we operate has recently become more competitive and we are competing for talent with major multinational corporations which have significantly more resources than us, and we may find new difficulties in retaining our most talented employees.
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
We present our results of operations in U.S. dollars, which is our reporting currency. However, as of June 30, 2023, the majority of our revenues are denominated in currencies other than the U.S. dollar - primarily the euro, the Brazilian real, and the British pound. As of June 30, 2023, the majority of our expenses are denominated in U.S. dollars or in Costa Rican colones, which are linked to the U.S. dollar. In the future, we expect to have significant revenues and expenses denominated in these non-U.S. currencies. As such, unfavorable fluctuations in currency exchange rates have had, and in the future could continue to have, an adverse effect on our results of operations.
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
Our headquarters are located in Costa Rica, and all of our main manufacturing activities are conducted in two ISO-13485 and GMP compliant manufacturing facilities in Costa Rica through Establishment Labs, S.A. A third facility in Costa Rica is under construction and is expected to commence manufacturing by the end of fiscal 2023. Despite our efforts to maintain and safeguard our manufacturing facilities, including acquiring insurance and adopting maintenance and health and safety protocols, vandalism, terrorism or a natural or other climate-related disaster, such as earthquake, volcanic activity, fire or flood, could damage or destroy our inventory of finished goods, cause substantial delays in our operations and manufacturing, result in the loss of key information and cause us to incur additional expenses. Our insurance may not cover our losses in any particular case. In addition, regardless of the level of insurance coverage, damage to our facilities may have an adverse effect on our business, financial condition and results of operations.

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
Filing, prosecuting and defending patents on all of our planned products throughout the world may be prohibitively expensive to us. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but where enforcement is not as strong as in the United States. These products may compete with our products in jurisdictions where we do not have any issued patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from competing. Many companies have encountered significant problems in protecting and defending intellectual property rights in international jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business.
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
A tax authority may disagree with tax positions that we have taken, which could result in increased tax liabilities. For example, the U.S. Internal Revenue Service or another tax authority could challenge the amounts paid between our affiliated companies pursuant to our intercompany arrangements and transfer pricing policies. A tax authority may take the position that material income tax liabilities, interest and penalties are payable by us, in which case, we expect that we might contest such assessment. Contesting such an assessment may be lengthy and costly and if we were unsuccessful in disputing the assessment, the implications could increase our anticipated effective tax rate, where applicable. In addition, we may be subject to additional tax liabilities, which could materially and adversely affect our business, financial condition and results of operations. The application, interpretation and enforcement of value-added tax, or VAT, and other taxes and related regulations applicable to medical device companies is complex and evolving.
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
It was determined that our primary user access controls (i.e. provisioning, de-provisioning, and quarterly user access review) to ensure appropriate segregation of duties that would adequately restrict user and privileged access to the financially relevant systems and data to appropriate Company personnel were not operating effectively. These user access control deficiencies resulted in a lack of segregation of duties with respect to certain user roles. Automated process-level controls and manual controls that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective as a result of such deficiency. As a result, it was determined that a material weakness in our internal control over financial reporting existed as of December 31, 2021. The material weakness persisted as of December 31, 2022 and will not be considered remediated until the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that the control objective is achieved, and the controls are operating effectively. We have made significant progress remediating primary user access, privileged access, and segregation of duties automated controls as of June 30, 2023. Additional time is needed to prove the operational effectiveness of manual controls that are dependent upon the information derived from financially relevant systems. We expect that the remediation of this material weakness will be completed during 2023.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. MINE SAFETY DISCLOSURES
None
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS
(a)     Exhibits.

Exhibits	Description	Incorporation by Reference
3.1	Memorandum and Articles of Association of the Registrant	Incorporated by reference from Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on May 31, 2023
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

ESTABLISHMENT LABS HOLDINGS INC.

		By:	/s/ Juan José Chacón Quirós

Date:	August 9, 2023	By:	Juan José Chacón Quirós
		Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 9, 2023	By:	/s/ Rajbir S. Denhoy

		Name:	Rajbir S. Denhoy
		Title:	Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)