Form 10-Q
period 2023-09-30
ESTABLISHMENT LABS HOLDINGS INC.
filed 2023-11-08
CIK 1688757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023.
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
The number of the registrant’s common shares outstanding as of November 7, 2023 was 25,808,260.

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
•The medical device industry is characterized by patent litigation and we could become subject to litigation that could be costly, result in the diversion of management’s time and efforts, require us to pay damages or prevent us from marketing our existing or future products.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash	$52,190	$66,355
Accounts receivable, net of allowance for doubtful accounts of $1,459 and $741	54,693	35,423
Inventory, net	67,935	36,583
Prepaid expenses and other current assets	11,903	11,543
Total current assets	186,721	149,904
Long-term assets:
Property and equipment, net of accumulated depreciation	72,642	51,092
Goodwill	465	465
Intangible assets, net of accumulated amortization	5,705	4,608
Right-of-use operating lease assets, net	3,561	3,702
Other non-current assets	1,439	1,290
Total assets	$270,533	$211,061
Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$28,928	$20,034
Accrued liabilities	19,388	17,237
Other liabilities, short-term	1,986	1,688
Total current liabilities	50,302	38,959
Long-term liabilities:
Note payable, net of debt discount and issuance costs	185,321	175,461
Operating lease liabilities, non-current	2,918	3,200
Other liabilities, long-term	1,505	1,626
Total liabilities	240,046	219,246
Commitments and contingencies (Note 12)
Shareholders’ equity (deficit):
Common shares - zero par value, unlimited amount authorized; 26,213,504 and 24,815,908 shares issued at September 30, 2023 and December 31, 2022, respectively; 25,805,434 and 24,407,838 shares outstanding at September 30, 2023 and December 31, 2022, respectively	310,606	223,637
Additional paid-in-capital	60,335	49,911
Treasury shares, at cost, 408,070 shares held at September 30, 2023 and December 31, 2022	(2,854)	(2,854)
Accumulated deficit	(339,554)	(281,594)
Accumulated other comprehensive income	1,954	2,715
Total shareholders’ equity (deficit)	30,487	(8,185)
Total liabilities and shareholders’ equity (deficit)	$270,533	$211,061
The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$38,506	$38,245	$133,591	$117,887
Cost of revenue	12,454	12,205	47,199	39,457
Gross profit	26,052	26,040	86,392	78,430
Operating expenses:
Sales, general and administrative	39,962	31,268	108,695	91,138
Research and development	7,128	5,289	20,608	13,790
Total operating expenses	47,090	36,557	129,303	104,928
Loss from operations	(21,038)	(10,517)	(42,911)	(26,498)
Interest income	271	10	516	62
Interest expense	(3,679)	(3,880)	(11,055)	(9,560)
Change in fair value of derivative instruments	—	—	—	703
Other expense, net	(4,158)	(3,618)	(2,086)	(5,769)
Loss on extinguishment of debt	—	—	—	(19,019)
Loss before income taxes	(28,604)	(18,005)	(55,536)	(60,081)
Provision for income taxes	(669)	(603)	(2,424)	(1,566)
Net loss	$(29,273)	$(18,608)	$(57,960)	$(61,647)

Basic and diluted net loss per share	$(1.12)	$(0.76)	$(2.28)	$(2.53)
Weighted average outstanding shares used for basic and diluted net loss per share	26,034,185	24,511,495	25,444,155	24,406,389

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(29,273)	$(18,608)	$(57,960)	$(61,647)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	144	69	(761)	(1,054)
Other comprehensive income (loss)	144	69	(761)	(1,054)
Comprehensive loss	$(29,129)	$(18,539)	$(58,721)	$(62,701)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Shareholders’ Equity (Deficit)
(In thousands, except share data)
(Unaudited)

	Common Shares		Treasury Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2023	24,815,908	$223,637	(408,070)	$(2,854)	$49,911	$(281,594)	$2,715	$(8,185)
Stock option exercises	52,148	1,271	—	—	—	—	—	1,271
Share-based compensation	2,648	3	—	—	3,321	—	—	3,324
Shares withheld to cover income tax obligation upon vesting of restricted stock	(941)	(1)	—	—	(61)	—	—	(62)
Foreign currency translation loss	—	—	—	—	—	—	(402)	(402)
Net loss	—	—	—	—	—	(11,942)	—	(11,942)
Balance at March 31, 2023	24,869,763	224,910	(408,070)	(2,854)	53,171	(293,536)	2,313	(15,996)
Issuance of common stock, net of underwriters’ discount and issuance costs	1,265,000	84,538	—	—	—	—	—	84,538
Issuance of common stock in lieu of cash compensation	509	35	—	—	—	—	—	35
Stock option exercises	13,293	210	—	—	—	—	—	210
Share-based compensation	36,517	36	—	—	3,580	—	—	3,616
Shares withheld to cover income tax obligation upon vesting of restricted stock	(4,049)	(4)	—	—	(278)	—	—	(282)
Foreign currency translation loss	—	—	—	—	—	—	(503)	(503)
Net loss	—	—	—	—	—	(16,745)	—	(16,745)
Balance at June 30, 2023	26,181,033	309,725	(408,070)	(2,854)	56,473	(310,281)	1,810	54,873
Issuance of common shares, post-IPO	4,306	250	—	—	—	—	—	250
Issuance of common stock in lieu of cash compensation	713	35	—	—	—	—	—	35
Stock option exercises	23,850	593	—	—	—	—	—	593
Share-based compensation	5,321	5	—	—	3,966	—	—	3,971
Shares withheld to cover income tax obligation upon vesting of restricted stock	(1,719)	(2)	—	—	(104)	—	—	(106)
Foreign currency translation gain	—	—	—	—	—	—	144	144
Net loss	—	—	—	—	—	(29,273)	—	(29,273)
Balance at September 30, 2023	26,213,504	$310,606	(408,070)	$(2,854)	$60,335	$(339,554)	$1,954	$30,487
The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Shareholders’ Equity (Deficit)
(In thousands, except share data)
(Unaudited)

	Common Shares		Treasury Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2022	24,488,335	$219,737	(408,070)	$(2,854)	$36,584	$(206,385)	$3,657	$50,739
Stock option exercises	113,821	1,702	—	—	—	—	—	1,702
Share-based compensation	—	—	—	—	3,434	—	—	3,434
Foreign currency translation loss	—	—	—	—	—	—	(2,107)	(2,107)
Net loss	—	—	—	—	—	(5,933)	—	(5,933)
Balance at March 31, 2022	24,602,156	221,439	(408,070)	(2,854)	40,018	(212,318)	1,550	47,835
Stock option exercises	35,881	411	—	—	—	—	—	411
Share-based compensation	—	—	—	—	3,743	—	—	3,743
Foreign currency translation gain	—	—	—	—	—	—	984	984
Net loss	—	—	—	—	—	(37,106)	—	(37,106)
Balance at June 30, 2022	24,638,037	221,850	(408,070)	(2,854)	43,761	(249,424)	2,534	15,867
Warrant exercises	4,703	5	—	—	(5)	—	—	—
Stock option exercises	95,194	1,275	—	—	—	—	—	1,275
Share-based compensation	12,542	13	—	—	2,908	—	—	2,921
Shares withheld to cover income tax obligation upon vesting of restricted stock	(79)	—	—	—	(5)	—	—	(5)
Foreign currency translation gain (loss)	—	—	—	—	—	—	69	69
Net loss	—	—	—	—	—	(18,608)	—	(18,608)
Balance at September 30, 2022	24,750,397	$223,143	(408,070)	$(2,854)	$46,659	$(268,032)	$2,603	$1,519
The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(57,960)	$(61,647)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,944	2,881
Provision for doubtful accounts	712	393
Provision for inventory obsolescence	1,056	1,487
Share-based compensation	10,911	10,098
Loss from disposal of property and equipment	242	121
Unrealized foreign currency (gain)/ loss, net	(621)	5,832
Amortization of right-to-use asset	542	311
Loss on extinguishment of debt	—	19,019
Change in reserve for PP&E impairment	(341)	—
Change in fair value of derivative instruments	—	(703)
Stock compensation in lieu of cash fees to non-employee directors	70	—
Interest capitalized for construction in progress	(3,016)	—
Non-cash interest expense and amortization of debt discount	9,860	5,356
Changes in operating assets and liabilities:
Accounts receivable	(19,634)	(9,883)
Inventory	(32,958)	(8,315)
Prepaid expenses and other current assets	(1,103)	(3,191)
Other assets	(149)	(937)
Accounts payable	8,674	610
Accrued liabilities	787	2,692
Operating lease liabilities	(511)	(251)
Other liabilities	130	(157)
Net cash used in operating activities	(80,365)	(38,150)
Cash flows from investing activities:
Purchases of property and equipment	(7,253)	(1,885)
Cash used in asset acquisitions	—	(525)
Cost incurred for intangible assets	(370)	(1,209)
Capital expenditures on construction in progress	(12,304)	(20,744)
Net cash used in investing activities	(19,927)	(24,363)
Cash flows from financing activities:
Issuance of common stock, net of underwriters’ discount and issuance costs	84,538	—
Borrowings under Oaktree credit agreement, net of debt discount and issuance costs	—	143,593
Repayment of Madryn debt agreement	—	(71,681)
Repayments on finance leases	—	(17)
Proceeds from stock option exercises	2,074	3,388
Tax payments related to shares withheld upon vesting of restricted stock	(450)	(5)
Net cash provided by financing activities	86,162	75,278
The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Effect of exchange rate changes on cash	(35)	(831)
Net increase in cash	(14,165)	11,934
Cash at beginning of period	66,355	53,415
Cash at end of period	$52,190	$65,349

Supplemental disclosures:
Cash paid for interest	$4,200	$4,184
Cash paid for income taxes	$1,810	$1,298

Supplemental disclosures of non-cash investing and financing activities:
Unpaid balance for property and equipment	$1,269	$32
Unpaid balance for intangible assets	$1,280	$—
Equity consideration in an asset acquisition	$250	$—
Interest capitalized for construction in progress	$3,016	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Formation and Business of the Company
Establishment Labs Holdings Inc., with its wholly owned subsidiaries, or the Company, is a global company that manufactures and markets innovative medical devices for aesthetic and reconstructive plastic surgery. The Company was established in the British Virgin Islands on October 9, 2013, at which time Establishment Labs, S.A., the Costa Rican manufacturing company, was reincorporated as a wholly-owned subsidiary. As of September 30, 2023, the Company also has wholly-owned subsidiaries in the United States (JAMM Technologies, Inc. and Motiva USA LLC), Brazil (Establishment Labs Produtos para Saude Ltda), Belgium (European Distribution Center Motiva BV), France (Motiva Implants France SAS), Sweden (Motiva Nordica AB), Switzerland (JEN-Vault AG), the United Kingdom (Motiva Implants UK Limited), Italy (Motiva Italy S.R.L), Spain (Motiva Implants Spain, S.L.), Austria (Motiva Austria GmbH), Germany (Motiva Germany GmbH) and Argentina (Motiva Argentina S.R.L). Substantially all of the Company’s revenues are derived from the sale of silicone gel-filled breast implants, branded as Motiva Implants.
The main manufacturing activities are conducted at two manufacturing facilities in Costa Rica. The Company is in the process of finishing the construction for a third facility in Costa Rica and currently expects to commence manufacturing from the new facility in fiscal 2024. In 2010, the Company began operating under the Costa Rica free zone regime (Régimen de Zona Franca), which provides for reduced income tax and other tax obligations pursuant to an agreement with the Costa Rican authorities.
The Company’s products are approved for sale in Europe, the Middle East, Latin America, and Asia. The Company sells its products internationally through a combination of distributors and direct sales to customers.
The Company is pursuing regulatory approval to commercialize its products in the United States. The Company received approval for an investigational device exemption, or IDE, from the United States Food and Drug Administration, or FDA, in March 2018 to initiate a clinical trial in the United States for its Motiva Implants. In August 2019, the Company completed all patient surgeries for the IDE aesthetic cohorts, which include primary augmentation and revision. In 2021, the Company initiated a modular pre-market approval, or PMA, submission process with the FDA and submitted the first of four expected modules. In April 2022, the Company released preliminary results of the two-year patient follow-up data for the primary augmentation cohort of its IDE clinical trial. The second module was submitted in May 2022. In June 2022, full enrollment of the IDE clinical trial was complete, and all surgeries in the primary reconstruction cohort were performed. In August 2022, the third module was submitted to the FDA. The fourth and final module was submitted to the FDA in February 2023. The Company presented three-year patient follow-up data for the primary augmentation cohort of the IDE clinical trial at The Aesthetic Meeting in April 2023. In October 2023, the FDA granted 510(k) clearance for the Motiva Flora SmoothSilk Tissue Expander.
2.    Summary of Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2023 as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s audited consolidated financial statements as of December 31, 2022 and 2021 and for the years ended 2022, 2021 and 2020 presented in the Company’s Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 1, 2023. Below are those policies with current period updates.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The condensed consolidated financial statements include the Company’s accounts and those of its wholly owned subsidiaries as of September 30, 2023 as follows:

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
Unaudited Interim Condensed Consolidated Financial Information
The accompanying interim condensed consolidated financial statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022, and the related interim information contained within the notes to the condensed consolidated financial statements, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to state fairly the Company’s financial position as of September 30, 2023, and the results of its operations and cash flows for the nine months ended September 30, 2023 and 2022. Such adjustments are of a normal and recurring nature. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full fiscal year 2023, or for any future period.
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
For the nine months ended September 30, 2023 and 2022, Brazil accounted for 14.0% and 17.5%, respectively, of consolidated revenue and no other individual country exceeded 10% of consolidated revenue, on a ship-to

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
destination basis.
The majority of the Company’s consolidated total assets, including cash and tangible assets, is held in the United States. The Company’s long-lived assets, which primarily consist of property and equipment and intangible assets located in Costa Rica, represented 85% and 88% of the total long-lived assets as of September 30, 2023 and December 31, 2022, respectively.
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
Substantially all of the Company’s revenues were derived from the sale of Motiva Implants. During the nine months ended September 30, 2023 and 2022, no customer accounted for more than 10% of the Company’s revenue. Two customers accounted for 11.7% and 10.0% of the Company’s trade accounts receivable balance as of September 30, 2023. One customer accounted for 11.5% of the Company’s trade accounts receivable balance as of December 31, 2022.
The Company relies on Avantor, Inc. (formerly NuSil Technology, LLC), or Avantor, as the sole supplier of medical-grade silicone used in Motiva Implants. During the nine months ended September 30, 2023 and 2022, the Company had purchases of $45.2 million, or 69.5% of total purchases, and $21.6 million, or 52.2% of total purchases, respectively, from Avantor. As of September 30, 2023 and December 31, 2022, the Company had an outstanding balance owed to this vendor of $4.8 million and $5.6 million, respectively.
The Company’s financial condition and future results of operations involve a number of risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, unfavorable economic conditions, uncertainty of regulatory approval of the Company’s current and potential future products, uncertainty of market acceptance of the Company’s products, competition from substitute products and larger companies, securing and protecting proprietary technology, access to capital, strategic relationships and dependence on key individuals and sole source suppliers.
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
Cash
The Company’s cash consists of cash maintained in checking and interest-bearing accounts. The majority of the Company’s cash is held at two financial institutions in the United States, with balances in excess of FDIC

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
insurance limits. The Company accounts for financial instruments with original maturities of three months or less at the date of purchase as cash equivalents. The Company held no cash equivalents as of September 30, 2023 or December 31, 2022.
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
Inventory and Cost of Revenue
Inventory is stated at the lower of cost to purchase or manufacture the inventory or the net realizable value of such inventory. Cost is determined using the standard cost method which approximates actual costs using the first-in, first-out basis. The Company regularly reviews inventory quantities, actual losses, projected future demand, and remaining shelf life to record a provision for obsolete and/or damaged inventory. An inventory reserve of $3.7 million and $2.6 million has been recorded as of September 30, 2023 and December 31, 2022, respectively.
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
Shipping and Handling Costs
Shipping and handling costs are expensed as incurred and are included in selling, general and administrative, or SG&A, expenses. For the three months ended September 30, 2023 and 2022, shipping and handling costs were $2.8 million and $2.5 million, respectively. For the nine months ended September 30, 2023 and 2022, shipping and handling costs were $9.2 million and $5.6 million, respectively.
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
The Company recognizes revenue when title to the product and risk of loss transfer to customers, provided there are no remaining performance obligations required of the Company or any written matters requiring customer acceptance. The Company allows for the return of product from direct customers in certain regions in limited instances within fifteen days after the original sale and records estimated sales returns as a reduction of sales in the same period revenue is recognized. Appropriate reserves are established for anticipated sales returns based on historical experience, recent gross sales and any notification of pending returns. Actual sales returns in any future period are inherently uncertain and thus may differ from the estimates. If actual sales returns differ significantly from the estimates, an adjustment to revenue in the current or subsequent period is recorded. As of September 30, 2023, an allowance of $0.2 million was recorded for product returns. As of December 31, 2022, allowance for product returns was de minimis.
A portion of the Company’s revenue is generated from the sale of consigned inventory maintained at physician, hospital, or clinic locations. For these products, revenue is recognized at the time the Company is notified by the consignee that the product has been implanted, not when the consigned products are delivered to the consignee’s warehouse.
Revenue was generated in these primary geographic markets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
EMEA (Europe / Middle East / Africa)	$23,328	$12,115	$63,499	$46,020
Latin America	12,581	12,323	40,519	38,691
Asia-Pacific	2,417	13,521	27,963	32,350
Other	180	286	1,610	826
	$38,506	$38,245	$133,591	$117,887

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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
The Company depreciates the owned buildings on a straight-line basis over 50 years of useful life. Depreciation of property and equipment is computed using the straight-line method over the assets’ estimated useful lives of five to ten years. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life of the asset or the remaining lease term after factoring expected renewal periods. Upon retirement or disposal of assets, the costs and related accumulated depreciation are eliminated from the accounts and any gain or loss is recognized in operations. Maintenance and repairs are expensed as incurred. Substantially all of the Company’s manufacturing operations and related property and equipment is located in Costa Rica.
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
(Unaudited)
useful life.
During the year ended December 31, 2022, there was no impairment of goodwill or intangible assets based on the qualitative assessments performed by the Company. As of September 30, 2023, no triggering events have occurred which would indicate that the acquired intangible asset values may not be recoverable.
Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. There were no impairment charges, or changes in estimated useful lives recorded during the year ended December 31, 2022. As of September 30, 2023, no triggering events have occurred which would indicate that the acquired long-lived asset values may not be recoverable.
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
There were no material uncertain tax positions in fiscal year 2022 or for the nine months ended September 30, 2023.
Foreign Currency
The financial statements of the Company’s foreign subsidiaries whose functional currencies are the local currencies are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, stockholders’ equity at the historical rates of exchange, and income and expense amounts at the average exchange rate for the period. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in “Accumulated other comprehensive income” as equity in the condensed consolidated balance sheet. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses resulting from foreign currency transactions are included within “Other expense, net” in the condensed consolidated statements of operations. For the three months ended September 30, 2023 and September 30, 2022, foreign currency transaction loss amounted to $3.8 million and $3.6 million, respectively. For the nine

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
months ended September 30, 2023 and September 30, 2022, foreign currency transaction loss amounted to $1.4 million and $5.6 million, respectively.
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
Reclassifications
Certain reclassifications have been made to prior year amounts to conform to the current year presentation. These reclassifications had no material impact on the Company’s financial position as of September 30, 2023 or results of operations for the three and nine months ended September 30, 2023.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
3.     Balance Sheet Accounts
Inventory, Net

	September 30, 2023	December 31, 2022

	(in thousands)
Raw materials	$33,147	$12,549
Work in process	1,356	1,666
Finished goods	33,432	22,368
	$67,935	$36,583

As of September 30, 2023 and December 31, 2022, $8.0 million and $2.0 million of inventory was on consignment, respectively.
Prepaid Expenses and Other Current Assets

	September 30, 2023	December 31, 2022

	(in thousands)
Prepaid insurance	$2,152	$2,598
Prepaid construction in process	39	2,240
Prepaid assets	399	991
Prepaid taxes	1,076	1,400
Prepaid services	636	685
Prepaid raw materials and accessories	1,618	433
Prepaid U.S. clinical trial costs	245	300
Prepaid warranty and distribution rights	253	238
Prepaid software	1,004	1,090
Other receivable	1,700	—
Other prepaid expenses	2,781	1,568
	$11,903	$11,543

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Property and Equipment, Net

	September 30, 2023	December 31, 2022

	(in thousands)
Machinery and equipment	$11,033	$11,118
Building improvements	9,324	7,006
Furniture and fixtures	7,748	5,645
Building	16,109	2,472
Leasehold improvements	2,565	2,233
Land	3,694	802
Vehicles	176	176
Construction in process	37,606	35,261
Total	88,255	64,713
Less: Accumulated depreciation and amortization	(15,613)	(13,621)
	$72,642	$51,092

For each of the three months ended September 30, 2023 and 2022, depreciation and amortization expense related to property and equipment was $0.7 million. For the nine months ended September 30, 2023 and 2022, depreciation and amortization expense related to property and equipment was $2.0 million and $1.9 million, respectively.
In August 2021, the Company entered into a contract with the Zona Franca Coyol, S.A., or CFZ, to begin construction of a new manufacturing facility in Costa Rica. The costs for improvement of the land and construction of a cold shell building are being paid for by CFZ while the Company is paying for internal improvements and customization. Upon completion, the Company had the option to purchase the title to the land and cold shell building for approximately $12.6 million or to lease the facility at a to be determined price. Subject to purchase of the land and cold shell building, the Company has the option to buy an adjacent lot of land for approximately $2.8 million and engage CFZ to construct an additional manufacturing facility. In, 2022, the Company exercised its option to purchase the title of the land and cold shell building. In July 2023, the Company announced the grand opening of the first phase of the Sulàyöm Innovation Campus. The Company currently expects to commence manufacturing from the new facility in fiscal 2024.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Accrued Liabilities
Accrued liabilities consisted of the following:

	September 30, 2023	December 31, 2022

	(in thousands)
Performance bonus	$5,170	$5,245
Payroll and related expenses	6,106	4,097
Bonus feature of stock option grants	4,500	4,500
Operating lease liabilities - current	751	688
Commissions	497	712
Professional and legal services	1,316	1,203
Taxes	240	171
Warranty reserve	80	130
Other	728	491
	$19,388	$17,237

Other Liabilities, Short-Term
Other liabilities, short-term consisted of the following:

	September 30, 2023	December 31, 2022

	(in thousands)
Deferred revenue	$1,986	$1,688

Other Liabilities, Long-Term
Other liabilities, long-term consisted of the following:

	September 30, 2023	December 31, 2022

	(in thousands)
Deferred revenue	$1,505	$1,670
Other	—	(44)
	$1,505	$1,626

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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company’s goodwill and most intangibles at September 30, 2023 are the result of previous asset and business acquisitions. Finite-lived intangibles are amortized over their estimated useful lives based on expected future benefit.
In addition to the intangibles acquired, the Company capitalized certain patent and license rights as identified intangibles based on patent and license rights agreements entered into over the past several years. Additionally, the Company capitalized certain software development costs.
There were no changes in the carrying amount of goodwill during the nine months ended September 30, 2023:

	Balance as of January 1, 2023	Additions	Accumulated Impairment Losses	Balance as of September 30, 2023

	(in thousands)
Goodwill	$465	$—	$—	$465

The carrying amounts of these intangible assets other than goodwill as of September 30, 2023 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives

	(in thousands)			(in years)
Patents and license rights	$2,007	$(1,389)	$618	7-12
Customer relationships	2,033	(1,983)	50	4-10
510(k) authorization	567	(298)	269	15
Developed technology	62	(62)	—	10
Capitalized software development costs	5,293	(2,388)	2,905	2-5
Other	183	(41)	142	2-5
Capitalized software development costs not yet amortized	1,280	—	1,280
Patents and license rights not yet amortized	441	—	441
	$11,866	$(6,161)	$5,705

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

For each of the three months ended September 30, 2023 and 2022, amortization expense related to intangible assets was $0.3 million. The amortization expense associated with intangible assets was $0.9 million for each of the nine months ended September 30, 2023 and 2022. Non-product related amortization is recorded in SG&A while product related amortization is recorded in cost of revenue.
As of September 30, 2023, the amortization expense related to identifiable intangible assets, with definite useful lives, in future periods is expected to be as follows:

Year Ending December 31,	(in thousands)
2023 (remaining)	$308
2024	1,154
2025	1,024
2026	561
2027	329
Thereafter	608
Total	$3,984

The Company evaluates the recoverability of goodwill and indefinite-lived intangible assets annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. During the year ended December 31, 2022, there was no impairment of goodwill or intangible assets based on the qualitative assessments performed by the Company. As of September 30, 2023, no triggering events have occurred which would indicate that the acquired intangible asset values may not be recoverable.
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
The effective interest rate under the Credit Agreement is 10.4%, and the weighted average interest rate is 9.0%. The Company elected to pay interest in kind on up to two-thirds of cash interest payments prior to the second anniversary of the Closing Date, resulting in a minimum initial cash interest rate of 3.00%. During the three months ended September 30, 2023 and 2022, the Company incurred $4.3 million and $3.5 million in interest expense, respectively. For the nine months ended September 30, 2023 and 2022, the interest expense associated with the Credit Agreement was $12.6 million and $5.9 million, respectively No principal payments are due on the Term Loans until the final maturity date on April 26, 2027.
As of September 30, 2023, $189.7 million was outstanding under the Credit Agreement representing the initial principal of $150 million for the Tranche A Term Loan, $25 million for the Tranche B Term Loan and $14.7 million of interest accrued into the principal balance.
The Company recorded Oaktree debt on the condensed consolidated balance sheets as follows:

	September 30, 2023	December 31, 2022

	(in thousands)
Principal	$189,690	$181,314
Net unamortized debt discount and issuance costs	(4,369)	(5,853)
Net carrying value of Oaktree debt	$185,321	$175,461

As of September 30, 2023, the Company was in compliance with all financial debt covenants.
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
Borrowings under the Madryn Credit Agreement bore interest at a rate equal to 3-month LIBOR plus 8.0% per annum provided that no default had occurred. The effective interest rate under the amended Madryn Credit Agreement was 18.4%, and the weighted average interest rate was approximately 10.6% until extinguishment. The Company incurred $2.2 million in interest expense in connection with Madryn Credit Agreement during the nine months ended September 30, 2022. No principal payments were due on the term loans until the final maturity date on September 30, 2025.

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
During the nine months ended September 30, 2023, the Company earned income from subleasing a warehouse facility for the remaining life of an existing master lease. The sublease agreement did not release the Company from its obligations under the master lease, and no modifications were made to the lease agreement. Income from the sublease is recognized on a straight-line basis over the term of the agreement.
The Company’s lease and sublease agreements do not contain any termination options, material residual value guarantees, material bargain purchase options or material restrictive covenants. The Company does not have any lease transactions with related parties.
Total lease cost includes the following components:

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
	(in thousands)
Operating lease expense cost	$819	$491
Sublease income	$(156)	$—
Total lease cost, net of sublease income	$663	$491

	September 30, 2023	December 31, 2022
Supplemental balance sheet information	(in thousands)
Operating lease right-of-use assets	$3,561	$3,702

Operating lease liabilities - short-term	751	688
Operating lease liabilities - long-term	2,918	3,200
Total operating lease liabilities	$3,669	$3,888

Weighted-average remaining lease term (years)
Operating leases	4.9	5.4

Weighted-average discount rate (%)
Operating leases	9.4%	9.5%

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities	(in thousands)
Operating cash outflows from operating lease expenses	$796	$429
Operating cash inflows from subleases	$(135)	$—
Operating cash outflows from operating leases, net of sublease income	$661	$429

ROU assets obtained in exchange for new lease liabilities
Operating leases	$478	$1,829

Maturities of lease liabilities as of September 30, 2023 were as follows:

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Years Ending December 31,	Operating Leases
(in thousands)
2023 (remaining)	$249
2024	998
2025	912
2026	833
2027	724
Thereafter	801
Total future minimum lease payments	4,517
Less: Amount of lease payments representing interest	(848)
Present value of future minimum lease payments	$3,669

The undiscounted future cash receipts from the Company’s sublease as of September 30, 2023 were as follows:

Years Ending December 31,	Sublease
(in thousands)
2023 (remaining)	$79
2024	321
2025	332
2026	343
2027	355
Thereafter	683
Total undiscounted future sublease cash receipts	$2,113
In September 2023, the Company signed a lease for an office space in Irving, Texas. The lease is set to start on January 1, 2024, but is dependent on completion of tenant improvements. No right-of-use assets or lease liabilities have been recorded as of September 30, 2023. The lease term is for 5.25 years with an option to renew, and the monthly rent will start at $21,800 and increase annually until it reaches $24,500 in the last year. The first three months of rent are waived.
7.    Shareholders’ Equity (Deficit)
Under the Company’s Amended and Restated Memorandum of Association and Articles of Association, or Articles, in effect as of September 30, 2023 and December 31, 2022, the Company had authorized an unlimited number of common shares with no par value.
As of September 30, 2023 and December 31, 2022, 26,213,504 and 24,815,908 common shares, respectively, were issued and 25,805,434 and 24,407,838 common shares, respectively, were outstanding.
During the nine months ended September 30, 2023, the Company granted stock options and RSUs to employees and contractors (see Note 8).
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company had reserved common shares for future issuances as follows:

	September 30, 2023	December 31, 2022
Options to purchase common shares	1,815,802	1,873,165
Remaining shares available under the 2018 Equity Incentive Plan	2,886,433	2,271,999
Shares issuable on vesting of grants of RSUs	222,573	164,643
Remaining shares available under the 2018 ESPP	1,035,000	848,000
Total	5,959,808	5,157,807

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
Pursuant to the “evergreen” provision contained in the 2018 Plan, the number of common shares reserved for issuance under the 2018 Plan automatically increases on first day of each fiscal year, commencing on January 1, 2019, in an amount equal to the least of (1) 750,000 shares, (2) 4% of the total number of the Company’s common shares outstanding on the last day of the preceding fiscal year, or (3) a number of common shares as may be determined by the Company’s Board of Directors prior to any such increase date. On each of January 1, 2019 through 2023 the number of common shares authorized for issuance increased automatically by 750,000 shares in accordance with the evergreen provision, increasing the maximum number of common shares reserved under the 2018 Plan to 5,250,000.
During the periods presented, the Company recorded the following share-based compensation expense for stock options and restricted stock awards:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)
Sales, general and administrative	$3,205	$2,309	$9,219	$8,479
Research and development	766	612	1,692	1,618
Total	$3,971	$2,921	$10,911	$10,097

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Stock Options

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2022	1,873,165	$42.73	7.06	$47,273
Granted (weighted-average fair value $44.21 per share)	124,084	70.08
Exercised	(89,291)	23.21
Forfeited/canceled	(92,156)	67.12
Balances at September 30, 2023	1,815,802	$44.32	6.50	$27,364

As of September 30, 2023, 1,128,202 options were vested and exercisable with a weighted-average exercise price of $33.75 per share and a total aggregate intrinsic value of $24.5 million.
During the nine months ended September 30, 2023, 89,291 options were exercised at a weighted-average price of $23.21 per share. The intrinsic value of the options exercised during the nine months ended September 30, 2023 and 2022 was $3.9 million and $11.7 million, respectively. Upon the exercise of stock options, the Company issued new shares from its authorized shares.
At September 30, 2023, unrecognized compensation expense was $17.9 million related to stock options granted to employees and members of the Board of Directors and $1.0 million related to stock options granted to consultants. The weighted-average period over which such compensation expense will be recognized is 2.0 years.
Stock Options Granted to Employees
Share-based compensation expense for employees is based on the grant date fair value. The Company recognizes compensation expense for all share-based awards ratably on a straight-line basis over the requisite service period of the awards, which is generally the vesting term of four years. During the nine months ended September 30, 2023 and 2022, the Company recognized $6.7 million and $7.7 million, respectively, of share-based compensation expense for stock options granted to employees.
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
The fair value of stock options granted to employees was estimated using the following assumptions:

	Nine Months Ended September 30,
	2023	2022
Volatility	62% - 66%	56% - 59%
Risk-free interest rate	3.4% - 4.4%	1.6% - 3.2%
Term (in years)	6.25	6.25
Dividend yield	—	—

Stock Options Granted to Non-Employees
Share-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned using an accelerated attribution method. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered. For the nine months ended September 30, 2023 and 2022, the Company recognized expense of $0.7 million and $0.3 million, respectively, for stock options granted to consultants.
The fair value of stock options granted to consultants was estimated using the following assumptions during the following periods presented:

	Nine Months Ended September 30,
	2023	2022
Volatility	60% - 62%	56% - 58%
Risk-free interest rate	4.0%	2.4% - 2.9%
Term (in years)	10	10
Dividend yield	—	—

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Restricted Stock
Each vested RSU entitles the holder to be issued one common share. These awards vest according to a vesting schedule determined by the Compensation Committee of the Company’s Board of Directors, generally over a one to four year period.
The following table represents RSU activity for fiscal 2023:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding unvested at December 31, 2022	164,643	$69.49
Granted	126,673	53.07
Vested	(44,486)	60.55
Forfeited/canceled	(24,257)	66.53
Outstanding unvested at September 30, 2023	222,573	$58.55

The fair value of RSUs is the grant date market value of common shares. The Company recognizes share-based compensation expense related to RSUs using a straight-line method over the vesting term of the awards. The share-based compensation expense for RSUs that vested during the nine months ended September 30, 2023 and 2022, was $3.5 million and $2.1 million, respectively, which was calculated based on the market value of the Company’s common shares on the applicable grant date.
As of September 30, 2023, the Company had unrecognized share-based compensation cost of approximately $13.4 million associated with unvested awards of RSUs. This cost is expected to be recognized over a weighted-average period of approximately 2.8 years.
9.    Net Loss Per Share
The following table summarizes the computation of basic and diluted net loss per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except share and per share data)
Numerator:
Net loss	$(29,273)	$(18,608)	$(57,960)	$(61,647)
Denominator:
Weighted average common shares used for basic and diluted earnings per share	26,034,185	24,511,495	25,444,155	24,406,389

Net loss per share:
Basic and diluted	$(1.12)	$(0.76)	$(2.28)	$(2.53)

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
The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares:

	Nine Months Ended September 30,
	2023	2022
Options to purchase common shares	1,565,802	1,620,669
Shares issuable on vesting of grants of RSUs	222,573	146,132
Warrants to purchase common shares	—	—
Total	1,788,375	1,766,801

10.    Related Party Transactions
During the nine months ended September 30, 2023 and 2022, the Company recorded revenue of $1.0 million and $0.8 million, respectively, for product sales to Herramientas Medicas, S.A., a distribution company owned by a family member of the Chief Executive Officer of the Company. Accounts receivable owed to the Company from this distribution company amounted to approximately $0.7 million and $0.4 million as of September 30, 2023 and December 31, 2022, respectively.
In 2016, the Company also entered into a separate agreement with Dr. Chacón Quirós, the brother of the Company’s Chief Executive Officer Juan José Chacón Quirós, to maintain his clinic in Costa Rica as a MotivaImagine Excellence Center and to host and train physicians in the use of the Company’s products in relevant procedures, among other services, in exchange for cash reimbursement of up to $4,500 per day that such services are rendered. In August 2022, the Company entered into a new agreement with Dr. Chacón Quirós, replacing the original agreement, to continue the training services in exchange for cash reimbursement of his hourly rate of $531 when such services are rendered. In December 2020, Dr. Chacón Quirós was granted options to purchase 22,068 common shares vesting over four years in equal annual installments, provided that he continues to provide these services at such times. During the nine months ended September 30, 2023 and 2022, the Company paid Dr. Chacón Quirós approximately $0.4 million and $0.2 million, respectively, for services rendered.
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
On April 1, 2022, the Company entered into a consulting agreement with Lisa Gersh, who served on the Company’s board of directors until March 31, 2022. Pursuant to the consulting agreement, Ms. Gersh will perform consulting services as requested by the Company, with the expectation that she will advise the board of directors on elements of corporate leadership and governance. During the nine months ended September 30, 2023 and 2022, the Company paid Ms. Gersh a consulting fee of $131,000 and $75,000, respectively. In addition, her outstanding equity awards granted during her term as a member of the board of directors will continue to vest in accordance with their terms. The consulting agreement terminates on March 31, 2024.
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
As of September 30, 2023, the Company has 51 employees in Brazil and 4 employees in Argentina who are represented by a labor union.
12.     Commitments and Contingencies
Contingencies
Periodically, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. As of September 30, 2023 and 2022, contingent liabilities were not material, individually or in aggregate, to the Company's financial condition, results of operations or cash flows. However, any monetary liability or financial impact to the Company from these contingent liabilities could differ materially from the Company's expectations.
The Company signed a lease for a new office space in Irving, Texas on September 30, 2023. The lease will start once the landlord finishes the agreed-upon improvements. More details can be found in Note 6 "Leases".
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
Financial Highlights
Our revenue for the nine months ended September 30, 2023 and 2022 was $133.6 million and $117.9 million, respectively, an increase of $15.7 million, or 13.3%. Net losses were $58.0 million for the nine months ended September 30, 2023 as compared to $61.6 million for the nine months ended September 30, 2022. As of September 30, 2023 we had an accumulated deficit of $339.6 million.
Our cash balance as of September 30, 2023 was $52.2 million.
Recent Developments
In October 2023, the FDA granted 510(k) clearance for the Motiva Flora SmoothSilk Tissue Expander. We also announced the results of the two-year 100-patient clinical study for Mia Femtech, and launched Zen, the next generation of passive RFID technology that is now non-ferromagnetic, in select geographies with Motiva Ergonomix2 Round implants in the Joy program.
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
In April 2023, we announced the launch of Mia Femtech. The premium and personalized Mia Femtech breast harmonization experience, based on patented minimally invasive technology, is currently available at partner clinics in Japan, Spain, Switzerland, Sweden, Germany, France, and Costa Rica. We have also partnered with our distributors in Turkey and the Middle East to begin opening sites in those regions in 2024.
In November 2022, Motiva Implants and the Motiva Flora tissue expander received regulatory approval for use in Japan by the Pharmaceuticals and Medical Devices Agency, or PMDA. These products have also received reimbursement for post-mastectomy reconstruction under the Japanese National Health System.
By June 30, 2022, all surgeries in the investigational device exemption, or IDE, U.S. clinical trial for Motiva Implants were complete. We also completed the study subject follow-up for the aesthetic cohort through three years. The Motiva IDE clinical trial enrolled 827 patients at 32 centers in the US, Germany, and Sweden. The study was designed to assess the safety and effectiveness of Motiva breast implants in primary breast augmentation, primary breast reconstruction, and revision breast procedures. The study included 562 patients in the augmentation cohorts and 265 in the reconstructive cohorts. In April 2023, we presented the three-year patient follow-up data for the primary augmentation cohort of the IDE clinical trial at The Aesthetic Meeting 2023.
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
We are in the process of expanding our manufacturing facilities and corporate offices in the Coyol Free Zone in Costa Rica, or CFZ. We estimate $48 million of cash expenditures for the first phase of the project includes approximately 100,000 square feet of facility space and would initially increase our manufacturing capacity by approximately 730,000 units per year. Additional phases of the project may be executed, at our option, to further expand manufacturing capacity at the facility. The initial phase of construction of the cold shell structure was funded by the Coyol Free Zone, and Establishment Labs had the option to purchase the land and cold shell building. See Note 3, “Balance Sheet Accounts” for additional information regarding this construction project and our right to purchase the title to the land and cold shell building. In 2022, we exercised our option to purchase the title of the land and cold shell building for approximately $12.6 million. In July 2023, we announced the grand opening of the first phase of the Sulàyöm Innovation Campus. We currently expect to commence manufacturing from the new facility in fiscal 2024.
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
Components of Results of Operations
Revenue
We commenced sales of our Motiva Implants in October 2010 and these products have historically accounted for the majority of our revenues. Sales of our Motiva breast implants accounted for over 96% of our revenues for the nine months ended September 30, 2023, and we expect our revenues to continue to be driven primarily by sales of these products. We primarily derive revenue from sales of our Motiva Implants to two types of customers: (1) medical distributors and (2) direct sales to physicians, hospitals, and clinics.
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
Cost of Revenue and Gross Margin
Our implants are manufactured at our two facilities in Costa Rica. A third facility in Costa Rica is under construction and is currently expected to commence manufacturing in fiscal 2024. Cost of revenue is primarily the cost of silicone but also includes other raw materials, packaging, components, quality assurance, labor costs, as well as manufacturing and overhead expenses. Cost of revenue also includes depreciation expense for production equipment, and amortization of certain intangible assets.
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

Interest Expense
Interest expense consists primarily of cash and non-cash interest related to outstanding debt and amortization of debt discounts. As of September 30, 2023, we had $189.7 million in outstanding principal under our term loan, including interest accrued into the principal balance. See Note 5 “Debt” for additional information.
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
Business Update Regarding Macroeconomic Conditions
•2023 Results: The first and second quarters of 2023 resulted in record quarterly revenue, primarily due to strong demand in our EMEA and in Asia-Pacific regions. The third quarter of 2023 showed a slowing in revenue growth, primarily in distributor markets, in our Asia-Pacific and, to a lesser degree, in Latin American regions, compared to the first two quarters of 2023. We believe the slower growth is a result of an overall slowdown in demand primarily as a result of seasonality and general uncertainty about macroeconomic conditions. The overall increase in revenue year-to-date as compared to 2022 was driven by an increase in demand during the first half of the year, and our efforts to expand direct sales in multiple geographies.
•Outlook: Demand for our products is dependent on the relative strength of the global and regional medical device markets, which are sensitive to general macroeconomic conditions. The current global macroeconomic environment remains complex, with elevated inflation and interest rates contributing to fear of potential recessionary conditions thus driving limitations on available discretionary spending in the markets we operate. These macroeconomic challenges, combined with geopolitical upheaval, have led to ongoing volatility within global markets. This negatively impacted demand for our products during the third quarter of 2023 and we expect for this to continue in the fourth quarter of fiscal 2023.
In response to decrease in demand, we are implementing measures such as downsizing our global workforce, reducing operational expenditures, and effectively managing inventory levels. Our focus will be on investing in our primary growth initiatives, which include the launch of our product in the U.S. and Chinese markets and promoting Mia Femtech.
For additional information on the various risks and other uncertain macroeconomic conditions on our business, financial condition and results of operations, please see Item 1A. “Risk Factors” in this report.
Business Update Regarding Russia-Ukraine and Hamas-Israel Conflicts
In February 2022, Russia invaded Ukraine and is still engaged in active armed conflict against the country. In October 2023, Hamas-led Palestinian militant groups started a military offensive against Israel. To date, the impact of these conflicts on our business operations and financial performance in Europe and the Middle East has not been and is not expected to be material. However, the full impact of these conflicts on our business operations and financial performance remains uncertain and will depend on future developments, including the severity and duration of the conflicts and their impact on regional and global economic conditions.

Consolidated Results of Operations
The following table sets forth our results of operations for the periods presented, in dollars:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(unaudited) (in thousands)
Revenue	$38,506	$38,245	$133,591	$117,887
Cost of revenue	12,454	12,205	47,199	39,457
Gross profit	26,052	26,040	86,392	78,430
Operating expenses:
Sales, general and administrative	39,962	31,268	108,695	91,138
Research and development	7,128	5,289	20,608	13,790
Total operating expenses	47,090	36,557	129,303	104,928
Loss from operations	(21,038)	(10,517)	(42,911)	(26,498)
Interest expense	(3,679)	(3,880)	(11,055)	(9,560)
Change in fair value of derivative instruments	—	—	—	703
Other expense, net	(3,887)	(3,608)	(1,570)	(5,707)
Loss on extinguishment of debt	—	—	—	(19,019)
Loss before income taxes	(28,604)	(18,005)	(55,536)	(60,081)
Provision for income taxes	(669)	(603)	(2,424)	(1,566)
Net loss	$(29,273)	$(18,608)	$(57,960)	$(61,647)

Comparison of Three Months Ended September 30, 2023 and 2023

	Three Months Ended September 30,
	2023	2022

	(unaudited) (in thousands)
Revenue	$38,506	$38,245
Cost of revenue	12,454	12,205
Gross profit	$26,052	$26,040
Gross margin	67.7%	68.1%

Revenue
Revenue remained stable for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. See Comparison of the Nine Months Ended September 30, 2023 and 2022 – Revenue below for more information on contributing factors.
Cost of Revenue and Gross Margin
Cost of revenue remained stable for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.
Gross margin decreased to 67.7% for the three months ended September 30, 2023 as compared to 68.1% for the three months ended September 30, 2022 due to an increase in the reserve for inventory obsolescence and higher manufacturing costs, primarily driven by a higher cost of labor and overhead due, in part, to the revaluation of the Costa Rica colón, partially offset by the positive impact of new product initiatives.
Operating Expenses

	Three Months Ended September 30,
	2023	2023

	(unaudited) (in thousands)
Operating expenses:
Sales, general and administrative	$39,962	$31,268
Research and development	7,128	5,289
Total operating expenses	$47,090	$36,557

Sales, General and Administrative Expense
SG&A expense increased $8.7 million, or 27.8%, to $40.0 million for the three months ended September 30, 2023, compared to $31.3 million for the three months ended September 30, 2022. The increase in SG&A was primarily due to a $3.5 million increase in sales and marketing expenses, a $1.8 million increase in personnel and related costs, a $1.4 million increase in software implementation costs, a $0.7 million increase in consulting fees in part due to added costs for compliance with Section 404(b) of the Sarbanes-Oxley Act, and a $0.7 million increase in facilities costs from our expanding operations.
Research and Development Expense
R&D expense increased $1.8 million, or 34.0%, to $7.1 million for the three months ended September 30, 2023, compared to $5.3 million for the three months ended September 30, 2022 primarily due to a $2.3 million increase in personnel costs, partially offset by a $0.7 million decrease in expenditures related to our IDE clinical study in the United States.

Interest Expense
Interest expense for the three months ended September 30, 2023 was $3.7 million as compared to $3.9 million for the three months ended September 30, 2022. The decrease was primarily due to the lower interest rate from the new Credit Agreement entered into in April 2022 compared to the previous Madryn Credit Agreement.
Provision for Income Taxes
Provision for income taxes increased $0.1 million, or 16.7%, to $0.7 million for the three months ended September 30, 2023, compared to $0.6 million for the three months ended September 30, 2022. The change in the provision for income taxes is primarily due to the increase in pre-tax income in certain U.S. and foreign jurisdictions.
Other Expense, Net
Other expense, net decreased $0.6 million, or 16.7%, to a loss of $4.2 million for the three months ended September 30, 2023, compared to a loss of $3.6 million for the three months ended September 30, 2022. The decrease was primarily due to foreign currency fluctuations of the euro and the Brazilian real as compared to the U.S. dollar in the third quarter of 2023 compared to the third quarter of 2022, resulting in a foreign currency transaction loss of $3.8 million for the three months ended September 30, 2023, compared to a $3.6 million loss for the three months ended September 30, 2022.

Comparison of the Nine Months Ended September 30, 2023 and 2022

	Nine Months Ended September 30, 2023
	2023	2022

	(unaudited) (in thousands)
Revenue	$133,591	$117,887
Cost of revenue	47,199	39,457
Gross profit	$86,392	$78,430
Gross margin	64.7%	66.5%

Revenue
Revenue increased $15.7 million, or 13.3%, to $133.6 million for the nine months ended September 30, 2023 as compared to $117.9 million for the nine months ended September 30, 2022. The increase was primarily due to share gains in global markets and the launch of new products and technologies. The first and second quarters of 2023 resulted in record quarterly revenue, primarily due to strong demand in our EMEA and in Asia-Pacific regions. The third quarter of 2023 showed a slowing in revenue growth, primarily in distributor markets, in our Asia-Pacific and, to a lesser degree, in Latin American regions, compared to the first two quarters of 2023. We believe the slower growth is a result of an overall slowdown in demand primarily as a result of seasonality and general uncertainty about macroeconomic conditions.
Cost of Revenue and Gross Margin
Cost of revenue increased $7.7 million, or 19.5%, to $47.2 million for the nine months ended September 30, 2023 compared to $39.5 million for the nine months ended September 30, 2022. The increase in cost of revenue is in line with the increase in revenue except as described below.
Gross margin decreased to 64.7% for the nine months ended September 30, 2023 compared to 66.5% for the nine months ended September 30, 2022, due to an increase in the reserve for inventory obsolescence and higher manufacturing costs, primarily driven by a higher cost of labor and overhead, due, in part, to the revaluation of the Costa Rica colón, partially offset by the positive impact of new product initiatives.
Operating Expenses

	Nine Months Ended September 30, 2023
	2023	2022

	(unaudited) (in thousands)
Operating expenses:
Sales, general and administrative	$108,695	$91,138
Research and development	20,608	13,790
Total operating expenses	$129,303	$104,928

Sales, General and Administrative Expense
SG&A expense increased $17.6 million, or 19.3%, to $108.7 million for the nine months ended September 30, 2023, compared to $91.1 million for the nine months ended September 30, 2022. The increase in SG&A was primarily due to a $5.4 million increase in sales and marketing expenses, a $4.2 million increase in personnel and related costs due to increased headcount, a $3.3 million increase in freight associated with higher revenues, a $2.1 million increase in costs in facilities from our expanding operations, a $1.7 million increase in software implementation costs, and a $0.5 million increase in consulting fees in part due to added costs for compliance with Section 404(b) of the Sarbanes-Oxley Act.

Research and Development Expense
R&D expense increased $6.8 million, or 49.3%, to $20.6 million for the nine months ended September 30, 2023, compared to $13.8 million for the nine months ended September 30, 2022. The increase in R&D expense was primarily due to a $6.6 million increase in personnel cost and a $0.4 million increase in expenditures related to our IDE clinical trial in the United States, partially offset by a $0.2 million decrease in regulatory affairs costs.
Interest Expense
Interest expense was $11.1 million for the nine months ended September 30, 2023, compared to $9.6 million for the nine months ended September 30, 2022. The increase was primarily due to the new Credit Agreement entered into in April 2022 and the second tranche advanced pursuant to the Credit Agreement in December 2022.
Change in Fair Value of Derivative Instruments
Change in fair value of derivative instruments resulted in a gain of $0.7 million for the nine months ended September 30, 2022 due to changes in the fair value of Madryn derivatives embedded in the Madryn Credit Agreement we entered into in August 2017. The loan was repaid in June 2022.
Provision for Income Taxes
Provision for income taxes increased $0.8 million, or 50.0%, to $2.4 million for the nine months ended September 30, 2023, compared to $1.6 million for the nine months ended September 30, 2022. The change in the provision for income taxes is primarily due to the increase in pre-tax income in certain US and foreign jurisdictions.
Other Expense, Net
Other expense, net increased $3.7 million, or 63.8%, to a loss of $2.1 million for the nine months ended September 30, 2023, compared to a loss of $5.8 million for the nine months ended September 30, 2022. The increase was primarily due to the foreign currency fluctuations of the Brazilian real and euro as compared to the U.S. dollar in fiscal 2023 and 2022, resulting in a foreign currency transaction loss of $1.4 million, the majority of which remains unrealized, for the nine months ended September 30, 2023, compared to a $5.6 million loss for the nine months ended September 30, 2022.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $19.0 million for the nine months ended September 30, 2022 due to the extinguishment of the Madryn debt. The $19.0 million loss on the extinguishment of debt represents the difference between the carrying value of the Madryn debt and the cash outflows to extinguish the debt, including $6.5 million of the early repayment penalty.
Liquidity and Capital Resources
As of September 30, 2023, we had an accumulated deficit of $339.6 million. Since our inception, we have generated losses and expect to continue to generate losses in the near term. We have financed our operations through a combination of equity financings and debt financings, and from cash generated from operations, primarily from the collection of accounts receivable resulting from sales. Our historical cash outflows have primarily been associated with cash used for operating activities such as expansion of our sales and marketing and distributor infrastructure, investing in inventory, R&D activities, asset acquisitions, capital improvements, including our new manufacturing facility, and other working capital needs. As of September 30, 2023 and December 31, 2022, we had cash of $52.2 million and $66.4 million, respectively.
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
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Nine Months Ended September 30,
	2023	2022
	(unaudited) (in thousands)
Net cash provided by (used in):
Operating activities	$(80,365)	$(38,150)
Investing activities	(19,927)	(24,363)
Financing activities	86,162	75,278
Effect of exchange rate changes on cash	(35)	(831)
Net increase in cash	$(14,165)	$11,934

Net Cash Used in Operating Activities
Net cash used in operating activities of $80.4 million for the nine months ended September 30, 2023 was primarily comprised of a net loss of $58.0 million, changes in operating assets and liabilities of $44.8 million, $0.6 million of unrealized foreign currency gain and $3.0 million of interest capitalized for construction in progress, partially offset by $10.9 million of share-based compensation expense, $9.9 million of non-cash interest expense due to accretion of debt discounts, $2.9 million of non-cash depreciation and amortization expense, a $1.1 million change in provision for inventory obsolescence, and a $0.7 million change in allowance for doubtful accounts.
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
Net Cash Used in Investing Activities
Net cash used in investing activities of $19.9 million for the nine months ended September 30, 2023 primarily consisted of $12.3 million of cash paid for capital expenditures on construction in progress related to our new manufacturing facility in the Coyol Free Zone in Costa Rica and $7.3 million in purchases of property and equipment primarily related to the new manufacturing facility.
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
Net Cash Provided by Financing Activities
Net cash provided by financing activities of $86.2 million for the nine months ended September 30, 2023 primarily consisted of $84.5 million of proceeds received for the issuance of common shares, net of underwriters’ discount and issuance costs, from our public offering in April 2023 and $2.1 million in proceeds received for stock option exercises, partially offset by $0.5 million paid to satisfy tax withholding obligations upon the vesting of restricted stock.
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
Indebtedness
On April 26, 2022, or the Closing Date, we entered into the Credit Agreement, pursuant to which the Lenders agreed to make term loans to the Company in an aggregate principal amount of up to $225 million, which we collectively refer to as the Term Loans, with the first tranche of $150 million advanced on the Closing Date. Part of the first tranche was used to repay the outstanding principal and interest under the Madryn Credit Agreement in full, including the early repayment penalty of $6.5 million. In December 2022, we qualified to borrow and received an advance of $25 million under the second tranche. The Term Loans will mature on the 5-year anniversary of the Closing Date and accrue interest at a rate equal to 9% per annum. As of September 30, 2023, $189.7 million was outstanding under the Credit Agreement, representing the initial principal of $150 million for the Tranche A Term Loan, $25 million for the Tranche B Term Loan and $14.7 million of interest accrued into the principal balance. See Note 5 “Debt” for additional information.
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
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk during the nine months ended September 30, 2023 has not materially changed from what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. See Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2023, the end of the period covered by this Quarterly Report on From 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report at the reasonable assurance level.
Material Weaknesses in Internal Control over Financial Reporting
We disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 that we had a material weakness in our internal control over financial reporting as of December 31, 2022 related to user access control deficiencies and a lack of segregation of duties with respect to certain user roles.
Plan for Remediation of the Material Weakness
As described in our Annual Report on Form 10-K for the year ended December 31, 2022, we implemented a number of measures to address the material weakness referenced above. We improved policies and procedures and designed and documented more effective controls that addressed the relevant risks in order to remediate the previously identified material weakness in addition to engaging both internal and external resources to review and remediate the deficient controls around sensitive access and segregation of duties, including identifying any specific areas within our information technology systems that require additional resources. We have made significant progress remediating primary user access, privileged access, and segregation of duties automated controls. Additional time is needed to prove the operational effectiveness of manual controls that are dependent upon the information derived from financially relevant systems. We expect that the remediation of this material weakness will be completed by the end of 2023.
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
In recent years, we have incurred significant costs in connection with the development of Motiva Implants, the Mia Femtech technology, and other products and services. We expect our research and development expenses to increase significantly as we continue with our IDE clinical trial in the United States. We have been incurring significant expenses to expand our sales and marketing organization to support sales of Motiva Implants, including but not limited to a direct sales force in Brazil and several European countries, as well as in preparation of the future commercialization in the United States if we receive FDA approval.
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
We have obtained a CE Mark for Motiva Implants and certain of our other products and are therefore authorized to sell in the EU. We have received regulatory approval for Motiva Implants and the Motiva Flora tissue expander in Japan by the PMDA. Additionally, the FDA has granted 501(k) clearance for the Motiva Flora tissue expander in the United States. However, in order to market in other regions or jurisdictions, such as the Asia Pacific region, we must obtain separate regulatory approvals. Neither we, nor any future collaboration partner, can commercialize Motiva Implants in the United States without first obtaining regulatory approval for the product from the FDA.
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
Although we launched Motiva Implants commercially in October 2010 and have sold over 3.2 million units to date in various countries outside the United States, we do not have as much post-market surveillance data as our competitors and may not have clearly identified all possible or actual risks of our products. Furthermore, if our clinical trials do not produce patient data that compares favorably with breast implants that are already on the market, physicians and patients may opt to not use our products, and our business would suffer.
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
Manufacturing of silicone breast implants requires costly capital equipment and a highly skilled workforce. There is a significant lead time to build and certify a new manufacturing facility. Until 2017, we had one manufacturing facility in Costa Rica, and we experienced inventory shortages from time-to-time that impaired our ability to meet market demand. In March 2017, our second manufacturing facility, also located in Costa Rica, became operational, and we received certification under the multi-country MDSAP protocol and began shipping saleable product. Although we believe our current facilities give us adequate manufacturing capacity to meet current demand, we have, in the past, been unable to fill all incoming orders. We began construction of the third facility in Costa Rica during the third quarter of 2021. In July 2023, we announced the grand opening of the first phase of the Sulàyöm Innovation Campus. We currently expect to commence manufacturing from the new facility in fiscal 2024. If this expansion is not completed in a timely manner, or if we are not able to get required regulatory approvals for the new facility, our ability to fill incoming orders may be adversely impacted. In addition, if we obtain FDA approval, we will likely need to obtain additional manufacturing capacity prior to any commercialization of our Motiva Implants in the United States. If demand increases faster than we expect, or if we are unable to produce the quantity of goods that we expect with our current facilities, we may not be able to grow revenue at an optimal rate. There may be other negative effects from supply shortages, including loss of our reputation in the marketplace and a negative impact on our relationships with our distributors.
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
We have incurred losses to date and expect to continue to incur losses for the foreseeable future. Sales of our Motiva Implants accounted for approximately 96% of our revenues for the nine months ended September 30, 2023 and for each of the years ended December 31, 2022 and December 31, 2021 and we expect our revenues to continue to be driven primarily by sales of these products. In order to achieve and sustain profitability, our revenues from these products will need to grow beyond the levels we have achieved in the past. If physicians and/or patients do not perceive our products to be competitive in features and safety when compared to other products in the market, or if demand for our Motiva Implants or for breast implants in general decreases, we may fail to achieve sales levels that provide for future profitability.
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
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, such as slower growth or recession, continued inflation or decreases in consumer spending or confidence. A severe or prolonged economic downturn could result in a variety of risks to our business, including general economic pressure on our customers’ patients. Elective aesthetic procedures, including breast augmentation, are typically not covered by insurance and are less of a priority than other items for those patients that have lost their jobs, are furloughed, have reduced work hours or have to allocate their cash to other priorities. As a result, adverse changes in the economy, including as a result of current inflationary pressures, geopolitical conflicts, including the Russia-Ukraine war and the Hamas-Israel conflict, or macroeconomic fallout from a potential U.S. government default on its debt, may cause consumers to reassess their spending choices and reduce demand for elective aesthetic procedures, which could have an adverse effect on our net sales and profitability. A weak or declining economy could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers or distributors to delay making payments for our products. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the economic climate and financial market conditions could adversely affect our business.
We have incurred net operating losses in the past and expect to incur net operating losses for the foreseeable future.
We have incurred net operating losses since our inception, and we continue to incur significant research and development and general and administrative expenses related to our operations. We do not expect to be profitable in 2023, and in future years we expect to incur significant research and development expenses related to, among other things, the IDE clinical study of Motiva Implants in the United States. Investment in medical device product development, particularly clinical studies, is highly speculative. It entails substantial upfront capital expenditures and significant risk that any potential planned product will fail to demonstrate adequate accuracy or clinical utility. We may not be profitable for some time. As of September 30, 2023, we had an accumulated deficit of $339.6 million.
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
Our operations have consumed substantial amounts of cash since our inception, and we expect to incur significant expenses in connection with our planned research, development and product commercialization efforts. We believe that our available cash and cash from operations will be sufficient to satisfy our liquidity requirements for at least the next 12 months. If our available cash resources and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, we may seek to sell equity or convertible debt securities, enter into a credit facility or another form of third-party funding, or seek other debt financing. However, we are subject to restrictive covenants under the Credit Agreement which restrict our ability to incur additional debt. Any failure to raise the funds necessary to support our operations or liquidity requirements may force us to delay, reduce or suspend our planned clinical trials, research and development programs, or other commercialization efforts.
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
As of September 30, 2023, we had 1,135 employees. Unless it is necessary for us to make reductions to our workforce as a cost management strategy, over the next several years, we expect to experience significant growth in the number of our employees and the scope of our operations, principally in the areas of manufacturing, regulatory affairs, clinical and sales and marketing, and particularly as we prepare our operations in the anticipation of obtaining approval from the FDA to commercialize our Motiva Implants in the United States. We also intend to continue to improve our operational, financial and management controls, reporting systems and procedures, which may require additional personnel. Such growth could place a strain on our administrative and operational infrastructure, and/or our managerial abilities, and we may not be able to make improvements to our management information and control systems in an efficient or timely manner. We may discover deficiencies in existing systems and controls.
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
We present our results of operations in U.S. dollars, which is our reporting currency. However, as of September 30, 2023, the majority of our revenues are denominated in currencies other than the U.S. dollar - primarily the euro, the Brazilian real, and the British pound. As of September 30, 2023, the majority of our expenses are denominated in U.S. dollars or in Costa Rican colones, which are linked to the U.S. dollar. In the future, we expect to have significant revenues and expenses denominated in these non-U.S. currencies. As such, unfavorable fluctuations in currency exchange rates have had, and in the future could continue to have, an adverse effect on our results of operations.
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
Our headquarters are located in Costa Rica, and all of our main manufacturing activities are conducted in two ISO-13485 and GMP compliant manufacturing facilities in Costa Rica through Establishment Labs, S.A. A third facility in Costa Rica is under construction and is currently expected to commence manufacturing in fiscal 2024. Despite our efforts to maintain and safeguard our manufacturing facilities, including acquiring insurance and adopting maintenance and health and safety protocols, vandalism, terrorism or a natural or other climate-related disaster, such as earthquake, volcanic activity, fire or flood, could damage or destroy our inventory of finished goods, cause substantial delays in our operations and manufacturing, result in the loss of key information and cause us to incur additional expenses. Our insurance may not cover our losses in any particular case. In addition, regardless of the level of insurance coverage, damage to our facilities may have an adverse effect on our business, financial condition and results of operations.
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
•Avantor or its parent entity may encounter financial or other hardships unrelated to our demand for products, which could negatively impact their ability to fulfill our orders and support our regulatory approvals; and
•disputes may arise over the terms of the Master Supply Agreement, by and between the Company and Avantor, dated May 13, 2022.
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
The medical device industry is characterized by patent litigation and we could become subject to litigation that could be costly, result in the diversion of management’s time and efforts, require us to pay damages or prevent us from marketing our existing or future products.
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
The global economic instability caused by the ongoing military conflicts in Ukraine and Israel may adversely affect our business in Europe and the Middle East.
The conflicts in Ukraine and Israel have resulted in worldwide geopolitical and macroeconomic uncertainty and have caused, and will likely continue to cause, disruption and instability in affected markets. It is not possible at this time to predict the ultimate consequences of the conflicts or the responses of governments or others to the conflicts, which could include, among other things, additional sanctions, greater regional instability or expansion of the conflict, embargoes, geopolitical shifts, litigation, and impacts on macroeconomic conditions, commodities, currency exchange rates, supply chains, and financial markets, which could adversely impact our business and results of operations.

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
It was determined that our primary user access controls (i.e. provisioning, de-provisioning, and quarterly user access review) to ensure appropriate segregation of duties that would adequately restrict user and privileged access to the financially relevant systems and data to appropriate Company personnel were not operating effectively. These user access control deficiencies resulted in a lack of segregation of duties with respect to certain user roles. Automated process-level controls and manual controls that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective as a result of such deficiency. As a result, it was determined that a material weakness in our internal control over financial reporting existed as of December 31, 2021. The material weakness persisted as of December 31, 2022 and will not be considered remediated until the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that the control objective is achieved, and the controls are operating effectively. We have made significant progress remediating primary user access, privileged access, and segregation of duties automated controls as of September 30, 2023. Additional time is needed to prove the operational effectiveness of manual controls that are dependent upon the information derived from financially relevant systems. We expect that the remediation of this material weakness will be completed by the end of 2023.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Sales of Unregistered Securities
During the three months ended September 30, 2023, we issued and sold to third parties the securities listed below without registering the securities under the Securities Act of 1933, as amended (the “Securities Act”). None of these transactions involved any public offering. All our securities were sold through private placement either (i) outside the United States or (ii) in the United States to a limited number of investors in transactions not involving any public offering. Therefore, we believe that each issuance of these securities was exempt from, or not subject to, registration under the Securities Act, relying on Section 4(a)(2) (or Regulation D promulgated thereunder), Regulation S or Rule 701 of the Securities Act.
•On August 9, 2023, we issued 4,306 common shares, valued $250,000, to Dr. F. Mayo as consideration for the acquisition of certain intangible assets.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. MINE SAFETY DISCLOSURES
None
ITEM 5. OTHER INFORMATION
Insider Trading Arrangements
During the three months ended September 30, 2023, no director or Section 16 officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense condition of Rule 10b5-1(c) of the Exchange Act or any "non-Rule 10b5-1 trading arrangement" (as defined in the Exchange Act).
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
* The certifications filed as Exhibits 32.1 are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation by reference language contained in any such filing, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESTABLISHMENT LABS HOLDINGS INC.

		By:	/s/ Juan José Chacón Quirós

Date:	November 8, 2023	By:	Juan José Chacón Quirós
		Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 8, 2023	By:	/s/ Rajbir S. Denhoy

		Name:	Rajbir S. Denhoy
		Title:	Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)