Form 10-K
period 2023-12-31
ESTABLISHMENT LABS HOLDINGS INC.
filed 2024-03-04
CIK 1688757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   ___________ to ___________
Commission File Number: 001-38593
Establishment Labs Holdings Inc.
(Exact name of Registrant as specified in its charter)

British Virgin Islands	98-1436377
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

Building B15 and 25 Coyol Free Zone Alajuela Costa Rica	Not applicable
Address of Principal Executive Offices	Zip Code

+506-2434-2400
Registrant’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Shares, No Par Value	ESTA	The Nasdaq Capital Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes   ☒   No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by an of the registrant’s executive officers during the relevant recovery period pursuant to (§240.10D-1(b)). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐   No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant on June 30, 2023 was approximately $1,342,497,565. Shares of the registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose. The registrant has no non-voting equity.
As of March 1, 2024, the number of the registrant’s common shares outstanding was 27,205,003.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to its 2024 annual meeting of shareholders (the “2024 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2024 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

i

EXPLANATORY NOTE
In this report, unless the context indicates otherwise, the terms “Establishment Labs,” “Company,” “we”, “us” and “our” refer to Establishment Labs Holdings Inc., a British Virgin Islands entity, and its consolidated subsidiaries.
We own, or have rights to, trademarks and trade names that we use in connection with the operation of our business, including Establishment Labs and our logo as well as other brands such as Motiva Implants, SilkSurface/SmoothSilk, VelvetSurface, ProgressiveGel, TrueMonobloc, BluSeal, Divina, Ergonomix, Ergomonix2, Ergonomix2 Diamond, Mia Femtech, MotivaImagine and Zen, among others. Other trademarks and trade names appearing in this report are the property of their respective owners. Solely for your convenience, some of the trademarks and trade names referred to in this report are listed without the ® and TM symbols, but we will assert, to the fullest extent under applicable law, our rights to our trademarks and trade names.
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
•If the FDA or similar regulatory authority does not approve our products or requires additional clinical trials or preclinical data before any approval or if any approval of our products includes additional restrictions on the label, or requires a characterization of our products, including the description of the product surface (e.g. smooth, texture, other) that differs from ours and/or other regulatory authorities, our business, financial condition, results of operations and growth prospects could be materially adversely affected.
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
•If we are unable to educate clinicians on the safe, effective and appropriate use of our products and designed surgeries, we may experience unsatisfactory patient outcomes, negative publicity and increased claims of product liability and may be unable to achieve our expected growth.
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
•Negative publicity concerning our products or our competitors’ products, including due to product defects, recalls and any resulting litigation, could harm our reputation and reduce demand for silicone breast implants, either of which could adversely impact our financial results and/or share price.

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
Our line of silicone gel-filled breast implants, branded as Motiva Implants, is the centerpiece of our medical technology platform. Our post-market surveillance data (which was not generated in connection with a United States Food and Drug Administration, or FDA, pre-market approval, or PMA, study collected at defined follow-ups, but was patient or practitioner reported) and published third-party registries and data indicate that Motiva Implants have low rates of adverse events (including rupture, capsular contracture, and safety related reoperations) that we believe compare favorably with those of our competitors. We believe the proprietary technologies that differentiate our Motiva Implants enable improved safety and aesthetic outcomes and drive our revenue growth. We have developed other complementary products and services, which are aimed at further enhancing patient outcomes.
Since launching Motiva Implants in October 2010, the majority of our revenue has been generated from sales of our Motiva Implants. To date, our Motiva Implants are registered to be sold in 86 countries, including, most recently, in China. We currently sell our products via exclusive distributors or our direct sales force and have introduced five generations of Motiva Implants. We currently commercially sell five product families: (i) Round and Ergonomix Round, (ii) Ergonomix Oval, (iii) Anatomical TrueFixation, (iv) Ergonomix2 Round and Ergonomix2 Diamond and (v) Flora Tissue Expander. Our products incorporate first of-its-kind safety features including: (i) SmoothSilk / SilkSurface (an optimized biocompatible advanced smooth surface that is designed to reduce capsular contracture), (ii) Qid RFID technology (a non-invasive, readable serial number that enables product identification and enhances safety and patient peace of mind), (iii) BluSeal visual barrier layer (a proprietary indicator that allows for verification of complete barrier layer presence) and (iv) TrueMonobloc gel-shell-patch configuration (a highly durable, easy-to-insert performance shell, gel and patch system that allows for smaller incisions and smaller scars).
Recent Developments
In January 2024, we announced the commercial launch of Motiva Implants in China and the completion of the first procedure with the Motiva Flora SmoothSilk Tissue Expander in the United States.
We also entered into a securities purchase agreement, pursuant to which we sold an aggregate of two million common shares and pre-funded warrants for gross proceeds of approximately $50 million. See Note 15 “Subsequent Events” for additional information.
We are in the process of expanding our manufacturing facilities and corporate offices in the Coyol Free Zone, or CFZ, in Costa Rica. Construction of the cold shell structure of the Sulàyöm Innovation Campus was initially funded by the Coyol Free Zone in 2021 until we exercised our option to purchase the title of the land and cold shell building for approximately $12.6 million in 2022. In July 2023, we announced the grand opening of the first phase of the Sulàyöm Innovation Campus, which includes approximately 100,000 square feet of facility space intended to increase our manufacturing capacity by approximately 730,000 units per year. We estimate a total of $51.7 million in costs for this initial phase of our expansion project, of which the majority has been incurred to date. Additional phases of the project may be executed, at our option, to further expand manufacturing capacity at the new facility. We expect to commence manufacturing from the new facility in 2024. See Note 3 “Balance Sheet Accounts” for additional information.
In November 2023, we received National Medical Products Administration, or NMPA, approval in China for Motiva Implants, 510(k) clearance from the FDA for the Motiva Flora SmoothSilk Tissue Expander in the United States, and CE mark approval under the European Medical Device Regulation for the Motiva Injector, the Motiva Inflatable Balloon and the Motiva Channel Dissector.
In addition, in October 2023, we completed and announced the results of the two-year 100-patient clinical study for Mia Femtech, our patented technologies that can increase breast shape by 1 to 2 cups in a 15-minute procedure without the need for general anesthesia. The single-center, Institutional Review Board approved study began in December 2020 and involved participation of fifteen board-certified plastic surgeons from Costa Rica, Sweden, England, Brazil, Austria, Italy, Belgium, and the United States. We have launched Mia Femtech globally through partnerships with clinics in Japan, Spain, Switzerland, Sweden, Germany, France, Costa Rica, Turkey and the Middle East. In October 2023, we also launched, in select geographies, Zen - the newest generation of our passive RFID technology that is now non-ferromagnetic. Zen is available with Motiva Ergonomix2 Round implants in the Joy program.
In April 2023, we issued 1,165,000 common shares in an underwritten public offering for net proceeds of approximately $84.6 million.
In February 2023, we submitted the final module of our clinical trial for Motiva Implants in the United States to the FDA. We received FDA approval to start our clinical trial in 2018. By August 2019, we had completed all surgeries in the aesthetic cohorts and implemented a bifurcated regulatory strategy for data submission. In April 2022, we released preliminary results for the primary augmentation cohort and, by June 2022, we completed enrollment and surgeries for the primary reconstruction cohort. By September 2022, we had completed the three-year follow-up for the aesthetic cohort.
In January 2023, we announced a partnership with Seishin Plastic and Aesthetic Surgery Clinic in Japan for Mia Femtech. Previously, we obtained regulatory approval from the Pharmaceuticals and Medical Devices Agency, as well as reimbursement for post-mastectomy reconstruction under the Japanese National Health System, for Motiva Implants and the Motiva Flora tissue expander in November 2022.
In April 2022, we entered into a credit agreement, or the Credit Agreement, for term loans to the Company in an aggregate principal amount of up to $225 million, with Oaktree Fund Administration, LLC, as administrative agent. The first and second tranche were advanced in the amount of $150 million and $25 million in April and December 2022, respectively. A portion of the proceeds from the first tranche was used to repay in full and terminate the $65 million in aggregate principal amount outstanding under the Company’s previous credit agreement with Madryn Health Partners, LP, or the Madryn Credit Agreement, and the $6.5 million early repayment penalty. In February 2024, we amended the Credit Agreement, modifying the access conditions, commitment termination dates and interest rates for the two remaining available tranches. See Note 5 “Debt” and Note 15 “Subsequent Events” for additional information.
We are focused on investing in manufacturing capacity, marketing, customer service, and sales force in multiple geographies to promote the use of our Motiva Implants. This expansion may result in short-term losses as we grow our organization and invest in research, clinical trials, and other commercialization efforts.
Our Market
Breast Augmentation
Breast augmentation surgery is one of the leading aesthetic surgical procedures by number of procedures globally. Approximately 2.2 million breast augmentations were performed worldwide in 2022, according to International Society of Aesthetic Plastic Surgery, or ISAPS. The following table lists the top markets by country for total breast augmentations in 2022 according to ISAPS.

Total Breast Augmentation Procedures
Rank(1)	Country	Procedures	Percentage of World-Wide Total
1	United States	255,200	11.7%
2	Brazil	243,923	11.2%
3	Mexico	103,524	4.8%
4	Argentina	77,710	3.6%
5	Germany	76,658	3.5%
6	Colombia	63,204	2.9%
7	Turkey	55,254	2.5%
8	Italy	42,058	1.9%
9	Spain	39,519	1.8%
10	India	29,986	1.4%

(1) Rankings are based solely on those countries from which a sufficient survey response was received and data was considered to be representative.
Breast Reconstruction
The American Society of Plastic Surgeons noted in their Procedural Statistics Release that 151,641 breast reconstructions were performed in 2022 in the United States. According to Fairfield Market Research 2023 report, the global breast reconstruction market is expected to grow at a CAGR of 7.2% from 2023 to 2030. The market, currently valued at $0.6 billion in 2022, is projected to exceed $1 billion by 2030. This growth is expected to be driven by factors like technological advancements, increased awareness, and a rising number of breast cancer cases worldwide.
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
10-year primary augmentations
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

We believe that the improved appearance, more natural feel and patient safety profile of our Motiva Implants provides a strong competitive advantage that will help us to both capture market share and achieve higher patient conversion rates by addressing the primary concerns described by patients who choose not to pursue breast augmentation surgery.
Our Competitive Strengths
▪Patient-centric innovative implant technologies. We have developed our Motiva Implants by enhancing and creating novel product components for our implants, and then combining these components into products that deliver improved aesthetic outcomes, increased patient satisfaction and favorable safety profiles.
▪Extensive suite of complementary products and services. Our product portfolio includes innovative devices and tools. We believe our designed surgical procedures, such as MotivaHybrid, Motiva MinimalScar and Mia Femtech, will address key unmet needs for both the physician and the patient.
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
▪Launch Motiva Implants in additional markets outside the United States. We expect that continued geographic expansion will be a key driver of growth in the near term. In recent years, we started sales through distributors in Australia, Israel, Peru, Russia, Saudi Arabia, Taiwan, Thailand and South Korea, as well as starting direct sales in Brazil, the second largest market for breast augmentation procedures. Expansion into China commenced in January 2024.
▪Obtain FDA approval and enter the U.S. market. We are conducting our IDE clinical trial in the United States, with the goal of obtaining FDA PMA and commercializing our Motiva Implants in the United States. The Motiva IDE clinical trial enrolled 827 patients at 32 centers in the U.S., Germany, and Sweden. All enrollment surgeries in the IDE U.S. clinical trial were completed by June 2022. In February 2023, we submitted the final module of our clinical trial for Motiva Implants in the United States to the FDA. In April 2023, we presented the results of the clinical trial for 451 primary augmentation patients enrolled in the study through the three-year follow-up visit. We are awaiting FDA PMA approval of our Motiva Implants. We received 510(k) clearance for the Motiva Flora SmoothSilk Tissue Expander in October 2023 and announced the completion of the first commercial procedure in January 2024.
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
▪Continue a high level of engagement with key opinion leaders. We promote Motiva Implants, in part, via an extensive and robust calendar of physician education events led by key opinion leaders in the field of aesthetic and reconstructive surgery. In 2023 and 2022, we conducted 192 and 201 events, respectively, through our medical educational platform. We also collaborate actively with respected and influential key opinion leader surgeons to identify and develop new clinical applications for our existing products, as well as new product and strategic opportunities.

Our Products and Technologies
The key characteristics of our primary products are described in the table below:

Product	Motiva Round	Motiva Ergonomix	Motiva Ergonomix2	Motiva Flora Tissue Expander

Ergonomix2®

Technology platform

SUPER TRUEMONOBLOC

PROGRESSIVE GEL ULTIMA®

SUPER SILICONE

SMOOTHSILK® / SILKSURFACE®

BLUSEAL+™

Ergonomix2® Diamond®

Ergonomix2® Round

Description	Round soft silicone-gel filled breast implants	Gravity sensitive round soft silicone-gel-filled breast implants	Gravity sensitive soft silicone-gel-filled breast implants with improved mechanical properties	Breast tissue expander, used to gradually expand a patient’s breast tissue prior to the placement of a long-term breast implant
Product Catalog	Available in 160 round catalogs, including four projection heights	Available in 160 round catalogs, including four projection heights	Available in more than 160 round catalogs, including four projection heights; Available in 60 catalogs for Diamond implants	Available in 15 catalogs, with three different heights
Key Features	•SilkSurface/SmoothSilk shell surface •ProgressiveGel PLUS Silicone gel fill •TrueMonobloc construction •BluSeal shell barrier layer •Qid Safety Technology RFID microtransponder
▪SilkSurface/SmoothSilk shell surface
▪ProgressiveGel Ultima, Silicone gel fill
▪TrueMonobloc construction
▪BluSeal shell barrier
▪Qid Safety Technology RFID microtransponder
▪Ergonomy and more natural look

▪SilkSurface/SmoothSilk shell surface •ProgressiveGel Ultima, Silicone gel fill ▪TrueMonobloc+ construction ▪BluSeal+ shell barrier •Qid Safety Technology RFID microtransponder ▪Motiva SuperSilicones
▪SilkSurface/SmoothSilk shell surface
▪Anatomical design
▪Compatible with MRI and CT scans
▪Injection site located with RF technology, using the Motiva Port Locator
▪Orientation line observable on X-Ray
▪Fixation suture tabs

Sales Territories	86 countries

Motiva Implants
The Motiva breast implants are a Class III Medical Device indicated for breast augmentation and breast reconstruction, including revision surgeries to correct or improve the result of a previous breast implant surgery. We launched Motiva Implants commercially in October 2010, and to date we have sold approximately 3.3 million units in various countries outside the United States. Motiva Implants incorporate several proprietary features that we believe contribute to their favorable safety profile, natural appearance and feel. Our latest generation of Motiva Implants utilizes our proprietary Gravity Sensitive Ergonomix design, with a round base implant that responds to gravity by shifting its maximum point of projection, offering the more “natural” projection of a shaped implant without the malposition and rotation issues frequently associated with shaped implants. Furthermore, our fill material with the ProgressiveGel platform of silicone gel rheologies consists of highly purified biocompatible gels with specific visco-elastic properties that we believe enables Motiva Implants to respond to the patient’s motion in ways that more closely mimic the appearance, feel and movement of natural breast tissue. Our catalog includes over 1,000 product variations, with round, oval and anatomical shapes, two different surfaces, SmoothSilk and

VelvetSurface, and volumes ranging from 95cc to 1060cc, resulting in a wider range of options than those offered by our major competitors.
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
A study published in February 2023 by the British Association of Plastic, Reconstructive and Aesthetic Surgeons of breast reconstruction procedures using Ergonomix from January 2017 to January 2022 for 156 patients concluded that Ergonomix implants showcase a unique set of technologies that provide good results with a low complication rate.
Shell Surface: SilkSurface/SmoothSilk
The surface topography of the breast implant shell surface varies between commercially available breast implants. Our SmoothSilk surface was designed to improve biocompatibility and to provide for the same surface topography around the entire implant for the benefit of the patients. The International Standard Organization, or ISO, through the new April 2018 standard (ISO 14607:2018), created a classification of implant surface textures according to roughness. This standard includes an objective method of defining the difference between smooth, micro and macro surfaces based on surface roughness average. The topology of SilkSurface/SmoothSilk is categorized in the smooth category, having a low roughness value of approximately 3.09 microns with thousands of contact features per square centimeter, which is significantly lower than the higher limit of the smooth surface clarification defined by ISO (< 10 microns). The Company and the FDA are in discussions on the product’s labeling, including surface description terminology.
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

The graph below shows how our surface features compares with those of our competitors.

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
In addition to the anticipated safety advantages, our ProgressiveGel family provides for movement characteristics that resemble natural breast tissue. Our later generation Ergonomix products further mimic natural tissue, with a maximum point of projection that shifts lower to create a natural human breast shape when a patient is standing. This allows our Motiva Implants to provide the more natural aesthetics of “shaped” or “teardrop” implants without the risk of associated drawbacks such as breast deformation from rotation and unnaturally hard tactile feel. The images below illustrate the implants’ ability to change shape depending on the patient’s positioning.

TrueMonobloc
Our TrueMonobloc technology, which is incorporated into all generations of Motiva Implants currently sold, combines proprietary chemistry with our proprietary manufacturing techniques to create a shell, gel and other components that are tightly bound to one another. This results in an implant that is more homogeneously elastic and resistant to separation of the gel from the shell, addressing one type of implant failure that can lead to shell ruptures and silicone leaks. This also enables Motiva Implants to be stretched and squeezed to a more significant degree, which we believe currently enables breast augmentation through incision sizes smaller than one inch, compared with the published industry norm of approximately two inches. A surgical technique that we have developed, which we call Minimally Invasive Aesthetics, or Mia Femtech, utilizes our next-generation Ergonomix2 Diamond implant to take advantage of these physical properties to enable a less-invasive procedure for the patient. The following image shows that TrueMonobloc enables significant manipulation of a Motiva Implant without separation of gel from shell.
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
In October 2023, we announced Zen, which is part of our next generation Zensor RFID platform. The new Zen technology has all the previous benefits of Qid, but is now entirely non-ferromagnetic. Motiva Ergonomix2 Diamond implants used in the Mia Femtech system feature Zen, and are available in select geographies with Motiva Ergonomix2 Round Implants in the Joy program. We believe the Zensor platform has the potential to add additional capabilities in future generations, such as the measurement of temperature and other parameters. Zen with temperature sensing is currently in human trials as part of an IRB-approved study.

BluSeal
The Motiva Implant shell is constructed of successive layers of silicone elastomer and a low diffusion barrier layer. The key function of the low diffusion barrier layer is to prevent diffusion of low molecular weight siloxane species from the implant to the tissues. This barrier layer embeds our BluSeal indicator technology, which is a key feature used during the manufacturing process to verify that the barrier is present in a uniform way around the entire shell. It is also used as a visual quality control and safety measure to minimize potential gel diffusion. This patented manufacturing innovation is intended to highlight any imperfections in the barrier layer coverage with a distinct color. Our BluSeal indicator technology also provides the plastic surgeon with the ability to verify whether the barrier layer has coverage defects or other imperfections before implantation that might lead to post-

implantation shell rupture or gel bleed. We believe this is another safety innovation that contributes to our substantially lower reported implant rupture rates as compared to reports for our primary competitors.
Motiva Flora Tissue Expander
The Motiva Flora Tissue Expander is used in breast reconstruction surgery for temporary implantation (less than six months) to gradually expand the breast tissue prior to the placement of a long-term breast implant. After implantation, the device is periodically filled with saline solution via an injection port to increase its volume to stretch the skin and create a pocket for breast implant placement. The injection port is dome-shaped and includes an RFID coil, which can be accurately located utilizing the port locator. The Motiva Flora Tissue Expander is the first MRI Conditional expander and is the only tissue expander in the market with an integrated RFID port with no magnets, allowing for use of the expander safely alongside MRI (1.5 and 3 Tesla) scanning. The Motiva Flora received CE mark in June 2020 and has been registered in 57 countries. The Motiva Flora also includes the SmoothSilk surface, which provides biocompatibility benefits described above. Our catalog includes 15 variations, including three different heights, and a range of volumes from 260 to 995 cc. The Motiva Flora received 510(k) clearance from the FDA in October 2023.

Motiva Flora® contains a RFID microtransponder with a unique electronic serial number (ESN) accessed by a reader.

4

Mia Femtech System for Minimally Invasive Aesthetics
In April 2023, we launched Mia Femtech — a patient centric procedure designed to allow breast augmentation to be performed under local anesthesia rather than general anesthesia, through smaller incisions, with faster recovery times and a resulting reduction in surgical complications. The Mia Femtech system includes the specially -designed Ergonomix2 Diamond implant, which received CE mark in December 2020, and its proprietary tools, including the Motiva Inflatable Balloon and the Motiva Injector.
In December 2020, we received a CE mark for our Motiva Ergonomix2 Diamond breast implant, the implant used in the Mia Femtech procedure. In early 2021, we completed enrollment in our one hundred patient Mia® Femtech case series in Costa Rica. The IRB approach study began in December 2020 and one year follow up was completed in early 2022 and the two-year follow up started in December 2022 and was presented in October 2023. The study, which had a two-year follow-up compliance rate of 90%, found no reports of capsular contracture (Baker Grade III/IV), ruptures (suspected or confirmed), bleeding, hematoma, or seroma requiring intervention in the study. Based on our market research, we believe Mia Femtech will continue to attract new consumers and expand the market for breast aesthetic procedures.
This premium and personalized breast harmonization experience is currently available at partner clinics in Japan, Spain, Switzerland, Sweden, Germany, France, and Costa Rica. We have also partnered with our distributors in Turkey and the Middle East to begin opening sites in those regions in 2024.

Motiva® Ergonomix2® Diamond® Implants
Motiva® Channel Separator
Motiva Injector ®
Motiva® Marking Tool
Motiva® Inflatable Balloon
mia

3

Our Clinical Data
13-Year Safety Post-Market Surveillance Data
Dating from the commercial launch of Motiva Implants in October 2010 through December 2023, we have sold approximately 3.3 million breast implants in various countries outside the United States and Canada. We maintain a Quality Management System database to track and report complaints received from patients or physicians. From October 2010 through December 2023, a total of 4,457 complaints have been reported, investigated and processed, representing approximately 0.1% of the total Motiva Implants sold through December 2023. There were no reported cases of double capsule formation or breast-implant associated anaplastic large-cell lymphoma, or BIA- ALCL, in this data set, and there were 48 cases of early seroma and 4 case of late seroma. The table below shows the rates of rupture, capsular contracture and reoperation for adverse events of our Motiva Implants from the data gathered through December 2023. In contrast to the above competitor data, our data is self-reported rather than collected at mandatory follow-ups and was generated solely for our post-market surveillance instead of in connection with an FDA PMA study. All of these patients were located outside the United States.

Motiva Implants
Number of Implants Sold	N= 3,277,844 Implants(1)
Rupture	< 0.1%
Capsular Contracture	< 0.1%
Reoperation for Adverse Events	< 0.1%
Reoperation (All Causes)	N/A(2)

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
Study to Support a PMA
We are conducting a prospective IDE clinical trial in the United States on our Motiva Round and Motiva Ergonomix Round product families. Our IDE submission was approved by the FDA on March 20, 2018 to perform a single open-label, prospective, multi-center trial, with follow-up visit data reported annually and at the time of filing. We will continue to monitor patients for ten years post-implantation. The primary endpoints of the trial are safety, effectiveness and patient satisfaction. In general, our trial design and patient enrollment are consistent with prior PMA studies conducted by Allergan, Mentor, and Sientra. In August 2019, we announced that we were implementing a bifurcated regulatory strategy in the United States, which is designed to allow us to initiate the rolling submission of data to the FDA from the primary augmentation and revision augmentation cohorts, and then subsequently supplement our PMA with data from the reconstruction cohorts. All the enrollment procedures and the three-year study subject follow-up have been completed in the aesthetics cohort, which includes primary augmentation and revision augmentation, with total enrollment of 451 and 265 subjects, respectively. In the fourth quarter of 2021, we initiated a modular PMA submission process with the FDA and submitted the first of four expected modules. In April 2022, the Company released preliminary results of the two-year patient follow-up data for the primary augmentation cohort of its IDE clinical trial. The second module was submitted in May 2022. In June 2022, full enrollment of the IDE clinical trial was complete, and all surgeries in the primary reconstruction cohort were performed. In August 2022, the third module was submitted to the FDA. The final fourth module was submitted to the FDA in February 2023.

In May 2023, we presented the results of the Motiva US IDE Study of data for 451 primary augmentation patients enrolled in the study through the three-year follow-up visit. The three-year, by-patient, Kaplan-Meier risk rates of first occurrence of complications for patients (95% confidence interval) in the primary augmentation cohort were as follows:

Primary Augmentation	3-year (N=451), 95% CI
Capsular contracture (Baker Grade III/IV)	0.5%
Rupture, suspected or confirmed; MRI cohort(1)	0.6%
Breast pain	0.7%
Infection	0.9%
Implant removal, with or without replacement	1.6%
Any reoperation(2)	6.1%
Any complication(3)	8.4%

Kaplan-Meier risk rates were the primary method of analysis for the above data. This table represents preliminary data available as of April 2023 and does not necessarily reflect final clinical results nor demonstrate the investigational device’s safety and effectiveness for the United States trial.
(1) MRI cohort N=176 (2) Any surgery on the breast or chest area, device or non-device related, including size change (3) Any device or non-device related event, including reoperation
Sales and Marketing
We primarily derive revenue from sales of our Motiva Implants from two types of customers: (1) medical device distributors and (2) direct sales to physicians, hospitals, and clinics. Our products are commercially available in 86 countries through exclusive distributors, except in Brazil, Argentina and several European countries where we sell through our direct sales force. As of December 31, 2023, our sales organization included 133 employees and contractors. All of these sales personnel are supported through a suite of tools, including marketing and training materials, mobile smartphone applications, and access to a robust schedule of physician education events. We also pay significant attention to helping our distributors maintain positive relationships with surgeons and clinics in their respective regions, and to positioning our product in the marketplace as a premium product with consequent premium pricing.
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
We have assembled a broad portfolio of intellectual property related to our medical device and aesthetics products. We believe this intellectual property, combined with proprietary manufacturing processes and the regulatory approvals we have successfully obtained outside of the United States, provides us with a strong market position. As of December 31, 2023, we own or have rights to 30 issued, two allowed and 14 pending patents in the United States related to various aspects of our Motiva Implants (such as implant barrier layers, surface texture technology, minimally invasive implant delivery systems, and our Qid Safety Technology radio frequency identification devices). In addition, we own or have rights to 126 issued, one allowed and 93 pending foreign applications and one pending Patent Cooperation Treaty, or PCT, applications. Our owned and licensed patents are expected to expire at various times between February 2025 and February 2039. Our owned and licensed pending applications, if granted, likely would expire between September 2033 and December 2043.
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
▪Plastic and Reconstructive Research Center at the University of Manchester
▪Center for Biofilm Engineering of Montana State University
▪College of Engineering at UC Santa Barbara
▪The Chair of Plastic Surgery at the School of Medicine and Psychology of Sapienza University of Rome
We have incurred, and expect to continue to incur, significant R&D expenses. Our R&D expenses increased $6.1 million, or 30.0%, to $26.4 million for the year ended December 31, 2023, compared to $20.3 million for the year ended December 31, 2022. Our R&D expenses consist of costs associated with our clinical and post-approval studies, regulatory activity and product development, including the development of Motiva Implants and other current and future aesthetic and reconstruction surgical devices on our product platform.
Implantable RFID Microtransponder Platform
The RFID technology platform that we use in the Qid feature of our Motiva Implants is independently cleared as a system via the FDA’s 510(k) pathway. We are developing more sophisticated functionality using this technology platform. We believe our RFID technology will be an attractive platform for a variety of other applications, including unique device identification for other types of implantable medical devices, functional implantable biosensors, and diagnostic monitoring. Future specific indications include detection of device life cycles (e.g., flexion/contraction cycles for artificial hip and knee joints) and monitoring of analytes such as circulating tumor cells and blood chemistry components. Some of these applications we may choose to develop and commercialize internally, while others may be more appropriately commercialized via partnerships with other medical device companies. In October 2023, we launched Zen, the next, now non-ferromagnetic, generation of passive RFID technology, in select geographies with Motiva Ergonomix2 Round Implants in the Joy program.
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
We are also subject to periodic inspections and audits by various international regulatory and notified bodies, and we believe our past performance in these audits reflects the strength of our quality system and manufacturing controls. We consider this to be a key element of our risk management and business continuity strategies and a competitive advantage as we have full control of the product lifecycle. Our in-house manufacturing team undergoes well defined training programs throughout their period of employment. We believe our manufacturing experience, know-how, and process-related trade secrets are also a competitive advantage.
We are in the process of expanding our manufacturing facilities and corporate offices in the Coyol Free Zone, or CFZ, in Costa Rica. Construction of the cold shell structure of the Sulàyöm Innovation Campus was initially funded by the Coyol Free Zone in 2021 until we exercised our option to purchase the title of the land and cold shell building for approximately $12.6 million in 2022. In July 2023, we announced the grand opening of the first phase of the Sulàyöm Innovation Campus, which includes approximately 100,000 square feet of facility space to increase our manufacturing capacity by approximately 730,000 units per year. We currently expect to commence manufacturing from the new facility in fiscal 2024. See Note 3 “Balance Sheet Accounts” for additional information regarding this construction project.

Process
We produce our shell surfaces using a novel 3D negative imprinting molding technique that allows much more precise control over feature size, a uniform distribution of features on the surface, no particles creation, and less unit-to-unit variation. Our primary competitors utilize the “salt-loss” technique or “polyurethane foam imprint” technique. The “salt-loss” technique blows crystals of salt or sugar onto the uncured silicone shell in order to produce surface texture and the “polyurethane foam imprint” technique uses a foreign material to press against the last uncured silicone layer to produce surface features. We believe our 3D negative imprinting technique is more efficient and consistent than the techniques used by our competitors because the application of our advanced smooth surface is integrated with the molding process, rather than requiring a separate, subsequent process step.
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
510(k) Clearance Pathway
Manufacturers of most Class II devices are required to submit to the FDA a premarket notification under Section 510(k) of the FDC Act requesting permission to commercially distribute the device (generally known as 510(k) clearance). To obtain 510(k) clearance, the submitted 510(k) notice must demonstrate that the proposed device is “substantially equivalent” to a predicate device already on the market; a predicate device is a legally marketed device that is not subject to PMA approval. The FDA’s 510(k) clearance process usually takes from six to twelve months, but it can take longer. The FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence. Over the last several years, the FDA has proposed reforms to its 510(k) clearance process, and such proposals could include increased requirements for clinical data and a longer review period, or could make it more difficult for manufacturers to utilize the 510(k) clearance process for their products.
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
Post-Market Regulation
After a device is cleared or approved for marketing, numerous and extensive regulatory requirements continue to apply. These include:
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
Our manufacturing facilities, as well as those of certain of our suppliers, will be subject to periodic and for-cause inspections by the FDA to verify compliance with the QSR and other regulatory requirements. The QSR, which covers the methods and the facilities and controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation and servicing of finished devices intended for human use. The QSR also requires, among other things, maintenance of a device master file, device history file, and complaint files. These requirements impose certain procedural and documentation requirements upon us and our third-party manufacturers related to the methods used in and the facilities and controls used for designing, manufacturing, packaging, labeling and storing medical devices. As a manufacturer, we are subject to periodic scheduled or unscheduled inspections by the FDA. Following these inspections, the FDA may assert noncompliance with QSR requirements on a Form 483, which is a report of observations from an inspection, or by way of “untitled letters” or “warning letters” that could cause us or any third-party manufacturers to modify certain activities. A Form 483 notice, if issued at the conclusion of an FDA inspection, can list conditions the FDA investigators believe may have violated QSR or other FDA requirements. Our failure to maintain compliance with the QSR requirements could result in the shut-down of, or restrictions on, our manufacturing operations and the recall or seizure of our products, which would have a material adverse effect on our business. The discovery of previously unknown problems with any of our products could result in restrictions, including the removal of the device from the market or voluntary or mandatory device recalls.
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
The FDA and comparable foreign regulatory authorities closely regulate the post-approval marketing and promotion of medical devices, including standards and regulations for direct-to-consumer advertising, communications about unapproved uses, industry- sponsored scientific and educational activities and promotional activities involving the internet. Devices may be marketed only for the approved or cleared indications and in accordance with the provisions of the approved or cleared label.
HIPAA and Other Privacy Laws
We are subject to various laws governing the privacy and security of health information and other personally identifiable information. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, established comprehensive U.S. federal protection for the privacy and security of protected health information. HIPAA standards apply to “Covered Entities,” which are health plans, health care clearing houses, and certain health care providers which conduct certain health care transactions electronically, and to “Business Associates,” persons or entities that perform a function or provide specified services on behalf of a Covered Entity that involves the creation, use, maintenance or transmission of protected health information. Both Covered Entities and Business Associates must have in place administrative, physical, and technical standards to guard against the misuse of protected health information. Some of the institutions and physicians from which we obtain biological specimens that we use in our research and validation work are Covered Entities and must obtain proper authorization from their patients for the subsequent use of those samples and associated clinical information. We may perform future activities that may implicate HIPAA, such as providing clinical laboratory testing services or entering into specific kinds of relationships with a Covered Entity or a Business Associate of a Covered Entity.
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
Our activities must also comply with other applicable privacy laws, including the EU General Data Protection Regulation, including as implemented in the UK, or collectively, the GDPR. There are also additional national, state, and provincial privacy laws that impose restrictions on the access, use, and disclosure of personal information, including data that is not protected health information, or are otherwise more stringent than HIPAA. All of these laws may impact our business. If we fail to comply with these privacy laws, or if significant changes in the laws restrict our ability to obtain tissue samples and associated patient information, this could significantly impact our business and our future business plans.
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
In particular, if our products are approved in the United States and become eligible for federal government reimbursement, our business activities could be subject to scrutiny and enforcement under one or more U.S. federal or state health care fraud and abuse laws and regulations, including:
•The federal Anti-Kickback Law, which prohibits, among other things, knowingly or willingly offering, paying, soliciting or receiving remuneration, directly or indirectly, in cash or in kind, to induce or reward the purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any health care items or service for which payment may be made, in whole or in part, by federal healthcare programs such as Medicare and Medicaid.
•The federal civil False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds or knowingly making, using or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly concealing or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government.
•The fraud provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which impose criminal liability for knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors, and prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false fictitious or fraudulent statement or entry, in connection with the delivery of or payment for healthcare benefits, items or services.
•Analogous state and local laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require medical technology companies to comply with the device industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; and state laws and local ordinances that require identification or licensing of sales representatives.
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
Coverage and Reimbursement
Significant uncertainty exists regarding the coverage and reimbursement status of products approved or cleared by the FDA and other government authorities. In the United States, sales of any products for which we may receive regulatory approval or clearance for commercial sale will depend in significant part on the availability and adequacy of coverage and reimbursement from third-party payors. Third-party payors include federal and state government authorities, managed care providers, private health insurers and other organizations. Decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. One third-party payor’s decision to cover a product does not ensure that other payors will also provide coverage for the product. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the reimbursement rate that the payor will pay for the product. Third-party payors may limit coverage to specific products on an approved list which might not include all of the FDA approved or cleared products for a particular indication. Moreover, a payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.
Third-party payors are increasingly challenging the prices charged for, examining the medical necessity of, and assessing the cost-effectiveness of medical products and services, in addition to their safety and efficacy. If third-party payors do not consider a product to be cost-effective compared to other available products, they may not cover the product after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow a company to sell its products at a profit. A decision by a third-party payor not to cover a product could reduce physician ordering and patient demand for the product.
The marketability of any products for which we receive market authorization for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.
Health Reform
In the United States and some foreign jurisdictions, there has been significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls and restrictions on reimbursement. Because private payers often follow Medicare and Medicaid coverage policy and payment limitations in setting their own reimbursement rates, any reduction in reimbursement that results from federal legislation or regulation may result in a similar reduction in payments from private payers. We expect to experience pricing pressures in connection with the sale of our products due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, and additional legislative and regulatory measures.
Such legislative changes in the United States include the Patient Protection and Affordable Care Act (PPACA), which intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, and impose additional health policy reforms. We expect that additional federal, state, and foreign healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal, state, and foreign governments will pay for healthcare products and services, which could result in limited coverage and reimbursement and reduced demand for our products, once approved, or additional pricing pressures.
International Medical Device Regulations
International marketing of medical devices is subject to foreign government regulations, which vary substantially from country to country.
As of May 2021, medical device products that are marketed in the European Union must comply with the requirements of the Medical Device Regulation, or the MDR. The MDR essentially operates in the same way as the Medical Device Directive (described below) to ensure a harmonized approach in the European Union to ensuring the safety and performance of medical devices, and failure to comply with the MDR could affect our ability to market and sell our products in the European Union member states. The European Commission is the legislative body responsible for regulation on the safely of medical devices, including Regulation (EU) 2017/745. Following the transition time, the manufacturers selling medical products in the EU and the European Economic Area, or EEA, will need to comply with the new regulatory framework. All our legacy devices, as well as our Quality Management System, already obtained the certification under the MDR. The EU includes most of the major countries in Europe, while other countries, such as Norway, are part of the EEA and European Free Trade Area, or EFTA, respectively, and have voluntarily adopted laws and regulations that mirror those of the EU with respect to medical devices. The EU regulation addresses regulation of the design, manufacture, labeling, clinical studies and post-market vigilance for medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear the CE conformity marking, indicating that the device conforms to the General Safety and Performance Requirements, or GSPRs, and, accordingly, can be marketed throughout the EU and EEA. In December 2022, the MDR published two Commission Implementing Regulations, which expanded its authority over products without intended medical purpose, and provided more specific risk management and safety requirements, including conformity assessments and clinical evaluations. In March 2023, the MDR published an additional regulation that provided a staggered extension of the transitional period based on the risk classification of medical devices.
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
Outside of the EU, regulatory pathways for the marketing of medical devices vary greatly from country to country. In many countries, local regulatory agencies conduct an independent review of medical devices prior to granting marketing approval. For example, in China, approval by the National Medical Products Administration, or NMPA, must be obtained prior to marketing a medical device. In Brazil, the inspections and approvals of products and facilities carried out by the ANVISA and InMetro agencies are required prior to marketing a Class 3a medical device like our Motiva Implants. We received regulatory clearance in Brazil in March 2017 and launched our Motiva Implants commercially in July 2017. In November 2022, Motiva Implants and the Motiva Flora tissue expander have been approved for use in Japan by the Pharmaceuticals and Medical Devices Agency (PMDA). These products have also received reimbursement for post-mastectomy reconstruction under the Japanese National Health System. In November 2023,Motiva Implants received National Medical Products Administration (NMPA) approval in China. The process in such countries may be lengthy and require the expenditure of significant resources, including the conduct of clinical trials. In other countries, the regulatory pathway may be shorter or less costly. The timeline for the introduction of new medical devices is heavily impacted by these various regulations on a country-by-country basis, which may become longer and more costly over time.

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
Human Capital
As of December 31, 2023, we had 908 employees. None of our employees are represented by a labor union or covered by collective bargaining agreements except for employees in Brazil and Argentina.
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
Working towards a more sustainable future by reducing our environmental footprint is important to us. In July 2019, we have been certified as Carbon Neutral by the Costa Rican Ministry of Environment, Energy, and Telecommunications, or MINAE. Additional information on our environmental efforts can be found in the 2022 Annual Review, which is available at establishmentlabs.com/wp-content/uploads/2023/07/ESTA-Annual-review-2022-1.pdf.
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
Additionally, we will be required to commit to significant and costly post-approval requirements, which will include follow-up of our clinical trial patients for up to ten years, creation of a patient registry or large post approval study, and/or other studies, and implementation of training programs for physicians. We may be unable to fund, enroll, or complete such trials in a timely fashion, or at all, and we may have an insufficient number of enrolled patients follow up as instructed. The results of clinical studies may not be favorable enough to support marketing approval in the United States, or may raise other questions (pertaining, for example, to product safety or effectiveness) that jeopardizes our current approvals for sale in other territories. We must also demonstrate that our manufacturing facilities, processes and controls are adequate to support FDA approval and that our clinical investigators complied with good clinical practices in the conduct of the clinical trial for our Motiva Implants.
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
Although we launched Motiva Implants commercially in October 2010 and have sold approximately 3.3 million units to date in various countries outside the United States, we do not have as much post-market surveillance data as our competitors and may not have clearly identified all possible or actual risks of our products. Furthermore, if our clinical trials do not produce patient data that compares favorably with breast implants that are already on the market, physicians and patients may opt to not use our products, and our business would suffer.
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

If the FDA or similar regulatory authority does not approve our products or requires additional clinical trials or preclinical data before any approval or if any approval of our products includes additional restrictions on the label, or requires a characterization of our products, including the description of the product surface (e.g. smooth, texture, other) that differs from ours and/or other regulatory authorities, our business, financial condition, results of operations and growth prospects could be materially adversely affected.
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
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, during various times in the recent past, the U.S. government has shut down and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of foreign manufacturing facilities and routine surveillance inspections of domestic manufacturing facilities in 2020. If a prolonged government shutdown occurs, or if other events, including global health concerns, prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities in a timely manner, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future federal government shutdowns or delays in annual appropriations could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
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
If we are unable to educate clinicians on the safe, effective and appropriate use of our products and designed surgeries, we may experience unsatisfactory patient outcomes, negative publicity and increased claims of product liability and may be unable to achieve our expected growth.
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
As part of our effort to educate and train plastic surgeons through our medical educational platform, we completed 192 and 201 medical training sessions worldwide during 2023 and 2022, respectively. If we are unable to offer, or if we experience a delay in offering, medical training sessions, we may experience reduced or slower than expected adoption of our products. Although we offer virtual training sessions through our medical educational platform, any limited ability to provide in-person programs to surgeons may reduce the effectiveness of, and interest in, our medical education efforts.
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
We have incurred losses to date and expect to continue to incur losses for the foreseeable future. Sales of our Motiva Implants accounted for approximately 95% and 98% of our revenues for each of the years ended December 31, 2023 and December 31, 2022, and we expect our revenues to continue to be driven primarily by sales of these products. In order to achieve and sustain profitability, our revenues from these products will need to grow beyond the levels we have achieved in the past. If physicians and/or patients do not perceive our products to be competitive in features and safety when compared to other products in the market, or if demand for our Motiva Implants or for breast implants in general decreases, we may fail to achieve sales levels that provide for future profitability.
Our ability to successfully market Motiva Implants and our other current and future offerings depends on numerous factors, including but not limited to:
•the outcomes of current and future clinical studies of Motiva Implants to demonstrate our products’ value in improving safety outcomes and/or patient satisfaction;
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
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, such as slower growth or recession, continued inflation or decreases in consumer spending or confidence. A severe or prolonged economic downturn could result in a variety of risks to our business, including general economic pressure on our customers’ patients. Elective aesthetic procedures, including breast augmentation, are typically not covered by insurance and are less of a priority than other items for those patients that have lost their jobs, are furloughed, have reduced work hours or have to allocate their cash to other priorities. As a result, adverse changes in the global economy, including as a result of current inflationary pressures, higher interest rates, geopolitical conflicts, including the Russia-Ukraine war and the Hamas-Israel conflict, or macroeconomic fallout from a potential U.S. government default on its debt, may cause consumers to reassess their spending choices and reduce demand for elective aesthetic procedures, which could have an adverse effect on our net sales and profitability. A weak or declining global economy could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers or distributors to delay making payments for our products. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the economic climate and financial market conditions could adversely affect our business.
We have incurred net operating losses in the past and expect to incur net operating losses for the foreseeable future.
We have incurred net operating losses since our inception, and we continue to incur significant research and development and general and administrative expenses related to our operations. We do not expect to be profitable in 2024, and in future years we expect to incur significant research and development expenses related to, among other things, the IDE clinical study of Motiva Implants in the United States. Investment in medical device product development, particularly clinical studies, is highly speculative. It entails substantial upfront capital expenditures and significant risk that any potential planned product will fail to demonstrate adequate accuracy or clinical utility. We may not be profitable for some time. As of December 31, 2023, we had an accumulated deficit of $360.1 million.
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
We expect to increase the size of our organization in certain jurisdictions and functions; as a result, we may encounter difficulties in managing our growth, which could disrupt our operations and/or increase our net losses.
As of December 31, 2023, we had 908 employees. Unless it is necessary for us to make reductions to our workforce as a cost management strategy, over the next several years, we expect to experience growth in the number of our employees and the scope of our operations, principally in the areas of manufacturing and sales and marketing, and particularly as we prepare our operations in the anticipation of obtaining approval from the FDA to commercialize our Motiva Implants in the United States. We also intend to continue to improve our operational, financial and management controls, reporting systems and procedures, which may require additional personnel. Such growth could place a strain on our administrative and operational infrastructure, and/or our managerial abilities, and we may not be able to make improvements to our management information and control systems in an efficient or timely manner. We may discover deficiencies in existing systems and controls.
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
We routinely see counterfeit versions of our major competitor’s branded products in the marketplace, and we are aware of potential counterfeiting of our Motiva Implants. This is particularly common in emerging markets, where sensitivity to price is higher and regulatory enforcement is under-resourced. These counterfeit products are typically manufactured with significantly lower quality than the products they are claimed to be, and in some cases may be manufactured with silicones that are not medical grade. They may expose patients to significant adverse event risks, and there is a risk that certain adverse events with counterfeit products may be attributed to our genuine products. This could reduce demand for our products, result in negative publicity, or otherwise impact our business and the price of our shares.
Negative publicity concerning our products or our competitors’ products, including due to product defects, recalls and any resulting litigation, could harm our reputation and reduce demand for silicone breast implants, either of which could adversely impact our financial results and/or share price.
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
In September 2022, the FDA informed the public about reports of cancers, including squamous cell carcinoma, or SCC, and various lymphomas, in the scar tissue (capsule) that forms around breast implants different from the lymphomas described in previous FDA communications as BIA-ALCL. In March 2023, the FDA provided updated information about SCC, noting it has received 24 reports of SCC related to breast implants, but that this this does not necessarily represent cancer incidence because of potential underreporting or duplicated reports. The FDA noted that, while the agency believes the occurrences of SCC or various lymphomas in the capsule around the breast implant to be rare, health care providers and people who have or are considering breast implants should be aware that cases have been reported to the FDA and in the literature.
We do not produce the types of rough textured implants that have been involved in these reports. To date, no cases of BIA-ALCL or SCC have been reported in patients with Motiva Implants. Furthermore, there have been no reported cases of BIA-ALCL in patients with smooth implants with no history of previously having a textured device. Future clinical studies or clinical experience may indicate that breast implants expose potentially genetically predisposed patients to greater risks of BIA-ALCL, which may reduce demand for silicone implants generally, expose us to product liability claims, as well as to class actions and other lawsuits. These impacts may occur in the absence of any specific linkage with our products. Moreover, if cases of BIA-ALCL, SCC, or other complications are discovered in the future and/or are reported in patients with Motiva Implants, we could be subject to mandatory product recalls, suspension or withdrawal of our regulatory licensure for sale in one or more countries, and significant legal liability. Any of these may have an adverse effect on our business or operating results, or a negative impact on our share price.
The loss of members of our executive management team or other employees, or other turnover in our management team, could adversely affect our business.
Our success in implementing our business strategy depends largely on the skills, experience and performance of members of our executive management team and other key employees, including Juan José Chacón Quirós, our Chief Executive Officer, Roberto de Mezerville, our Chief Technology Officer, Rajbir Denhoy, our Chief Financial Officer, and Ross Mansbach, our General Counsel and Chief Human Resources Officer. The collective efforts of each of these persons, and others working with them as a team, are critical as we continue to develop our tests and technologies and pursue our research and development and sales programs. In addition, we have experienced significant changes in our executive leadership in recent years, including in our General Counsel and Chief Operating Officer positions. As a result of the difficulty in locating qualified new management and other key employees, the loss or incapacity of existing members of our executive management team could adversely affect our operations. If we were to lose one or more key employees, we could experience difficulties in finding qualified successors, competing effectively, developing our technologies and implementing our business strategy. In addition, changes to strategic or operating goals, which can often times occur with the appointment of new executives and directors, can create uncertainty, may negatively impact our ability to execute quickly and effectively, and may ultimately be unsuccessful. Executive leadership transition periods are often difficult as the new executives gain detailed knowledge of our operations, and friction can result from changes in strategy and management style. Management turnover inherently causes some loss of institutional knowledge, which can negatively affect strategy and execution. We do not have “key person” life insurance on our senior executives, and the loss of any of the key team members would have a negative impact to our business and financial results. In addition, the job market in Costa Rica and other locations in which we operate has recently become more competitive and we are competing for talent with major multinational corporations which have significantly more resources than us, and we may find new difficulties in retaining our most talented employees.
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
We present our results of operations in U.S. dollars, which is our reporting currency. However, as of December 31, 2023, the majority of our revenues are denominated in currencies other than the U.S. dollar - primarily the euro, the Brazilian real, and the British pound. As of December 31, 2023, the majority of our expenses are denominated in U.S. dollars or in Costa Rican colones, which are linked to the U.S. dollar. In the future, we expect to have significant revenues and expenses denominated in these non-U.S. currencies. As such, unfavorable fluctuations in currency exchange rates have had, and in the future could continue to have, an adverse effect on our results of operations.
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
Our products are commercially available in 86 countries, and we operate subsidiaries in the United States, Costa Rica, Brazil, and several European countries. Our business strategy contemplates continued international expansion, including partnering with medical device distributors, and introducing Motiva Implants and other planned products outside the United States. The sale and shipment of our products internationally, as well as the purchase of components from international sources, subjects us to potential trade, import and export, and customs regulations and laws.
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
As was the case with the COVID-19 pandemic, which resulted in a material disruption of our operations in fiscal 2020 and to a lesser degree in fiscal 2021, we are subject to risks associated with pandemics, epidemics or other public health crises. The full extent to which any pandemic, epidemic, or public health crisis may, directly or indirectly, impact our business, results of operations and financial condition, including our sales, expenses, supply chain integrity, manufacturing capability, research and development activities, and employee-related compensation, is highly uncertain and will depend on future developments that are also highly uncertain and cannot be predicted with reasonable accuracy at this time, including, without limitation:
•the contagiousness or virulence of the virus, disease or other condition giving rise to the pandemic, epidemic or public health crisis;

•the scope and length of any governmental or other restrictions implemented to reduce the spread of virus, disease or other condition giving rise to the pandemic, epidemic or public health crisis or other actions required or recommended to contain or treat infected individuals;
•the deferral of procedures using our products or other adverse impact on patients’ willingness to undergo procedures in which our products could be used during or following any pandemic, epidemic or other public health crisis;
•volatility in the global capital markets, impacting access to and cost of capital;
•disruptions in the manufacture and distribution of our products and in our supply chain;
•delays in clinical trials;
•disruptions or restrictions on the ability of many of our employees, and of third parties on which we rely, to work effectively, including “stay-at-home” orders and similar government actions;
•temporary closures of our facilities and of the facilities of our customers and suppliers; and
•other direct and indirect economic impacts, both domestically and abroad, of a pandemic, epidemic, or public health crisis as a result of any or all of the foregoing, including actions taken by local, state, national and international governmental agencies, whether such impact affects customers, suppliers, or markets generally.
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
Our information systems, or those used by third parties which we rely on, may fail, be impacted by cybersecurity incidents, suffer other security breaches or be vulnerable to other forms of attack or damage.
The operation of our business depends on our information systems and, in some cases, the information systems used by third parties. We rely on our information systems to, among other things, effectively manage sales and marketing data, accounting and financial functions, inventory management, product development tasks, clinical data, customer service and technical support functions. Despite the implementation of security measures, our information systems, or those used by third parties which we rely on, are vulnerable to a variety of cybersecurity incidents and cybersecurity threats, as well as other forms of attack or damage, including damage or interruption from earthquakes, fires, floods and other natural disasters, terrorist attacks, power losses, computer system or data network failures, security breaches, data corruption, and cyberattacks. Cybersecurity incidents can include, but are not limited to, computer viruses, computer denial-of-service attacks, phishing attacks, ransomware attacks, worms, and other malicious software programs or other attacks, covert introduction of malware to computers and networks, social engineering or impersonation of authorized users, and efforts to discover and exploit any design flaws, bugs, security vulnerabilities, or security weaknesses, as well as intentional or unintentional acts by employees or other insiders with access privileges, intentional acts of vandalism by third parties and sabotage.
Attacks upon information systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, information systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience cybersecurity incidents or other security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate cybersecurity incidents or threats due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.
While we have not experienced any material cybersecurity incident or other system failure or security breach to our knowledge to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, leading to increased costs, product shortages or lost revenues. To the extent that any cybersecurity incident, security breach or other attack or damage to our information systems were to result in a loss or misuse of proprietary or confidential information, intellectual property, or sensitive or personal information, we could incur liability and the further development and commercialization of our current and future products could be delayed. For example, the loss of data from completed, ongoing or future studies could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, any such cybersecurity incident, security breach, or other attack or damage could harm our reputation, erode customer confidence in the effectiveness of our security measures, and negatively impact our ability to attract new customers.
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
There are a number of state, federal and international laws protecting the privacy and security of health information and personal data. As part of the American Recovery and Reinvestment Act 2009, or ARRA, Congress amended the privacy and security provisions of the Health Insurance Portability and Accountability Act, or HIPAA. HIPAA imposes limitations on the use and disclosure of an individual’s protected health information by certain health care providers, health care clearinghouses, and health insurance plans, collectively referred to as covered entities, that involve the creation, use, maintenance or transmission of protected health information. The HIPAA amendments also impose compliance obligations and corresponding penalties for non-compliance on individuals and entities that perform a function or provide specified services to health care providers and other covered entities, collectively referred to as business associates. Most recently, on December 10, 2020, HHS issued a Notice of Proposed Rulemaking, which if finalized, would make changes to some of HIPAA’s regulatory requirements, which would impact us, to the extent we are a business associate. ARRA also made significant increases in the penalties for improper use or disclosure of an individual’s protected health information under HIPAA and extended enforcement authority to state attorneys general. The amendments also create notification requirements for individuals whose protected health information has been inappropriately accessed or disclosed, notification requirements to federal regulators and in some cases, notification to local and national media. Notification is not required under HIPAA if the health information that is improperly used or disclosed is deemed secured in accordance with encryption or other standards developed by the U.S. Department of Health and Human Services, or HHS. Most states have laws requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the protected health information protected by HIPAA. Many state laws impose significant data security requirements, such as encryption or mandatory contractual terms to ensure ongoing protection of personal information.
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
Many foreign countries and governmental bodies, including the EU, Canada, Australia and other relevant jurisdictions, have laws and regulations concerning the collection and use of personal or sensitive data obtained from their residents or by businesses operating within their jurisdiction. For example, the European Commission recently adopted the General Data Protection Regulation, including as implemented in the UK, or the GDPR, effective on May 25, 2018, that supersedes current EU data protection legislation, imposes more stringent EU data protection requirements and provides for greater penalties for noncompliance. The GDPR regulates the processing of personal data and places certain obligations on the processing of such personal data including ensuring the lawfulness of processing personal data (including obtaining valid consent of the individuals to whom the personal data relates, where applicable), the processing details disclosed to the individuals, the adequacy, relevance and necessity of the personal data collected, the retention of personal data collected, the sharing of personal data with third parties, the transfer of personal data out of the European Economic Area/UK to third countries including the US, contracting requirements (such as with clinical trial sites and vendors), the use of personal data in accordance with individual rights, the security of personal data and security breach/incident notifications. Non-compliance with the GDPR can trigger steep fines for the most serious breaches of up to €20 million or 4% of total worldwide annual revenues, whichever is higher. Given the breadth and depth of changes in data protection obligations, meeting the GDPR’s requirements requires time, resources and a review of the technology and systems currently in use against the GDPR’s requirements.

We may be at risk of enforcement actions taken by certain EU data protection authorities while we continue to build our business practices to ensure that all transfers of personal data to us from the European Economic Area, including the EU, United Kingdom and Switzerland, are conducted in compliance with all applicable regulatory obligations, the guidance of data protection authorities and evolving best practices. We may find it necessary to establish systems to maintain personal data originating from the EU in the European Economic Area, which may involve substantial expense and may cause us to need to divert resources from other aspects of our business, all of which may adversely affect our business.
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
The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of medical devices are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, where regulations differ from country to country. Our products are registered to be sold in 86 countries. In the United States, we have received clearance from the FDA to sell our Intraoperative Sizers and Flora Tissue Expanders, but we are not permitted to market other planned products until we receive the requisite FDA approval or clearance.
The two primary types of FDA marketing authorization in the United States applicable to a device are a premarket approval (by filing a PMA) or a premarket notification clearance (by filing a 510(k) notice). Breast implants are currently classified as Class III Medical Devices requiring an approved PMA for commercial distribution. Certain of our other products or modifications to those products are currently eligible for 510(k) clearance or approval of a PMA supplement. We have not received marketing approval for Motiva Implants in the United States. We have received 501(k) clearance for the Intraoperative Sizers and Flora Tissue Expanders, which are now commercially available in the United States.
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
Once commercialized, modifications to our marketed products may require new 510(k) clearances or approval of PMA supplements, or equivalent steps in other countries, or may require us to cease marketing or recall the modified products until certification, clearances or regulatory approvals are obtained.
Modifications to any of our products once they are commercialized may require new regulatory approvals or clearances, including 510(k) clearances or approval of PMA supplements, or require us to recall or cease marketing the modified systems until these clearances or approvals are obtained. The FDA requires device manufacturers to initially make and document a determination of whether or not a modification requires a new approval, supplement or clearance. A manufacturer may determine that a modification could not affect safety or efficacy and does not represent a major change in its intended use, so that no new clearance or approval is necessary. However, the FDA can review a manufacturer’s decision and may disagree. The FDA may also on its own initiative determine that a new clearance or approval of a PMA supplement is required. We may make modifications in the future that we believe do not or will not require additional clearances or approvals. If the FDA disagrees and requires new clearances or approvals for the modifications, we may be required to recall and to stop marketing our products as modified, which could require us to redesign our products and/or seek new marketing authorizations and harm our operating results. In these circumstances, we may be subject to significant enforcement actions.
For example, if a manufacturer determines that a modification to a PMA approved device could affect its safety or effectiveness or would constitute a major change in its intended use, then the manufacturer must file for a new a new PMA or approval of a PMA supplement. Where we determine that modifications to our products require a new PMA approval, we may not be able to obtain those additional approvals for the modifications or additional indications in a timely manner, or at all. Obtaining new approvals can be a time-consuming process, and delays in obtaining required future approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth.
For those products sold in the EEA, we must notify our EU notified body if significant changes are made to the products or if there are substantial changes to our quality assurance systems affecting those products. Obtaining certification can be a time-consuming process, and delays in obtaining required future clearances or approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth.
Even if we receive regulatory approval for a planned product, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and subject us to penalties if we fail to comply with applicable regulatory requirements.
When a regulatory approval is obtained, the approved product and its manufacturer are subject to continual review by the FDA or non-U.S. regulatory authorities. Our regulatory approval for Motiva Implants, as well as any regulatory approval that we receive for future modifications to Motiva Implants or for any planned products may be subject to limitations on the indicated uses for which the product may be marketed. Future approvals may contain requirements for potentially costly post-marketing follow-up studies to monitor the safety and effectiveness of the approved product in real-world post-market use. In addition, we are subject to extensive and ongoing regulatory requirements by the FDA and other regulatory authorities with regard to the labeling, packaging, adverse event quarterly reporting, device tracking, device retrieval studies, storage, advertising, promotion and recordkeeping for our products. We are also required to comply with regulations regarding the manufacture of Motiva Implants, which include requirements related to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Further, regulatory authorities must inspect these manufacturing facilities and determine that they are in compliance with FDA good manufacturing practice requirements as set forth in the Quality System Regulation, or QSR, before the products can be approved. These facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with the QSR and associated regulations. Failure to comply with FDA and other applicable U.S. and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions, including the following:
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
We have obtained 501(k) clearance to sell Intraoperative Sizers and SmoothSilk Tissue Expanders in the United States. We are not permitted to promote or market other investigational products. After approval, our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including the prohibition of the promotion of unapproved, or off-label, use. Surgeons may use our products off-label, as the FDA does not restrict or regulate a surgeon’s choice of treatment within the practice of medicine. However, if the FDA determines that our promotional materials or training constitutes promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine, or criminal penalties. It is also possible that other federal, state, or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an off-label use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, our reputation could be damaged and adoption of the products could be impaired. In addition, the off-label use of our products may increase the risk of product liability claims. Product liability claims are expensive to defend and could divert our management’s attention, result in substantial damage awards against us, and harm our reputation.
Our relationship with customers and third party payors will be subject to applicable anti-kickback, fraud and abuse, and other health care laws and regulations, which could expose us to criminal sanctions, civil penalties, damages, reputational harm and diminished profits and future earnings.
Our future arrangements with third-party payors and health care providers may expose us to broadly applicable fraud and abuse and other health care laws and regulations that may constrain the business or the financial relationships and engagement we enter into to market, sell, promote and distribute our products for which we obtain clearance in the U.S. Efforts to ensure that our business arrangements with these third parties will comply with applicable health care laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other health care laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. The requirements and restrictions under these broadly applicable laws and regulations are described in the section on Fraud and Abuse Laws in Item 1. Business.
Health care reform measures could hinder or prevent our planned products’ commercial success.
From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory approval, manufacture and marketing of regulated products or the reimbursement thereof. In addition, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions, which may prevent or delay approval or clearance of our future products under development or impact our ability to modify our currently cleared products on a timely basis. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of planned or future products. It is impossible to predict whether legislative changes will be enacted or FDA regulations, guidance or interpretations changed, and what the impact of such changes, if any, may be.
FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new statutes, regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of any future products or make it more difficult to obtain clearance or approval for, manufacture, market or distribute our products. For example, In January of 2024, FDA issued a final rule to replace the QSR with the adoption of ISO 13485. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, among other things, require: additional testing prior to obtaining clearance or approval; changes to manufacturing methods; recall, replacement or discontinuance of our products; or additional record keeping.
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

For example, one of the most significant health care reform measures in decades, the Patient Protection and Affordable Care Act, or PPACA, was enacted in 2010. The PPACA contains a number of provisions, including those governing enrollment in federal health care programs, reimbursement changes and fraud and abuse measures, all of which will impact existing government health care programs and will result in the development of new programs. There have been judicial and Congressional challenges to certain aspects of the PPACA. Furthermore, the Tax Cuts and Jobs Act passed in December of 2017 included a provision repealing the PPACA’s individual mandate penalty, the tax-based shared responsibility payment on certain individuals who fail to maintain qualifying health coverage for all or part of a year. Congress may consider other legislation to repeal or replace elements of the PPACA on a provision-by-provision basis. We cannot assure you that the PPACA, as currently enacted or as amended in the future, will not adversely affect our business and financial results and we cannot predict how future federal or state legislative or administrative changes relating to health care reform will affect our business.
In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. For example, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals for spending reductions to Congress. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, which triggered the legislation’s automatic reduction to several government programs, including aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. Sequestration is currently set at 2% and will increase to 2.25% for the first half of fiscal year 2030, to 3% for the second half of fiscal year 2030, and to 4% for the remainder of the sequestration period that lasts through the first six months of fiscal year 2031.
We cannot predict the impact that ongoing health care reform will have on our business, and there is uncertainty as to what healthcare programs and regulations may be implemented or changed at the federal and/or state level in the United States, and as to the effect of any future legislation or regulation. However, it is possible that such initiatives could have an adverse effect on our ability to obtain approval and/or successfully commercialize products in the United States in the future. For example, any changes that reduce, or impede the ability to obtain, reimbursement for the type of products we intend to commercialize in the United States (or our products more specifically, if approved) or reduce medical procedure volumes could adversely affect our business plan to introduce our products in the United States.
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
The coverage and reimbursement status of newly-approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for new or current products could limit our ability to market those products and decrease our ability to generate revenue.
Market acceptance and sales of any one or more of our product candidates will depend on reimbursement policies and may be affected by future healthcare reform measures in the United States and in foreign jurisdictions. Government authorities and third-party payers, such as private health insurers and health maintenance organizations, decide which products they will cover and establish payment levels. We cannot be certain that reimbursement will be available for any of our products or product candidates. Also, we cannot be certain that reimbursement policies will not reduce the demand for, or the price paid for, our products. If reimbursement is not available or is available on a limited basis, we may not be able to successfully commercialize any product candidates that we develop.
The pricing, coverage and reimbursement of our product candidates must be adequate to support our commercial infrastructure. Our per-patient prices must be sufficient to recover our development and manufacturing costs and potentially achieve profitability. However, sales of any product depend, in part, on the extent to which such product will be covered by third-party payors, such as federal, state, and foreign government healthcare programs, commercial insurance and managed healthcare organizations, and the level of reimbursement for such product by third-party payors. Significant uncertainty exists as to the coverage and reimbursement status of any newly approved product. Decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. One third-party payor’s decision to cover a product does not ensure that other payors will also provide coverage for the product. As a result, we do not have assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.
Further, third-party payors are increasingly challenging the price, examining the medical necessity and reviewing the cost effectiveness of medical products and product candidates. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit or delay sales of any of our future products. A decision by a third-party payor not to cover a product could reduce patient demand for any of our products.
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
In addition, the European Union Economic and Financial Affairs Council has in recent years released a list of non-cooperative jurisdictions for tax purposes. The stated aim of the list is to promote good governance worldwide in order to maximize efforts to promote fair tax competition and address harmful tax practices. In February 2023, Costa Rica was added to this list, which now includes 16 jurisdictions. According to the European Union Economic and Financial Affairs Council, Costa Rica was added to the list because it has not fulfilled a commitment to abolish or amend harmful aspects of its foreign source income exemption regime. In October 2023, the EU Council announced that three jurisdictions have been removed from the list of non-cooperative tax jurisdiction, one of which was Costa Rica. This follows the reforms made to the Costa Rica’s Income Tax Law, amending aspects of the foreign-source income exemption regime. The reforms include a clarification to the scope of the territoriality principle and introduction of a new taxation regime for foreign-source passive income.
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
A non-U.S. corporation will be classified as a passive foreign investment company, or PFIC, for U.S. federal income tax purposes, in any taxable year in which either (1) at least 75% of its gross income is passive income; or

(2) at least 50% of the average quarterly value of its total gross assets is attributable to assets that produce “passive income” or are held for the production of passive income. Based on the project composition of our income and valuation of our assets, we do not believe we were a PFIC in 2023 and 2022, and we do not expect to become one in the future. However, because our PFIC status is subject to a number of uncertainties, neither we nor our tax advisors can provide any assurances regarding our PFIC status. If we are a PFIC for any taxable year during which a U.S. holder holds our common shares, the U.S. holder may be subject to adverse tax consequences. U.S. investors should consult their advisors regarding the application of these rules and the availability of any potential elections.
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
•short selling activities;
•the impact of pandemics, epidemics or other public health crises;
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
We identified a material weakness in our internal control over financial reporting as of December 31, 2023, 2022, and 2021, and may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our consolidated financial statements. If we fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.
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
On December 31, 2021, it was determined that our primary user access controls (i.e. provisioning, de-provisioning, and quarterly user access review) to ensure appropriate segregation of duties that would adequately restrict user and privileged access to the financially relevant systems and data to appropriate Company personnel were not operating effectively. These user access control deficiencies resulted in a lack of segregation of duties with respect to certain user roles. Automated process-level controls and manual controls that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective as a result of such deficiency. During the fourth quarter of 2023, we completed our testing of the operating effectiveness of the implemented controls and found them to be effective. As a result, we have concluded the material weakness identified as of December 31, 2021 has been remediated as of December, 31 2023.
It was determined that as of December 31, 2023, our primary change management controls for direct database changes were not designed and implemented effectively for specific localities. Other Information Technology General Controls, automated process-level controls, and manual controls that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective as a result of such deficiency. We have made significant progress remediating change management controls as of December 31, 2023. We improved policies and procedures and designed and documented more effective change management monitoring controls, through the use of systematic audit logging, that addresses the relevant risks in order to remediate the identified material weakness. The material weakness persists and will not be considered remediated until the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that the control objective is achieved, and the controls are operating effectively. We expect that the remediation of this material weakness will be completed during 2024.
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
Provisions in our amended and restated memorandum and articles of association may discourage, delay or prevent a merger, acquisition or other change in control of us that shareholders may consider favorable, including transactions in which shareholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for our common shares, thereby depressing the market price of our common shares. In addition, these provisions may frustrate or prevent any attempts by our shareholders to replace or remove our current management by making it more difficult for shareholders to replace members of our Board of Directors. Because our Board of Directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our shareholders to replace current members of our management team. Among others, these provisions include the following:
•while we are commencing a phased-in process to declassify our Board of Directors, our Board of Directors is divided into three classes with staggered three-year terms and will not be fully declassified until our 2026 annual meeting of shareholders, which may delay or prevent a change of our management or a change in control;
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
The Audit Committee oversees the cybersecurity program and receives reports from management regarding the Company's cybersecurity policies and procedures on an annual basis. The Audit Committee also receives reports from management on any cybersecurity incidents that may occur.
As part of our cybersecurity program, our IT management reports to the Company's Chief Operating Officer and Chief Executive Officer and is responsible for assessing and managing cybersecurity risks and developing and implementing our cybersecurity program. Our current Head of Global IT has more than 15 years of experience in technology and process improvements, which includes the execution of digital business strategies within highly regulated industries. Our IT management has obtained relevant experience in various sectors such as technology firms, financial institutions, and consulting firms and have actively engaged in continuous learning and professional development initiatives to stay updated on evolving cybersecurity threats and trends. This includes participating in industry conferences, workshops, training programs, and becoming members of professional cybersecurity organizations.
Our cybersecurity program is designed to identify, assess, and mitigate risks from cybersecurity threats, and includes the following elements:
•a risk assessment process to identify and assess cybersecurity risks;
•a risk mitigation strategy to address cybersecurity risks;
•an incident response plan to identify, respond to, mitigate and remediate cybersecurity incidents;
•an awareness and training program to educate employees about cybersecurity risks;
•a procedure to procure information technology services, including cloud computing and data storage, from third-party providers with sufficient cybersecurity provisions, and to monitor their cybersecurity process on an ongoing basis; and
•periodic testing and evaluation by external parties we engage to assess the effectiveness of the cybersecurity intrusion protections and make recommendations to improve the security of our information systems.
As a result, we have implemented a multi-layered cybersecurity program that includes measures to protect our information systems, including firewalls, network access controls, intrusion detection systems, phishing campaigns, security awareness training and monitoring, network operation center, security operation center, and data encryption, and to monitor our information systems to detect potential cybersecurity incidents, including through the use of automated detection software. Through these processes and the other processes described above, including our incident response plan, our management is informed about cybersecurity threats and incidents affecting us.
Our company has implemented robust processes to assess, identify, and manage material cybersecurity risks effectively. These processes are an integral component of our overall risk management system, ensuring that cybersecurity concerns are comprehensively addressed within our broader risk management framework. Risk assessment, identification, and management processes are seamlessly integrated into our overall risk management system. The processes for assessing, identifying, and managing cybersecurity risks are aligned with our strategic objectives and business goals. We foster cross-functional collaboration and communication to facilitate the integration of cybersecurity risk management into various business functions and processes.
We also review our cybersecurity practices, their effectiveness, and the cybersecurity practices of the third-parties we rely on, on an ongoing basis and make changes as necessary to address new risks. However, we cannot guarantee that our efforts will be successful in preventing all cybersecurity incidents.
We are not aware of any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. We can give no assurance that we have detected or protected against all cybersecurity threats or incidents. We are subject to a variety of cybersecurity risks, which could have a material adverse effect on our business, financial condition, and results of operations. See the “Risks Related to

Intellectual Property and Data Security” section of Item 1A. Risk Factors for additional discussion on risks affecting our information systems.

ITEM 2. PROPERTIES
Our principal executive offices are located in Alajuela, Costa Rica, where we occupy approximately 36,000 square feet of office, laboratory and manufacturing space. I
We are in the process of expanding our manufacturing facilities and corporate offices in the Coyol Free Zone in Costa Rica. Construction began in 2021 and we exercised the option to purchase the land and cold shell building in 2022. The project includes approximately 170,000 square feet of facility space. In July 2023, we announced the grand opening of the first phase of the Sulàyöm Innovation Campus. We currently expect to commence manufacturing from the new facility in fiscal 2024.
We also have office or warehouse space in Wommelgem, Belgium; Sao Paulo and Rio de Janeiro, Brazil; Stockholm, Sweden; Barcelona, Spain; Rome, Italy; Addison, Texas, USA; Santa Barbara, CA, USA; London, England; Haar, Germany, Cavaillon, France and Buenos Aires, Argentina pursuant to a variety of leases that expire in 2024 through 2029.
ITEM 3. LEGAL PROCEEDINGS
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
Holders
There were 31 shareholders of record of our common shares as of March 1, 2024. Certain shares are held in “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
Sales of Unregistered Securities
None.
Dividends
We have not paid any cash dividends on our common shares since inception and do not anticipate paying cash dividends in the foreseeable future.
Purchases of Equity Securities by the Issuer or Affiliated Purchasers
There were no repurchases of shares of common shares made during the three months ended December 31, 2023.
Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on our common stock from December 31, 2018 through 2023, with the cumulative total return of (a) the NASDAQ Health Care Index and (b) the NASDAQ Composite Index, over the same period. This graph assumes an investment of $100 on December 31, 2018 in each of our common stock, the NASDAQ Health Care Index and the NASDAQ Composite Index and assumes the reinvestment of dividends, if any.

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
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
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
Overview
Our line of silicone gel-filled breast implants, branded as Motiva Implants, is the centerpiece of our medical technology platform. Our post-market surveillance data (which was not generated in connection with a United States Food and Drug Administration, or FDA, pre-market approval, or PMA, study collected at defined follow-ups, but was patient or practitioner reported) and published third-party registries and data indicate that Motiva Implants have low rates of adverse events (including rupture, capsular contracture, and safety related reoperations) that we believe compare favorably with those of our competitors. We believe the proprietary technologies that differentiate our Motiva Implants enable improved safety and aesthetic outcomes and drive our revenue growth. We have developed other complementary products and services, which are aimed at further enhancing patient outcomes.
We have devoted a majority of our resources since inception to developing our Motiva Implants, which we began selling in October 2010. We have incurred net losses in each year since inception, and we have financed our operations primarily through equity financings and debt financings.
Financial Highlights
Our revenue for the years ended December 31, 2023 and 2022 was $165.2 million and $161.7 million, respectively, an increase of $3.5 million, or 2.2%. Net losses were $78.5 million for the year ended December 31, 2023 as compared to $75.2 million for the year ended December 31, 2022. As of December 31, 2023, we had an accumulated deficit of $360.1 million.
Our cash balance as of December 31, 2023 was $40.0 million.
Recent Developments
In January 2024, we announced the commercial launch of Motiva Implants in China and the completion of the first procedure with the Motiva Flora SmoothSilk Tissue Expander in the United States.
We also entered into a securities purchase agreement, pursuant to which we sold an aggregate of two million common shares and pre-funded warrants for gross proceeds of approximately $50 million. See Note 15 “Subsequent Events” for additional information.
We are in the process of expanding our manufacturing facilities and corporate offices in the Coyol Free Zone, or CFZ, in Costa Rica. Construction of the cold shell structure of the Sulàyöm Innovation Campus was initially funded by the Coyol Free Zone in 2021 until we exercised our option to purchase the title of the land and cold shell building for approximately $12.6 million in 2022. In July 2023, we announced the grand opening of the first phase of the Sulàyöm Innovation Campus, which includes approximately 100,000 square feet of facility space intended to increase our manufacturing capacity by approximately 730,000 units per year. We estimate a total of $51.7 million in costs for this initial phase of our expansion project, of which the majority has been incurred to date. Additional phases of the project may be executed, at our option, to further expand manufacturing capacity at the new facility. We expect to commence manufacturing from the new facility in 2024. See Note 3 “Balance Sheet Accounts” for additional information.
In November 2023, we received National Medical Products Administration, or NMPA, approval in China for Motiva Implants, 510(k) clearance from the FDA for the Motiva Flora SmoothSilk Tissue Expander in the United States, and CE mark approval under the European Medical Device Regulation for the Motiva Injector, the Motiva Inflatable Balloon and the Motiva Channel Dissector.
In addition, in October 2023, we completed and announced the results of the two-year 100-patient clinical study for Mia Femtech, our patented technologies that can increase breast shape by 1 to 2 cups in a 15-minute procedure without the need for general anesthesia. The single-center, Institutional Review Board approved study began in December 2020 and involved participation of fifteen board-certified plastic surgeons from Costa Rica, Sweden, England, Brazil, Austria, Italy, Belgium, and the United States. We have launched Mia Femtech globally through partnerships with clinics in Japan, Spain, Switzerland, Sweden, Germany, France, Costa Rica, Turkey and the Middle East. In October 2023, we also launched, in select geographies, Zen - the newest generation of our passive RFID technology that is now non-ferromagnetic. Zen is available with Motiva Ergonomix2 Round implants in the Joy program.
In April 2023, we issued 1,165,000 common shares in an underwritten public offering for net proceeds of approximately $84.6 million.
In February 2023, we submitted the final module of our clinical trial for Motiva Implants in the United States to the FDA. We received FDA approval to start our clinical trial in 2018. By August 2019, we had completed all surgeries in the aesthetic cohorts and implemented a bifurcated regulatory strategy for data submission. In April 2022, we released preliminary results for the primary augmentation cohort and, by June 2022, we completed enrollment and surgeries for the primary reconstruction cohort. By September 2022, we had completed the three-year follow-up for the aesthetic cohort.
In January 2023, we announced a partnership with Seishin Plastic and Aesthetic Surgery Clinic in Japan for Mia Femtech. Previously, we obtained regulatory approval from the Pharmaceuticals and Medical Devices Agency, as well as reimbursement for post-mastectomy reconstruction under the Japanese National Health System, for Motiva Implants and the Motiva Flora tissue expander in November 2022.
In April 2022, we entered into a credit agreement, or the Credit Agreement, for term loans to the Company in an aggregate principal amount of up to $225 million, with Oaktree Fund Administration, LLC, as administrative agent. The first and second tranche were advanced in the amount of $150 million and $25 million in April and December 2022, respectively. A portion of the proceeds from the first tranche was used to repay in full and terminate the $65 million in aggregate principal amount outstanding under the Company’s previous credit agreement with Madryn Health Partners, LP, or the Madryn Credit Agreement, and the $6.5 million early repayment penalty. In February 2024, we amended the Credit Agreement, modifying the access conditions, commitment termination dates and interest rates for the two remaining available tranches. See Note 5 “Debt” and Note 15 “Subsequent Events” for additional information.
We are focused on investing in manufacturing capacity, marketing, customer service, and sales force in multiple geographies to promote the use of our Motiva Implants. This expansion may result in short-term losses as we grow our organization and invest in research, clinical trials, and other commercialization efforts.
Components of Results of Operations
Revenue
We commenced sales of our Motiva Implants in October 2010 and these products have historically accounted for the majority of our revenues. Sales of our Motiva breast implants accounted for over 95% of our revenues for the year ended December 31, 2023, and we expect our revenues to continue to be driven primarily by sales of these products. We primarily derive revenue from sales of our Motiva Implants to two types of customers: (1) medical distributors and (2) direct sales to physicians, hospitals, and clinics.
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
We expect our R&D expenses to remain elevated for the foreseeable future as we continue to advance our products under development, as well as initiate and prepare for additional clinical studies. We received an approval of an IDE from the FDA in March 2018 to initiate a clinical trial and enrolled the first patient in April 2018. In August 2019, we completed all patient surgeries for the IDE aesthetic cohorts, which include primary augmentation and revision augmentation, and have now completed the three-year study subject follow-up for the aesthetic cohort. In June 2022, full enrollment of the IDE clinical trial was complete, and all surgeries in the primary reconstruction cohort were performed. As of September 30, 2022, we also completed the three-year study subject follow-up for the aesthetic cohort. In the fourth quarter of 2021, we initiated a modular PMA submission process with the FDA and submitted the first of four modules. The second, third and fourth modules were submitted to the FDA in May 2022, August 2022 and February 2023, respectively. The IDE clinical trial is expected to cost between $30.0 million and $40.0 million over ten years. As of December 31, 2023, around $30 million has been spent on the trial. We also have other products under development for which we may be required to conduct clinical trials in future periods in order to receive regulatory approval to market these products.
Interest Expense
Interest expense consists primarily of cash and non-cash interest related to outstanding debt and amortization of debt discounts. As of December 31, 2023, we had $192.6 million in outstanding principal under our term loan, including interest accrued into the principal balance. See Note 5 “Debt” for additional information.
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
Income Tax Expense
Income tax expense consists primarily of income taxes in foreign jurisdictions in which we conduct business. Due to our history of losses, with the exception of Belgium and JAMM Technologies, Inc., we maintain a full valuation allowance for deferred tax assets including net operating loss carry-forwards, R&D tax credits and other book versus tax differences.
Business Update Regarding Macroeconomic Conditions
•2023 Results: The first and second quarters of 2023 resulted in record quarterly revenue, primarily due to share gains in global markets, especially in our EMEA and in Asia-Pacific regions, and the launch of new products and technologies. The second half of 2023 showed a slowing in revenue growth, primarily in distributor markets, in our Asia-Pacific and, to a lesser degree, in Latin American regions, compared to the first half of 2023. We believe the slower growth is a result of an overall slowdown in demand for aesthetic procedures, primarily as a result of general uncertainty about macroeconomic and geopolitical conditions and seasonality. The overall increase in revenue year-to-date as compared to 2022 was driven by an increase in demand during the first half of the year, and our efforts to expand direct sales in multiple geographies.
•Outlook: Demand for our products is dependent on the relative strength of the global and regional medical device markets, which are sensitive to general macroeconomic conditions. The current global macroeconomic environment remains complex, with elevated inflation and interest rates contributing to fear of potential recessionary conditions thus driving limitations on available discretionary spending in the markets we operate. These macroeconomic challenges, combined with geopolitical upheaval, have led to ongoing volatility within global markets. This negatively impacted demand for our products during the second half of 2023 and we expect for this to continue in 2024.
In response to the decrease in demand, we continue downsizing our global workforce, reducing operational expenditures, and effectively managing inventory levels. Our focus will be on investing in our primary growth initiatives, which include the launch of our product in the U.S., development of the Chinese market and promoting Mia Femtech.
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
Consolidated Results of Operations
The following table sets forth our results of operations for the years presented, in dollars:

	2023	2022
	(in thousands)
Revenue	$165,151	$161,700
Cost of revenue	58,174	55,105
Gross profit	106,977	106,595
Operating expenses:
Sales, general and administrative	145,575	125,984
Research and development	26,428	20,269
Total operating expenses	172,003	146,253
Loss from operations	(65,026)	(39,658)
Interest expense	(15,393)	(11,760)
Change in fair value of derivative instruments	—	703
Loss on extinguishment of debt	—	(19,019)
Other income (expense), net	1,836	(3,090)
Loss before income taxes	(78,583)	(72,824)
Provision for income taxes	81	(2,385)
Net loss	$(78,502)	$(75,209)

Comparison of the Year Ended December 31, 2023 and 2022

	2023	2022
	(in thousands)
Revenue	$165,151	$161,700
Cost of revenue	58,174	55,105
Gross profit	$106,977	$106,595
Gross margin	64.8%	65.9%

Revenue
Revenue increased $3.5 million, or 2.2%, to $165.2 million for the year ended December 31, 2023, as compared to $161.7 million for the year ended December 31, 2022. The increase was primarily due to share gains in global markets and the launch of new products and technologies. The first half of 2023 resulted in record quarterly revenue, primarily due to strong demand in our EMEA and in Asia-Pacific regions. The third and fourth quarters of 2023 showed a slowing in revenue growth, primarily in distributor markets in our Asia-Pacific and, to a lesser degree, in Latin American regions, compared to the first half of 2023. We believe the slower growth is a result of an overall slowdown in demand for aesthetic procedures primarily as a result of general uncertainty about macroeconomic and geopolitical conditions and seasonality.
Cost of Revenue and Gross Margin
Cost of revenue increased $3.1 million, or 5.6%, to $58.2 million for the year ended December 31, 2023, compared to $55.1 million for the year ended December 31, 2022. The increase in cost of revenue is in line with the increase in revenue except as described below.
Gross margin decreased to 64.8% for the year ended December 31, 2023, compared to 65.9% for the year ended December 31, 2022, due to an increase in the reserve for inventory obsolescence and higher manufacturing costs, primarily driven by a higher cost of labor and overhead, due, in part, to the revaluation of the Costa Rica colón, partially offset by the positive impact of new product initiatives.
Operating Expenses

	2023	2022
	(in thousands)
Operating expenses:
Sales, general and administrative	$145,575	$125,984
Research and development	26,428	20,269
Total operating expenses	$172,003	$146,253

Sales, General and Administrative Expense
SG&A expense increased $19.6 million, or 15.6%, to $145.6 million for the year ended December 31, 2023, compared to $126.0 million for the year ended December 31, 2022. The increase was primarily due to a $8.2 million increase in sales and marketing expenses, a $4.3 million increase in personnel and related costs due to increased headcount during the first three quarters of the year, a $3.0 million increase in freight associated with higher revenues, a $2.1 million increase in costs in facilities from our expanding operations, a $2.0 million increase in software implementation costs, a $0.9 million increase in consulting fees in part due to added costs for compliance with Section 404(b) of the Sarbanes-Oxley Act and a $0.3 million increase in depreciation and amortization costs, partially offset by a $1.8 million decrease in sales commissions. In the fourth quarter of 2023, we implemented measures targeting a decrease in operating expenses, including headcount reduction to lower global personnel costs.

Research and Development Expense
R&D expense increased $6.1 million, or 30.0%, to $26.4 million for the year ended December 31, 2023, compared to $20.3 million for the year ended December 31, 2022. The increase in R&D expense was primarily due to a $6.9 million increase in personnel cost, partially offset by a $0.6 million decrease in regulatory affairs costs and a $0.1 million decrease in expenditures related to our IDE clinical trial in the United States.
Interest Expense
Interest expense increased $3.6 million, or 30.5%, to $15.4 million for the year ended December 31, 2023, as compared to $11.8 million for the year ended December 31, 2022. The increase was primarily due to the new Credit Agreement entered into in April 2022 and the second tranche advanced pursuant to the Credit Agreement in December 2022.
Change in Fair Value of Derivative Instruments
Change in fair value of derivative instruments for the year ended December 31, 2022 resulted in a gain of $0.7 million due to changes in the fair value of Madryn derivatives embedded in the Madryn Credit Agreement we entered into in August 2017. The loan was repaid in June 2022.
Provision for Income Taxes
Provision for income taxes decreased $2.5 million to a benefit of $0.1 million for the year ended December 31, 2023, compared to a provision of $2.4 million for the year ended December 31, 2022. The change in income tax provision is mainly due to the release of a valuation allowance on deferred tax assets in Brazil. This was based on positive evidence that these assets will be realized in the near future.
Other Income (Expense), Net
Other income (expense), net, increased $4.0 million to a gain of $0.8 million for the year ended December 31, 2023, compared to a loss of $3.2 million for the year ended December 31, 2022. The increase was primarily due to the foreign currency fluctuations of the Brazilian real and the euro as compared to the U.S. dollar, resulting in a foreign currency transaction gain of $1.8 million, for the year ended December 31, 2023, compared to a loss of $3.0 million for the year ended December 31, 2022.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $19.0 million for the year ended December 31, 2022 due to the extinguishment of the Madryn Credit Agreement. The $19.0 million loss on the extinguishment of debt represents the difference between the carrying value of the debt under the Madryn Credit Agreement and the cash outflows to extinguish the debt, including $6.5 million of the early repayment penalty. There was no extinguishment of debt in 2023.
Comparison of the Year Ended December 31, 2022 and 2021
The discussion related to our results of operations and changes in financial condition for 2022 compared to 2021 is incorporated by reference to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 1, 2023.
Liquidity and Capital Resources
As of December 31, 2023, we had an accumulated deficit of $360.1 million. Since our inception, we have generated losses and expect to continue to generate losses in the near term. We have financed our operations through a combination of equity financings and debt financings, and from cash generated from operations, primarily from the collection of accounts receivable resulting from sales. Our historical cash outflows have primarily been associated with cash used for operating activities such as expansion of our sales and marketing and distributor infrastructure, investing in inventory, R&D activities, asset acquisitions, capital improvements, including our new manufacturing facility and other working capital needs. As of December 31, 2023 and 2022, we had cash of $40.0 million and $66.4 million, respectively.
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
On January 9, 2024, we entered into a securities purchase agreement with select institutional accredited investors to sell, at price of $25.00 per share, 1,101,565 common shares and pre-funded warrants for purchase of 898,435 common shares. The pre-funded warrants may be exercisable immediately at a price of $0.001 per share. The aggregate gross proceeds from the offering, before deducting offering expenses, were approximately $50.0 million.
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
We may need to raise additional capital to execute our business plan. In April 2023, we filed an automatic shelf registration statement, or Shelf Registration Statement, with the SEC that expires in April 2026, which will allow us to offer and sell our common shares, warrants, rights and units. We may use the Shelf Registration Statement or other capital sources, including other offerings of equity or debt securities or the credit markets, to satisfy future financing needs. If we are unable to raise additional capital when desired, or on terms acceptable to us, our business, results of operations, and financial condition would be adversely affected.

Cash Flows
The discussion related to our cash flows for 2022 is incorporated by reference to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 1, 2023.
The following table sets forth the primary sources and uses of cash for each of the years presented below:

	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$(88,513)	$(52,166)
Investing activities	(24,547)	(34,791)
Financing activities	86,227	100,255
Effect of exchange rate changes on cash	513	(358)
Net (decrease) increase in cash	$(26,320)	$12,940

Net Cash Used in Operating Activities
Net cash used in operating activities of $88.5 million for the year ended December 31, 2023 was primarily comprised of a net loss of $78.5 million, changes in operating assets and liabilities of $34.1 million, $4.2 million of unrealized foreign currency gain and $3.6 million of interest capitalized for construction in progress, partially offset by $14.4 million of share-based compensation expense, $13.3 million of non-cash interest expense due to accretion of debt discounts, $4.2 million of non-cash depreciation and amortization expense, a $1.4 million change in provision for inventory obsolescence, a $1.2 million change in allowance for doubtful accounts and $0.7 million of non-cash amortization expense of right-to-use assets.
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
Net Cash Used in Investing Activities
Net cash used in investing activities of $24.5 million for the year ended December 31, 2023 primarily consisted of $15.3 million of cash paid for capital expenditures on construction in progress related to our new manufacturing facility in the Coyol Free Zone in Costa Rica, $7.9 million in purchases of property and equipment related to the new manufacturing facility and $1.3 million in purchases of intangibles.
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
Net Cash Provided by Financing Activities
Net cash provided by financing activities of $86.2 million for the year ended December 31, 2023 primarily consisted of $84.5 million of proceeds received for the issuance of common shares, net of underwriters’ discount and issuance costs, from our public offering in April 2023 and $2.2 million in proceeds received for stock option exercises, partially offset by $0.5 million paid to satisfy tax withholding obligations upon the vesting of restricted stock.
Net cash provided by financing activities of $100.3 million for the year ended December 31, 2022 primarily consisted of $168.1 million of borrowings under the new Credit Agreement, net of discount and issuance costs, and $3.9 million in proceeds received for stock option exercises, partially offset by $71.7 million used to repay borrowings under the Madryn Credit Agreement.
Material Cash Requirements
The following table provides a summary of our material cash requirements from known contractual and other obligations, including commitments for capital expenditures, as of December 31, 2023:

	2024	2025	2026	2027	2028	Thereafter	Total
	(in thousands)
Debt obligations - principal (1)	$—	$—	$—	$196,399	$—	$—	$196,399
Debt obligations - Interest payments (1)	14,142	17,921	17,921	5,696	—	—	55,680
Future minimum lease payments (2)	998	912	833	724	506	295	4,268
License and software commitments (3)	2,363	1,999	1,501	1,031	601	—	7,495
Short-term borrowing (4)	1,100	—	—	—	—	—	1,100
	$18,603	$20,832	$20,255	$203,850	$1,107	$295	$264,942

(1) Contractual obligations related to the Credit Agreement. The interest payments were projected as of December 31, 2023 assuming we will choose to PIK interest into principal though April 2024. See below under “Indebtedness” and Note 5 “Debt” for additional details.

(2) Contractual obligations related to the minimum lease payments and interest on our operating leases. See Note 6 “Leases” for additional details.
(3) Contractual obligations related to our current contracts for software solutions and support.
(4) Contractual obligations related to a short-term loan for our business insurance premiums.
In August 2021, we entered into a contract with the Zona Franca Coyol, S.A., or CFZ, to begin construction of a new manufacturing facility in Costa Rica. In 2022, we exercised our option to purchase the title of the land and cold shell building for approximately $12.6 million. We also have the option to buy an adjacent lot of land for approximately $2.8 million and engage CFZ to construct an additional manufacturing facility. In July 2023, we announced the grand opening of the first phase of the Sulàyöm Innovation Campus. We currently expect to commence manufacturing from the new facility in fiscal 2024.
In September 2023, the Company signed a lease for an office space in Irving, Texas that commenced on January 1, 2024 upon completion of tenant improvements. No right-of-use assets or lease liabilities have been recorded as of December 31, 2023. See Note 6.
Indebtedness
On April 26, 2022, or the Closing Date, we entered into the new Credit Agreement, pursuant to which the lenders agreed to make term loans to the Company in an aggregate principal amount of up to $225 million, which we collectively refer to as the Term Loans, with the first tranche of $150 million advanced on the Closing Date. Part of the first tranche was used to repay the outstanding principal and interest under the Madryn Credit Agreement in full, including the early repayment penalty of $6.5 million. In December 2022, $25 million was advanced under the second tranche. The Term Loans will mature on the 5-year anniversary of the Closing Date and accrue interest at a rate equal to 9% per annum. As of December 31, 2023, $192.6 million was outstanding under the Credit Agreement representing the initial principal of $150 million for the Tranche A Term Loan and $25 million for the Tranche B Term Loan and $17.6 million of interest accrued into the principal balance. In February 2024, we amended the Credit Agreement where funding milestones, commitment termination dates and interest rates for the two remaining available tranches were modified. See Note 5 and Note 15.
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
The Company recognizes revenue when title to the product and risk of loss transfer to customers, provided there are no remaining performance obligations required of the Company or any written matters requiring customer acceptance. The Company allows for the return of product from direct customers in certain regions in limited instances within fifteen days after the original sale and records estimated sales returns as a reduction of sales in the same period revenue is recognized. Appropriate reserves are established for anticipated sales returns based on historical experience, recent gross sales and any notification of pending returns. Actual sales returns in any future period are inherently uncertain and thus may differ from the estimates. If actual sales returns differ significantly from the estimates, an adjustment to revenue in the current or subsequent period is recorded. As of December 31, 2023 an allowance of $0.3 million was recorded for product returns. As of December 31, 2022, the allowance for product returns was de minimis.
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
Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. There were no impairment charges, or changes in estimated useful lives recorded during the years ended December 31, 2023 and 2022.
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
There were no material uncertain tax positions as of December 31, 2023 and 2022.
Foreign Currency
The financial statements of the Company’s foreign subsidiaries whose functional currencies are the local currencies are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, stockholders’ equity at the historical rates of exchange, and income and expense amounts at the average exchange rate for the period. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in “Accumulated other comprehensive income” as equity in the consolidated balance sheet. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses resulting from foreign currency transactions are included within “Other income (expense), net” in the consolidated statement of operations. For the year ended December 31, 2023, foreign currency transaction gain amounted to $1.8 million as compared to a foreign currency transaction loss of $3.0 million for the year ended December 31, 2022.

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
See Note 9 “Share-Based Compensation” for additional information.
Recent Accounting Pronouncements
Please refer to Note 2 “Summary of Significant Accounting Policies” in the notes to the consolidated financial statements included in this Form 10-K for information on recent accounting pronouncements and the expected impact on our unaudited consolidated financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We had cash of $40.0 million and $66.4 million as of December 31, 2023 and 2022, respectively. We manage our cash portfolio for operating and working capital purposes. Our cash balances are held in bank checking accounts, and we believe that we do not have any material exposure to changes in the fair value of our cash portfolio as a result of changes in interest rates.
Foreign Currency Exchange Risk
To date, the majority of our revenue has been denominated in U.S. dollars, Brazilian reals and euros. Some of our operating expenses are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro and Brazilian real. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations. For the year ended December 31, 2023, foreign currency transaction gain amounted to $1.8 million primarily related to the remeasurement of transactions denominated in the U.S. dollar into the Brazilian real and the euro as part of the financial reporting consolidation process under GAAP. We have not engaged in any foreign currency hedging activities. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in foreign currency exchange rates. During the year ended December 31, 2023, the effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts as of December 31, 2023 would have had an impact of approximately 1.9% on revenues and would have impacted our net loss by a commensurate amount.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2023, the end of the period covered by this Annual Report on Form 10-K, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report at the reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 using the criteria established in “Internal Control—Integrated Framework” (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on that assessment and due to the material weakness described below, our management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2023.
Material Weaknesses in Internal Control and Plan for Remediation
It was determined that as of December 31, 2023, our primary change management controls for direct database changes were not designed and implemented effectively for specific localities. Other Information Technology General Controls, automated process-level controls, and manual controls that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective as a result of such deficiency. We have made significant progress remediating change management controls as of December 31, 2023. We improved policies and procedures and designed and documented more effective change management monitoring controls, through the use of systematic audit logging, that addresses the relevant risks in order to remediate the identified material weakness. The material weakness persists and will not be considered remediated until the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that the control objective is achieved, and the controls are operating effectively. We expect that the remediation of this material weakness will be completed during 2024.
Remediation of Previously Reported Material Weakness in Internal Control over Financial Reporting
On December 31, 2021, it was determined that our primary user access controls (i.e. provisioning, de-provisioning, and quarterly user access review) to ensure appropriate segregation of duties that would adequately restrict user and privileged access to the financially relevant systems and data to appropriate Company personnel were not operating effectively. These user access control deficiencies resulted in a lack of segregation of duties with respect to certain user roles. Automated process-level controls and manual controls that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective as a result of such deficiency. We implemented a number of measures to address the material weakness identified as of December 31, 2021. We improved policies and procedures and designed and documented more effective controls that addressed the relevant risks in order to remediate the previously identified material weakness in addition to engaging both internal and external resources to review and remediate the deficient controls around sensitive access and segregation of duties, including identifying any specific areas within our information technology systems that require additional resources. During the fourth quarter of 2023, we completed our testing of the operating effectiveness of the implemented controls and found them to be effective. As a result we have concluded the material weakness identified as of December 31, 2021 has been remediated as of December, 31 2023.

Changes in Internal Control over Financial Reporting
Other than with respect to the remediation effort discussed above, there was no change in our internal control over financial reporting that occurred during the three months ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Attestation Report of the Independent Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Marcum LLP, an independent registered public accounting firm, as stated in their report which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders and Board of Directors of
Establishment Labs Holdings Inc.

Adverse Opinion on Internal Control over Financial Reporting

We have audited Establishment Labs Holdings Inc.’s (the "Company") internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

It was determined that as of December 31, 2023, the Company's primary change management controls for direct database changes were not designed and implemented effectively for specific localities. Other Information Technology General Controls, automated process-level controls, and manual controls that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective as a result of such deficiency.

This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the fiscal 2023 consolidated financial statements, and this report does not affect our report dated March 4, 2024 on those financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2023 and the related consolidated statements of operations, comprehensive loss, shareholders’ (deficit) equity, and cash flows for the three years ended December 31, 2023 of the Company and our report dated March 4, 2024 expressed an unqualified opinion on those financial statements.

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
/s/ Marcum LLP

Marcum LLP
Los Angeles, California
March 4, 2024

ITEM 9B. OTHER INFORMATION
Insider Trading Arrangements
During the three months ended December 31, 2023, no director or Section 16 officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense condition of Rule 10b5-1(c) of the Exchange Act or any "non-Rule 10b5-1 trading arrangement" (as defined in the Exchange Act).
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
The remaining information required by this Item is incorporated by reference from the information in our Proxy Statement for our 2024 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference from the information in our Proxy Statement for our 2024 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference from the information in our Proxy Statement for our 2024 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference from the information in our Proxy Statement for our 2024 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated by reference from the information in our Proxy Statement for our 2024 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
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
3. Index to Exhibits.

Exhibit Number	Description of Exhibit	Incorporation by Reference
3.1	Memorandum and Articles of Association of the Registrant	Incorporated by reference from Registrant’s Current Report on Form 8-K filed May 31, 2023
4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Incorporated by reference from Registrant’s Annual Report on Form 10-K filed March 16, 2019.
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	Incorporated by reference from Registrant’s Current Report on Form 8-K filed December 10, 2021.
10.2+	2015 Equity Incentive Plan, as adopted December 10, 2015, and the forms of equity agreements thereunder.	Incorporated by reference from Registrant’s Form S-1 filed June 21, 2018.
10.3+	2018 Equity Incentive Plan and the forms of equity agreements thereunder.	Incorporated by reference from Registrant’s Form S-1/A filed July 9, 2018.
10.4+	2018 Employee Share Purchase Plan.	Incorporated by reference from Registrant’s Form S-1/A filed July 9, 2018.
10.5‡	Master Supply Agreement, effective as of May 13, 2022, by and between Establishment Labs S. A. and NuSil Technology LLC	Incorporated by reference from Registrant’s Current Report on Form 8-K filed June 6, 2022.
10.6	Design, Architecture & Engineering, and Build-Out Construction Management Agreement by and between ELSA and Zona Franca Coyol, S.A., dated February 11, 2016.	Incorporated by reference from Registrant’s Form S-1/A filed July 13, 2018.
10.7	Lease Agreement by and between Establishment Labs, S.A. and Zona Franca Coyol, S.A., dated November 1, 2009, as amended on October 22, 2010, September 24, 2012 and August 7, 2015.	Incorporated by reference from Registrant’s Form S-1/A filed July 13, 2018.
10.8+	Employment Agreement between the Registrant and Juan José Chacón-Quirós dated effective as of December 26, 2018.	Incorporated by reference from Registrant’s Current Report on Form 8-K filed December 28, 2018.
10.9	Deed by and between Establishment Labs, S.A. and Zona Franca El Coyol, S.A., dated as of June 25, 2019.	Incorporated by reference from Registrant’s Current Report on Form 8-K filed June 26, 2019.
10.10
Credit Agreement and Guaranty, dated as of April 26, 2022, by and among Establishment Labs Holdings Inc., its subsidiaries party thereto as guarantors, the lenders from time to time party thereto, and Oaktree Fund Administration, LLC, as administrative agent for the lenders.
Incorporated by reference from Registrant’s Current Report on Form 8-K filed April 28, 2022
10.11
First Amendment to Credit Agreement, dated as of January 12, 2023, by and among Establishment Labs Holdings Inc., its subsidiaries party thereto as guarantors, the lenders from time to time party thereto, and Oaktree Fund Administration, LLC, as administrative agent for the lenders.
Filed herewith.
10.12
Second Amendment to Credit Agreement, dated as of February 21, 2024, by and among Establishment Labs Holdings Inc., its subsidiaries party thereto as guarantors, the lenders from time to time party thereto, and Oaktree Fund Administration, LLC, as administrative agent for the lenders.
Incorporated by reference from Registrant’s Current Report on Form 8-K filed February 22, 2024
10.13
U.S. Security Agreement, dated as of April 26, 2022, by Establishment Labs Holdings Inc, each other grantor from time to time party thereto, and Oaktree Fund Administration, LLC, as administrative agent for the lenders.
Incorporated by reference from Registrant’s Current Report on Form 8-K filed April 28, 2022
10.14+	Form of Share Option Agreement (US) under the 2018 Equity Incentive Plan	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022.

Exhibit Number	Description of Exhibit	Incorporation by Reference
10.15+	Form of Share Option Agreement (International) under the 2018 Equity Incentive Plan	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022.
10.16+	Form of Restricted Share Unit Award Agreement (US) under the 2018 Equity Incentive Plan	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022.
10.17+	Form of Restricted Share Unit Award Agreement (International) under the 2018 Equity Incentive Plan	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022.
10.18+	Employment Agreement by and between Registrant and Samuel Ross Mansbach, dated August 22, 2022	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022.
21.1	List of Subsidiaries of the Registrant.	Filed herewith.
23.1	Consent of Marcum LLP, Independent Registered Public Accounting Firm.	Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
97.1	Policy Regarding the Recoupment of Certain Compensation Payments	Filed herewith.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

‘+ Indicates management contract or compensatory plan or arrangement.
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

ITEM 16. FORM 10-K SUMMARY
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Establishment Labs Holdings Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Establishment Labs Holdings Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, shareholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2023, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated March 4, 2024, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence of a material weakness.
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

Los Angeles, California
March 4, 2024

ESTABLISHMENT LABS HOLDINGS INC.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$40,035	$66,355
Accounts receivable, net of allowance for doubtful accounts of $1,841 and $741 at December 31, 2023 and 2022, respectively	46,918	35,423
Inventory, net	79,471	36,583
Prepaid expenses and other current assets	8,477	11,543
Total current assets	174,901	149,904
Long-term assets:
Property and equipment, net of accumulated depreciation	77,205	51,092
Goodwill	465	465
Intangible assets, net of accumulated amortization	7,987	4,608
Right-of-use operating lease assets, net	3,381	3,702
Other non-current assets	4,702	1,290
Total assets	$268,641	$211,061
Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$41,624	$20,034
Accrued liabilities	13,690	17,237
Other liabilities, short-term	1,836	1,688
Total current liabilities	57,150	38,959
Long-term liabilities:
Note payable, Oaktree, net of debt discount and issuance costs	188,739	175,461
Operating lease liabilities, non-current	2,712	3,200
Other liabilities, long-term	1,645	1,626
Total liabilities	250,246	219,246
Commitments and contingencies (Note 14)
Shareholders’ equity (deficit):
Common shares – zero par value, unlimited amount of shares authorized at December 31, 2023 and 2022; 26,495,250 and 24,815,908 shares issued at December 31, 2023 and 2022, respectively; 26,087,180 and 24,407,838 shares outstanding at December 31, 2023 and 2022, respectively	315,634	223,637
Additional paid-in-capital	63,748	49,911
Treasury shares, at cost, 408,070 shares held at December 31, 2023 and 2022	(2,854)	(2,854)
Accumulated deficit	(360,096)	(281,594)
Accumulated other comprehensive income	1,963	2,715
Total shareholders’ equity (deficit)	18,395	(8,185)
Total liabilities and shareholders’ equity (deficit)	$268,641	$211,061

The accompanying notes are an integral part of these consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Revenue	$165,151	$161,700	$126,682
Cost of revenue	58,174	55,105	41,278
Gross profit	106,977	106,595	85,404
Operating expenses:
Sales, general and administrative	145,575	125,984	92,229
Research and development	26,428	20,269	18,315
Total operating expenses	172,003	146,253	110,544
Loss from operations	(65,026)	(39,658)	(25,140)
Interest income	1,020	87	23
Interest expense	(15,393)	(11,760)	(9,062)
Change in fair value of derivative instruments	—	703	737
Loss on extinguishment of debt	—	(19,019)	—
Other income (expense), net	816	(3,177)	(6,270)
Loss before income taxes	(78,583)	(72,824)	(39,712)
Benefit (provision) for income taxes	81	(2,385)	(1,427)
Net loss	$(78,502)	$(75,209)	$(41,139)

Basic and diluted net loss per share	$(3.07)	$(3.08)	$(1.72)
Weighted average outstanding shares used for basic and diluted net loss per share	25,600,029	24,457,793	23,972,722

The accompanying notes are an integral part of these consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Net loss	$(78,502)	$(75,209)	$(41,139)
Other comprehensive income:
Foreign currency translation gain (loss)	(752)	(942)	784
Other comprehensive income (loss)	(752)	(942)	784
Comprehensive loss	$(79,254)	$(76,151)	$(40,355)

The accompanying notes are an integral part of these consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Consolidated Statements of Shareholders’ (Deficit) Equity
(In thousands, except share data)

	Common Shares			Treasury Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares		Amount	Shares	Amount
Balance at January 1, 2021	23,925,789		$213,471	(408,070)	$(2,854)	$26,717	$(165,246)	$2,873	$74,961
Stock option exercises	521,316		6,226	—	—	(141)	—	—	6,085
Shares withheld to cover strike price upon cashless option exercise	(1,879)		(3)	—	—	—	—	—	(3)
Share-based compensation	48,124		48	—	—	10,359	—	—	10,407
Shares withheld to cover income tax obligation upon vesting of restricted stock	(5,015)		(5)	—	—	(351)	—	—	(356)
Foreign currency translation gain (loss)	—		—	—	—	—	—	784	784
Net loss	—		—	—	—	—	(41,139)	—	(41,139)
Balance at December 31, 2021	24,488,335		219,737	(408,070)	(2,854)	36,584	(206,385)	3,657	50,739
Warrant exercises	4,703		5	—	—	(5)	—	—	—
Stock option exercises	301,412		3,873	—	—	—	—	—	3,873
Share-based compensation	21,537		22	—	—	13,336	—	—	13,358
Shares withheld to cover income tax obligation upon vesting of restricted stock	(79)		—	—	—	(4)	—	—	(4)
Foreign currency translation gain (loss)	—		—	—	—	—	—	(942)	(942)
Net loss	—		—	—	—	—	(75,209)	—	(75,209)
Balance at December 31, 2022	24,815,908		223,637	(408,070)	(2,854)	49,911	(281,594)	2,715	(8,185)
Issuance of common stock, net of underwriters’ discount and issuance costs	1,265,000		84,538	—	—	—	—	—	84,538
Issuance of common shares, post-IPO	14,676		490	—	—	—	—	—	490
Issuance of common stock in lieu of cash compensation	8,365		255	—	—	—	—	—	255
Stock option exercises	349,967		6,673	—	—	—	—	—	6,673
Share-based compensation	49,351		49	—	—	14,313	—	—	14,362
Shares withheld to cover income tax obligation upon vesting of restricted stock	(8,017)	—	(8)	—	—	(476)	—	—	(484)
Foreign currency translation gain (loss)	—		—	—	—	—	—	(752)	(752)
Net loss	—		—	—	—	—	(78,502)	—	(78,502)
Balance at December 31, 2023	26,495,250		$315,634	(408,070)	$(2,854)	$63,748	$(360,096)	$1,963	$18,395

The accompanying notes are an integral part of these consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(78,502)	$(75,209)	$(41,139)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,166	3,870	3,718
Provision for doubtful accounts	1,223	111	200
Provision for inventory obsolescence	1,392	1,577	338
Change in reserve for PP&E impairment	(341)	341	—
Provision for deferred income taxes	(3,706)	86	7
Share-based compensation	14,362	13,358	10,407
Loss from disposal of property and equipment	280	229	170
Unrealized foreign currency (gain)/loss, net	(4,181)	1,732	4,200
Loss on extinguishment of debt	—	19,019	—
Amortization of right-to-use asset	717	469	406
Gain from write-off of liability	—	(1,866)	(736)
Change in fair value of derivative instruments	—	(703)	(737)
Stock compensation in lieu of cash fees	495	—	—
Interest capitalized for construction in progress	(3,567)	(1,762)	—
Non-cash interest expense and amortization of debt discount	13,278	8,124	2,074
Changes in operating assets and liabilities:
Accounts receivable	(11,557)	(12,333)	(6,695)
Inventory	(42,230)	(10,900)	(7,644)
Prepaid expenses and other current assets	2,637	(4,489)	(1,611)
Other assets	318	(750)	90
Accounts payable	18,957	4,376	4,959
Accrued liabilities	(1,662)	2,815	4,726
Operating lease liabilities	(689)	(378)	(408)
Other liabilities	97	117	143
Net cash used in operating activities	(88,513)	(52,166)	(27,532)
Cash flows from investing activities:
Purchases of property and equipment	(7,908)	(2,851)	(2,425)
Cash used in asset acquisitions	—	(525)	(434)
Cost incurred for intangible assets	(1,328)	(1,491)	(1,447)
Capital expenditures on construction in progress	(15,311)	(29,924)	(2,857)
Net cash used in investing activities	(24,547)	(34,791)	(7,163)
Cash flows from financing activities:
Issuance of common stock, net of underwriters’ discount and issuance costs	84,538	—	—
Borrowings under Oaktree credit agreement, net of debt discount and issuance costs	—	168,093	—
Repayment of Madryn debt agreement	—	(71,681)	—
Repayments on finance leases	—	(26)	(175)
The accompanying notes are an integral part of these consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Proceeds from stock option exercises	2,173	3,873	4,583
Tax payments related to shares withheld upon vesting of restricted stock	(484)	(4)	(356)
Net cash provided by financing activities	86,227	100,255	4,052
Effect of exchange rate changes on cash and cash equivalents	513	(358)	(465)
Net (decrease)/increase in cash and cash equivalents	(26,320)	12,940	(31,108)
Cash at beginning of period	66,355	53,415	84,523
Cash and cash equivalents at end of period	$40,035	$66,355	$53,415

Supplemental disclosures:
Cash paid for interest	$5,689	$5,363	$6,927
Cash paid for income taxes	$2,165	$2,125	$652

Supplemental disclosures of non-cash investing and financing activities:
Unpaid balance for property and equipment	$2,847	$1,129	$22
Unpaid balance for intangible assets	$2,907	$—	$—
Equity consideration in an asset acquisition	$250	$—	$—
Consideration payable related to asset acquisition	$—	$—	$546
Cashless option exercises	$4,500	$—	$1,640

The accompanying notes are an integral part of these consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2023, 2022 and 2021

1.    Formation and Business of the Company
Formation and Business of the Company
Establishment Labs Holdings Inc. and its wholly owned subsidiaries, or the Company, is a global company that manufactures and markets innovative medical devices for aesthetic and reconstructive plastic surgery. The Company was established in the British Virgin Islands on October 9, 2013, at which time Establishment Labs, S.A., the Costa Rican manufacturing company, was reincorporated as a wholly-owned subsidiary. As of December 31, 2023, the Company also has wholly-owned subsidiaries in the United States (JAMM Technologies, Inc. and Motiva USA LLC), Brazil (Establishment Labs Produtos para Saude Ltda), Belgium (European Distribution Center Motiva BV), France (Motiva Implants France SAS), Sweden (Motiva Nordica AB), Switzerland (JEN-Vault AG), the United Kingdom (Motiva Implants UK Limited), Italy (Motiva Italy S.R.L), Spain (Motiva Implants Spain, S.L.), Austria (Motiva Austria GmbH), Germany (Motiva Germany GmbH) and Argentina (Motiva Argentina S.R.L). Substantially all of the Company’s revenues are derived from the sale of silicone gel-filled breast implants, branded as Motiva Implants.
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
The Company’s products are approved for sale in Europe, the Middle East, Latin America, and Asia, and the Company’s Motiva Flora SmoothSilk Tissue Expander is also approved for sale in the United States. The Company sells its products internationally through a combination of distributors and direct sales to customers.
The Company is pursuing regulatory approval to commercialize its Motiva Implant products in the United States. The Company received approval for an investigational device exemption, or IDE, from the United States Food and Drug Administration, or FDA, in March 2018 to initiate a clinical trial in the United States for its Motiva Implants. In August 2019, the Company completed all patient surgeries for the IDE aesthetic cohorts, which include primary augmentation and revision. In 2021, the Company initiated a modular pre-market approval, or PMA, submission process with FDA and submitted the first of four modules. In April 2022, the Company released preliminary results of the two-year patient follow-up data for the primary augmentation cohort of its IDE clinical trial. The second module was submitted in May 2022. In June 2022, full enrollment of the IDE clinical trial was complete, and all surgeries in the primary reconstruction cohort were performed. In August 2022, the third module was submitted to the FDA. By June 30, 2022, the Company completed the three-year study subject follow-up for the aesthetic cohort. The final fourth module was submitted to the FDA in February 2023. The Company presented three-year patient follow-up data for the primary augmentation cohort of the IDE clinical trial at The Aesthetic Meeting in April 2023. In October 2023, the FDA granted 510(k) clearance for the Motiva Flora SmoothSilk Tissue Expander. In January 2024, the Company announced completion of the first commercial procedure of the Motiva Flora SmoothSilk Tissue Expander in the United States and the commercial launch of Motiva Implants in China.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2023, 2022 and 2021
The consolidated financial statements include the Company’s accounts and those of its wholly owned subsidiaries as of December 31, 2023 as follows:

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
Geographic Concentrations
The Company derives substantially all its revenues from sales to customers in Europe, the Middle East, Latin America, and Asia, and has not yet received approval to sell its products in the United States other than the Motiva Flora SmoothSilk Tissue Expander.
For the years ended December 31, 2023, 2022 and 2021, Brazil accounted for 13.3%, 16.6% and 11.6%, respectively, of consolidated revenue and no other individual country exceeded 10% of consolidated revenue, on a ship-to destination basis.
The majority of the Company’s consolidated total assets, including cash and tangible assets, is held in the United States. The Company’s long-lived assets, which primarily consist of property and equipment and intangible assets located in Costa Rica represented 80% and 88% of the total long-lived assets as of December 31, 2023 and 2022, respectively.
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
For the Years Ended December 31, 2023, 2022 and 2021
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
Substantially all of the Company’s revenue has been derived from sales of its products in international markets, principally Europe, the Middle East, Latin America, and Asia. In the international markets in which the Company operates, the Company uses a combination of distributors and direct sales to customers. The Company performs ongoing credit evaluations of its distributors and customers, does not require collateral, and maintains allowances for potential credit losses on customer accounts when deemed necessary.
Substantially all of the Company’s revenues were derived from the sale of Motiva Implants. During the years ended December 31, 2023, 2022 and 2021, no customer accounted for more than 10% of the Company’s revenue. Two customers accounted for 12.7% and 11.6% of the Company’s trade accounts receivable balance as of December 31, 2023, respectively. One customer accounted for 11.5% of the Company’s trade accounts receivable balance as of December 31, 2022.
The Company relies on Avantor, Inc. (formerly NuSil Technology, LLC) as the sole supplier of medical-grade silicone used in Motiva Implants. During the years ended December 31, 2023, 2022 and 2021, the Company had purchases of $53.7 million, or 68.4% of total purchases, $32.1 million, or 38.2% of total purchases, and $23.1 million or 51.4% of total purchases, respectively, from Avantor Inc. As of December 31, 2023 and 2022, the Company had an outstanding balance owed to this vendor of $5.3 million and $5.6 million, respectively.
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
Cash and Cash Equivalents
The Company’s cash consists of cash maintained in checking and interest-bearing accounts. The majority of the Company’s cash is held at two financial institutions in the United States, with balances in excess of FDIC insurance limits. The Company accounts for financial instruments with original maturities of three months or less at the date of purchase as cash equivalents. The Company held $2.8 million and zero cash equivalents as of December 31, 2023 and 2022, respectively.
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
For the Years Ended December 31, 2023, 2022 and 2021
and the customer’s current financial condition. In cases where there are circumstances that may impair a specific customer’s ability to meet its financial obligations, an allowance is recorded against amounts due, which reduces the net recognized receivable to the amount reasonably believed to be collectible.
A roll-forward of the allowance for doubtful accounts is as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Beginning balance	$741	$1,221	$1,143
Provision for doubtful accounts	1,223	111	200
Write-offs	(123)	(591)	(122)
Ending balance	$1,841	$741	$1,221

Inventory and Cost of Revenue
Inventory is stated at the lower of cost to purchase or manufacture the inventory or the net realizable value of such inventory. Cost is determined using the standard cost method which approximates actual costs using the first-in, first-out basis. The Company regularly reviews inventory quantities considering actual losses and remaining shelf life to record a provision for obsolete or damaged inventory.
A roll-forward of the inventory reserve is as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Beginning balance	$2,649	$1,167	$1,625
Provision for inventory obsolescence	1,392	1,577	338
Write-offs	(111)	(95)	(796)
Ending balance	$3,930	$2,649	$1,167

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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2023, 2022 and 2021
Shipping and Handling Costs
Shipping and handling costs are expensed as incurred and are included in selling, general and administrative, or SG&A, expenses. For the years ended December 31, 2023, 2022 and 2021, shipping and handling costs were $11.8 million, $9.0 million and $5.3 million, respectively.
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
The Company recognizes revenue related to the sales of products to distributors at the time of shipment of the product, which represents the point in time when the distributor has taken ownership and assumed the risk of loss, and the required revenue recognition criteria are satisfied since each product unit represents a single performance obligation. The Company’s distributors are obligated to pay within specified terms regardless of when, or if, they sell the products. The Company’s contracts with distributors typically do not contain right of return or price protection and have no post-delivery obligations.
The Company recognizes revenue when title to the product and risk of loss transfer to customers, provided there are no remaining performance obligations required of the Company or any written matters requiring customer acceptance. The Company allows for the return of product from direct customers in certain regions in limited instances within fifteen days after the original sale and records estimated sales returns as a reduction of sales in the same period revenue is recognized. Appropriate reserves are established for anticipated sales returns based on historical experience, recent gross sales and any notification of pending returns. Actual sales returns in any future period are inherently uncertain and thus may differ from the estimates. If actual sales returns differ significantly from the estimates, an adjustment to revenue in the current or subsequent period is recorded. As of December 31, 2023, an allowance of $0.3 million was recorded for product returns. As of December 31, 2022 and 2021, allowance for product returns was de minimis. Taxes collected from customers for remittance to governmental authorities are excluded from net sales.
A portion of the Company’s revenue is generated from the sale of consigned inventory maintained at physician, hospital, or clinic locations. For these products, revenue is recognized at the time the Company is notified by the consignee that the product has been implanted, not when the consigned products are delivered to the consignee’s warehouse.
Revenue was generated in these primary geographic markets:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
EMEA (Europe / Middle East / Africa)	$80,150	$62,419	$57,913
Latin America	48,891	52,442	38,226
Asia-Pacific	33,953	45,844	29,677
Other	2,157	995	866
Total revenue	$165,151	$161,700	$126,682

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
For the Years Ended December 31, 2023, 2022 and 2021
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
The Company depreciates owned buildings on a straight-line basis over 50 years of useful life. Depreciation of property and equipment is computed using the straight-line method over the assets’ estimated useful lives of five to ten years. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life of the asset or the remaining lease term after factoring expected renewal periods. Upon retirement or disposal of assets, the costs and related accumulated depreciation are eliminated from the accounts and any gain or loss is recognized in operations. Maintenance and repairs are expensed as incurred. Substantially all of the Company’s manufacturing operations and related property and equipment are located in Costa Rica.
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
For the Years Ended December 31, 2023, 2022 and 2021
determine the impairment loss, if any.
The Company capitalizes certain costs related to intangible assets, such as patents, trademarks and software development costs. The Company follows the provisions of ASC 350-40, Internal Use Software for determining whether computer software is internal-use software and on accounting for the costs of computer software originally developed or obtained for internal use. The Company expenses all costs incurred during the preliminary project stage of software development and capitalizes the costs incurred during the application development stage. Costs incurred relating to upgrades and enhancements to the software are capitalized if it is determined that these upgrades or enhancements add additional functionality to the software. Costs incurred to improve and support products after they become available are charged to expense as incurred.
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
During the years ended December 31, 2023, 2022 and 2021, there has been no impairment of goodwill or intangible assets based on the qualitative assessments performed by the Company.
Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. There were no impairment charges, or changes in estimated useful lives recorded during the years ended December 31, 2023, 2022 and 2021.
Debt and Embedded Derivatives
The Company applies the accounting standards for derivatives and for distinguishing liabilities from equity when accounting for hybrid contracts. The Company accounts for convertible debt instruments when the Company has determined that the embedded conversion options should not be bifurcated from their host instruments in accordance with ASC 470-20 Debt with Conversion and Other Options (see Note 5).
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
The Company operates in various tax jurisdictions and is subject to audits by various tax authorities.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2023, 2022 and 2021
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
There were no material uncertain tax positions in the years ended December 31, 2023, 2022 and 2021.
Foreign Currency
The financial statements of the Company’s foreign subsidiaries whose functional currencies are the local currencies are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, stockholders’ equity at the historical rates of exchange, and income and expense amounts at the average exchange rate for the period. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in “Accumulated other comprehensive income” as equity in the consolidated balance sheet. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses resulting from foreign currency transactions are included within “Other expense, net” in the consolidated statement of operations. For the years ended December 31, 2023, 2022 and 2021, foreign currency transaction gain/loss amounted to a gain of $1.8 million, and loss of $3.0 million and $5.6 million, respectively.
Comprehensive Loss
The Company’s comprehensive loss consists of net loss and foreign currency translation adjustments arising from the consolidation of the Company’s foreign subsidiaries.
Share-Based Compensation
The Company measures and recognizes compensation expense for all share-based awards in accordance with the provisions of ASC 718, Stock Compensation. Share-based awards granted include stock options, restricted stock units, or RSUs, and restricted stock awards, or RSAs. Share-based compensation expense for RSUs and RSAs granted is measured at the grant date based on the fair value of the awards and is recognized as an expense ratably on a straight-line basis over the requisite service period. The fair value of options to purchase shares is estimated on the grant date using the Black-Scholes option valuation model.
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
Reclassifications
Certain reclassifications have been made to prior year amounts to conform to the current year presentation. These reclassifications had no material impact on the Company’s financial position as of December 31, 2023 or results of operations for year ended December 31, 2023.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2023, 2022 and 2021
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
Recently Issued Accounting Standards
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280):Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, especially significant segment expenses, and provides new disclosure requirements for entities with a single reportable segment. The new guidance is effective for our annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025. The Company is currently evaluating the potential impact of the updated requirements, but based on current understanding, does not expect a material impact on its consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topics 740): Improvements to Income Tax Disclosures, which enhances the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. The guidance is effective for annual periods beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on the financial statement disclosures.

3.     Balance Sheet Accounts
Inventory, Net

	December 31,
	2023	2022
	(in thousands)
Raw materials	$40,663	$12,549
Work in process	1,727	1,666
Finished goods	37,081	22,368
Total inventory, net	$79,471	$36,583

As of December 31, 2023 and 2022, $7.1 million and $2.0 million of inventory was on consignment, respectively.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2023, 2022 and 2021
Prepaid Expenses and Other Current Assets

	December 31,
	2023	2022
	(in thousands)
Prepaid insurance	$2,747	$2,598
Prepaid construction in process	13	2,240
Prepaid services	420	685
Prepaid taxes	1,073	1,400
Prepaid assets	394	991
Prepaid raw materials and accessories	468	433
Prepaid U.S. clinical trial costs	176	300
Prepaid warranty and distribution rights	275	238
Prepaid software	506	1,090
Other	2,405	1,568
Total prepaid expenses	$8,477	$11,543

Property and Equipment, Net

	December 31,
	2023	2022
	(in thousands)
Machinery and equipment	$20,510	$11,118
Building improvements	10,626	7,006
Furniture and fixtures	9,224	5,645
Building	16,109	2,472
Leasehold improvements	2,600	2,233
Land	3,694	802
Vehicles	176	176
Construction in process	30,593	35,261
Total	93,532	64,713
Less: Accumulated depreciation and amortization	(16,327)	(13,621)
Total property and equipment, net	$77,205	$51,092

For the years ended December 31, 2023, 2022 and 2021, depreciation and amortization expense related to property and equipment was $2.8 million, $2.5 million and $2.5 million, respectively.
In August 2021, the Company entered into a contract with the Zona Franca Coyol, S.A., or CFZ, to begin construction of a new manufacturing facility in Costa Rica. The costs for improvement of the land and construction of a cold shell building were being paid for by CFZ while the Company was paying for internal improvements and customization. In 2022, the Company exercised it’s option to purchase the title to the land and cold shell building for approximately $12.6 million. The Company has the option to buy an adjacent lot of land for approximately

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2023, 2022 and 2021
$2.8 million and engage CFZ to construct an additional manufacturing facility. In July 2023, the Company announced the grand opening of the first phase of the Sulàyöm Innovation Campus. The Company currently expects to complete construction and commence manufacturing from the new facility in fiscal 2024.
Accrued Liabilities
Accrued liabilities consisted of the following:

	December 31,
	2023	2022
	(in thousands)
Performance bonus	$4,451	$5,245
Payroll and related expenses	5,223	4,097
Bonus feature of stock option grants	—	4,500
Operating lease liabilities - current	773	688
Commissions	344	712
Professional and legal services	1,269	1,203
Warranty reserve	119	171
Taxes	109	130
Other	1,402	491
Total accrued liabilities	$13,690	$17,237

Other Liabilities, Short-Term
Other liabilities, short-term consisted of the following:

	December 31,
	2023	2022
	(in thousands)
Deferred revenue	1,836	1,688

Other Liabilities, Long-Term
Other liabilities, long-term consisted of the following:

	December 31,
	2023	2022

	(in thousands)
Deferred revenue	$1,498	$1,670
Other	147	(44)
Total other liabilties, long-term	$1,645	$1,626

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2023, 2022 and 2021
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
The Company’s goodwill and most intangibles at December 31, 2023 are the result of previous asset and business acquisitions. Finite-lived intangibles are amortized over their estimated useful lives based on expected future benefit.
In addition to the intangibles acquired, the Company capitalized certain patent and license rights as identified intangibles based on patent and license rights agreements entered into over the past several years. Additionally, the Company capitalized certain software development costs.
There were no changes in the carrying amount of goodwill during the year ended December 31, 2023:

	Balance as of January 1, 2023	Additions	Accumulated Impairment Losses	Balance as of December 31, 2023
	(in thousands)
Goodwill	$465	$—	$—	$465

The carrying amounts of these intangible assets other than goodwill as of December 31, 2023 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives
	(in thousands)			(in years)
Patents and license rights	$2,007	$(1,414)	$593	7-12
Customer relationships	2,033	(1,987)	46	4-10
510(k) authorization	567	(307)	260	15
Developed technology	62	(62)	—	10
Capitalized software development costs	5,293	(2,653)	2,640	2-5
Other	183	(41)	142	2-5
Capitalized software development costs not yet amortized	3,865	—	3,865
Patents and license rights not yet amortized	441	—	441
Total intangibles other than goodwill	$14,451	$(6,464)	$7,987

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2023, 2022 and 2021
The carrying amounts of intangible assets other than goodwill as of December 31, 2022 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives
	(in thousands)			(in years)
Patents and license rights	$1,757	$(1,321)	$436	7-12
Customer relationships	2,033	(1,967)	66	4-10
510(k) authorization	567	(269)	298	15
Developed technology	62	(58)	4	10
Capitalized software development costs	5,001	(1,630)	3,371	2-5
Other	183	(41)	142	2-5
Capitalized patents and license rights not yet amortized	291	—	291
Total intangibles other than goodwill	$9,894	$(5,286)	$4,608

The amortization expense associated with intangible assets was $1.2 million for the years ended December 31, 2023, 2022 and 2021. Non-product related amortization is recorded in SG&A while product related amortization is recorded in cost of revenue.
As of December 31, 2023, the amortization expense related to identifiable intangible assets, with definite useful lives, in future periods is expected to be as follows:

Year Ending December 31,	(in thousands)
2024	$1,155
2025	1,024
2026	561
2027	329
2028	185
Thereafter	427
Total expected future amortization expense	$3,681

The Company evaluates the recoverability of goodwill and indefinite-lived intangible assets annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. As of December 31, 2023, there has been no impairment of goodwill or intangible assets based on the qualitative assessments performed by the Company. As of December 31, 2023, no triggering events have occurred which would indicate that the acquired intangible asset values may not be recoverable.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2023, 2022 and 2021
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
The Company may elect to prepay all or any portion of the amounts owed prior to the Maturity Date, provided that the Company provides notice to the Administrative Agent, the amount is not less than $5 million, and the amount is accompanied by all accrued and unpaid interest thereon through the date of prepayment, plus the applicable yield protection premium and the applicable Exit Fee. Prepayments of the Term Loans prior to the second anniversary of the Closing Date will be accompanied by a yield protection premium equal to the sum of all interest that would have accrued through such second anniversary plus 4% of the principal amount so prepaid. Prepayments of the Term Loans after the second anniversary will be accompanied by a yield protection premium equal to 4% of the principal amount so prepaid if made prior to the third anniversary of the Closing Date, 2% if made on or after the 3rd anniversary of the Closing Date but prior to the fourth anniversary of the Closing Date, and 0% if made on or after the 4th anniversary of the Closing Date. If the Term Loans are accelerated following the occurrence of an event of default, the Company shall immediately pay to Lenders the sum of all obligations for principal, accrued interest, the applicable yield maintenance premium and the applicable Exit Fee.
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
For the Years Ended December 31, 2023, 2022 and 2021
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
The effective interest rate under the Credit Agreement is 10.4%, and the weighted average interest rate is 9.0%. The Company elected to pay interest in kind on up to two-thirds of cash interest payments prior to the second anniversary of the Closing Date, resulting in a minimum initial cash interest rate of 3.00%. The Company incurred $16.9 million and $9.4 million in interest expense in connection with the Credit Agreement during the years ended December 31, 2023 and 2022, respectively. No principal payments are due on the Term Loans until the final maturity date on April 26, 2027.
As of December 31, 2023, $192.6 million was outstanding under the Credit Agreement representing the initial principal of $150 million for the Tranche A Term Loan and $25 million for the Tranche B Term Loan and $17.6 million of interest accrued into the principal balance.
The Company recorded Oaktree debt on the consolidated balance sheets as follows:

	December 31,
	2023	2022
	(in thousands)
Principal	$192,566	$181,314
Net unamortized debt discount and issuance costs	(3,827)	(5,853)
Net carrying value of Oaktree debt	$188,739	$175,461

As of December 31, 2023, the Company was in compliance with all financial debt covenants.
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
Borrowings under the Madryn Credit Agreement bore interest at a rate equal to 3-month LIBOR plus 8.0% per annum provided that no default had occurred. The effective interest rate under the amended Madryn Credit

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2023, 2022 and 2021
Agreement was 18.4%, and the weighted average interest rate was approximately 10.6% until extinguishment. The Company incurred $2.2 million and $6.9 million in interest expense in connection with Madryn Credit Agreement during the years ended December 31, 2022 and 2021, respectively. No principal payments were due on the term loans until the final maturity date on September 30, 2025.
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
As of December 31, 2023 and 2022, the Company did not have any Madryn debt recorded on the balance sheet.
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
The Company has operating leases for facilities and office spaces. Operating lease assets and the related lease liabilities are included within the ROU operating lease assets on the consolidated balance sheets. The determination of whether an arrangement is, or contains, a lease is performed at the inception of the arrangement. The Company has operating leases for certain facilities and office spaces to be used in its operations, with remaining lease terms ranging from monthly to 7 years. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at the election of the Company to renew or extend the lease for additional years. These optional periods have not been considered in the determination of the ROU or lease liabilities associated with these leases as management did not consider it reasonably certain it would exercise the options.
During the year ended December 31, 2023, the Company earned income from subleasing a warehouse facility for the remaining life of an existing master lease. The sublease agreement did not release the Company from its obligations under the master lease, and no modifications were made to the lease agreement. Income from the sublease is recognized on a straight-line basis over the term of the agreement.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2023, 2022 and 2021
The Company’s lease and sublease agreements do not contain any termination options, material residual value guarantees, material bargain purchase options or material restrictive covenants. The Company does not have any lease transactions with related parties.
Total lease cost includes the following components for the years ended December 31, 2023 and 2022:

	December 31,
	2023	2022
	(in thousands)
Operating lease expense cost	$1,079	$740
Sublease income	$(233)	$—
Total lease cost, net of sublease income	$846	$740

	December 31,
	2023	2022
Supplemental balance sheet information	(in thousands)
Operating lease right-of-use assets	$3,381	$3,702

Operating lease liabilities - short-term	773	688
Operating lease liabilities - long-term	2,712	3,200
Total operating lease liabilities	$3,485	$3,888

Weighted-average remaining lease term (years)
Operating leases	4.6	5.4

Weighted-average discount rate (%)
Operating leases	9.3%	9.5%

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2023, 2022 and 2021

	December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	(in thousands)
Operating cash outflows from operating leases	$1,052	$648
Operating cash inflows from subleases	$(214)	$—
Operating cash outflows from operating leases, net of sublease income	$838	$648

ROU assets obtained in exchange for new lease liabilities
Operating leases	$478	$1,962

Maturities of lease liabilities as of December 31, 2023 were as follows:

Years Ending December 31,	Operating Leases
(in thousands)
2024	$998
2025	912
2026	833
2027	724
2028	506
Thereafter	295
Total future minimum lease payments	4,268
Less: Amount of lease payments representing interest	(783)
Present value of future minimum lease payments	$3,485

The undiscounted future cash receipts from the Company’s sublease as of December 31, 2023 were as follows:

Years Ending December 31,	Sublease
(in thousands)
2024	$321
2025	332
2026	343
2027	355
2028	368
Thereafter	315
Total undiscounted future sublease cash receipts	$2,034

In September 2023, the Company signed a lease for an office space in Irving, Texas that commenced on January 1, 2024 upon completion of tenant improvements. No right-of-use assets or lease liabilities have been recorded as of December 31, 2023. The lease term is for 5.25 years with an option to renew, and the monthly rent will start at $21,800 and increase annually until it reaches $24,500 in the last year. The first three months of rent are waived.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2023, 2022 and 2021
7.    Shareholders’ Equity (Deficit)
Under the Company’s Amended and Restated Memorandum of Association and Articles of Association, or Articles, the Company has authorized an unlimited number of common shares with no par value.
As of December 31, 2023 and 2022, 26,495,250 and 24,815,908 common shares, respectively, were issued and 26,087,180 and 24,407,838 common shares, respectively, were outstanding.
During the year ended December 31, 2023, the Company granted stock options and restricted stock to employees and contractors (see Note 9).
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
The Company had reserved common shares for future issuances at December 31:

	2023	2022
Options to purchase common shares	1,487,387	1,873,165
Remaining shares available under the 2018 Equity Incentive Plan	2,953,884	2,271,999
Shares issuable on vesting of grants of RSUs	196,177	164,643
Remaining shares available under the 2018 ESPP	1,035,000	848,000
Total reserved common shares for future issuances	5,672,448	5,157,807

8.    Warrants
In March 2017, the Company issued warrants for the purchase of 145,000 Class B ordinary shares to parties related to Rockport Ventures, with a fixed exercise price of $3.80 per share.
During the year ended December 31, 2022, warrants to purchase 5,000 shares were net exercised to obtain 4,703 shares. As of December 31, 2023 and 2022, no warrants were outstanding and exercisable.
9.     Share-Based Compensation
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
Pursuant to the “evergreen” provision contained in the 2018 Plan, the number of common shares reserved for issuance under the 2018 Plan automatically increases on first day of each fiscal year, commencing on January 1, 2019, in an amount equal to the least of (1) 750,000 shares, (2) 4% of the total number of the Company’s common shares outstanding on the last day of the preceding fiscal year, or (3) a number of common shares as may be determined by the Company’s Board of Directors prior to any such increase date. On each of January 1, 2019 through 2023 the number of common shares authorized for issuance increased automatically by 750,000 shares in accordance with the “evergreen” provision, increasing the maximum number of common shares reserved under the 2018 Plan to 5,250,000 as of December 31, 2023.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2023, 2022 and 2021
During the periods presented, the Company recorded the following share-based compensation expense for stock options, RSUs and RSAs:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Sales, general and administrative	$12,101	$11,154	$7,908
Research and development	2,261	2,204	2,499
Total stock compensation expense	$14,362	$13,358	$10,407

Stock Options

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2022	1,873,165	$42.73	7.06	$47,273
Granted (weighted-average fair value of $41.17 per share)	139,916	64.77
Exercised	(349,967)	19.06
Forfeited/canceled	(175,727)	67.35
Balance at December 31, 2023	1,487,387	$47.47	6.27	$4,308

As of December 31, 2023, 931,798 options were vested and exercisable with weighted-average exercise price of $39.57 per share and a total aggregate intrinsic value of $4.0 million.
During the year ended December 31, 2023, 349,967 options were exercised at a weighted-average price of $19.06 per share. The intrinsic value of the options exercised during the years ended December 31, 2023, 2022, and 2021 was $5.1 million, $15.0 million, and $28.7 million, respectively. Upon the exercise of stock options, the Company issued new shares from its authorized shares.
At December 31, 2023, unrecognized compensation expense was $12.7 million related to stock options granted to employees and members of the Board of Directors and $1.0 million related to stock options granted to consultants. The weighted-average period over which such compensation expense will be recognized is 1.9 years.
Stock Options Granted to Employees
Share-based compensation expense for employees is based on the grant date fair value. The Company recognizes compensation expense for all share-based awards ratably on a straight-line basis over the requisite service period of the awards, which is generally the vesting term of four years. During the year ended December 31, 2023, 2022 and 2021, the Company recognized $8.7 million, $9.9 million and $8.2 million, respectively, of share-based compensation expense for stock options granted to employees.
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
For the Years Ended December 31, 2023, 2022 and 2021
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
▪Term. For employee stock options, the expected term represents the period that the Company’s share-based awards are expected to be outstanding. Because of the limitations on the sale or transfer of the Company’s shares during the period the Company was a privately held company, the Company does not believe its historical exercise pattern is indicative of the pattern it experiences as a publicly traded company. The Company consequently uses the Staff Accounting Bulletin 110, or SAB 110, simplified method to calculate the expected term of employee stock options, which is the average of the contractual term and vesting period. The Company plans to continue to use the SAB 110 simplified method until it has sufficient trading history as a publicly traded company. For consultant stock options, the term used is equal to the contractual term on the measurement date.
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
The fair value of stock options granted to employees was estimated using the following assumptions:

	Year Ended December 31,
	2023	2022	2021
Volatility	62% - 71%	56% - 62%	60%
Risk-free interest rate	3.4% - 4.4%	1.6% - 3.8%	0.7% - 1.4%
Term (in years)	6.25	6.25	6.25
Dividend yield	—	—	—

Stock Options Granted to Non-Employees
Share-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned using an accelerated attribution method. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered. For the years ended December 31, 2023, 2022 and 2021, the Company recognized expense of $0.9 million, $0.4 million and $1.8 million, respectively, for stock options granted to consultants.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2023, 2022 and 2021
The fair value of stock options granted to consultants was estimated using the following assumptions during the following periods presented:

	Year Ended December 31,
	2023	2022	2021
Volatility	60% - 65%	56% - 60%	60%
Risk-free interest rate	4.0% - 4.1%	2.4%- 3.6%	1.6%
Term (in years)	10	10	10
Dividend yield	—	—	—

Restricted Stock
Each vested RSU entitles the holder to be issued one common share. These awards vest according to a vesting schedule determined by the Board of Directors or the Compensation Committee of the Company’s Board of Directors, generally over a one to four year period.
The following table represents RSU activity for fiscal 2023:

	Restricted Stock	Weighted- Average Grant Date Fair Value
Outstanding unvested at December 31, 2022	164,643	$69.49
Granted	128,694	52.60
Vested	(49,351)	61.58
Forfeited/canceled	(47,809)	66.69
Outstanding unvested at December 31, 2023	196,177	$56.89

The fair value of RSUs is the grant date market value of common shares. The Company recognizes share-based compensation expense related to RSUs using a straight-line method over the vesting term of the awards. The share-based compensation expense for RSUs that vested during the years ended December 31, 2023, 2022 and 2021 was $4.8 million, $3.0 million and $0.4 million, respectively, which was calculated based on the market value of the Company’s common shares on the applicable grant date.
As of December 31, 2023, the Company had unrecognized share-based compensation cost of approximately $10.6 million associated with unvested awards of RSUs. This cost is expected to be recognized over a weighted-average period of approximately 2.5 years.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2023, 2022 and 2021
10.    Income Taxes
For the year ended December 31, loss before income tax consisted of the following:

	2023	2022	2021
	(in thousands)
Costa Rica operations	$(13,556)	$(9,721)	$4,027
Non-Costa Rica operations	(65,027)	(63,103)	(43,739)
Total loss before income taxes	$(78,583)	$(72,824)	$(39,712)

For the year ended December 31, the income tax (benefit) provision consisted of the following:

	2023	2022	2021
	(in thousands)
Current:
Costa Rica	$297	$114	$289
Non-Costa Rica	3,328	2,185	1,131
Total current	3,625	2,299	1,420
Deferred:
Costa Rica	—	—	—
Non-Costa Rica	(3,706)	86	7
Total deferred	(3,706)	86	7
Total (benefit) provision for income taxes	$(81)	$2,385	$1,427

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2023, 2022 and 2021
The items accounting for the difference between income taxes computed at the Costa Rica statutory income tax rate and the income tax provision (benefit) consisted of the following for the year ended December 31:

	2023		2022		2021
	(in thousands)
Tax benefit at Costa Rica statutory rate	$(23,575)	30.0%	$(21,847)	30.0%	$(11,914)	30.0%
Foreign tax rate differential	18,070	(22.9)	15,978	(22.0)	9,430	(24.0)
Tax rate changes	(7)	—	104	—	2	—
Return to provision adjustment	(539)	0.7	2,651	(4.0)	384	(1.0)
Tax credits	—	—	(52)	—	(53)	0.2
Change in valuation allowance	438	(0.6)	3,573	(5.0)	7,043	(18.0)
Tax holiday adjustment (benefit)	4,386	(5.6)	3,030	(4.0)	(918)	2.0
U.S. stock compensation	984	(1.3)	(1,353)	2.0	(2,681)	7.0
Other	162	(0.2)	301	—	134	(0.4)
Total provision (benefit) for income taxes	$(81)	0.1%	$2,385	(3.0)%	$1,427	(4.2)%

The Company's tax holiday benefit was related to the Company’s subsidiary in Costa Rica which enjoyed a zero percent tax rate, with the exception of certain types of income, for the years ended December 31, 2023, 2022 and 2021. The zero percent tax holiday, as extended, is effective for a period of 12 years through the year 2030.
As of December 31, the components of the Company's deferred tax assets and liabilities are as follows:

	2023	2022
	(in thousands)
Accruals and reserves	$567	$348
Deferred revenue	4	1,198
Intangibles	125	143
Stock compensation	661	1,404
Net operating loss	25,087	19,933
R&D credits	336	232
Other	293	(144)
Valuation allowance	(23,380)	(22,942)
Total net deferred tax assets (included in “Other non-current assets”)	$3,693	$172

As of December 31, 2023, the Company assessed that it is more-likely-than-not that it will not realize its deferred tax assets based on the absence of sufficient positive objective evidence that it would generate sufficient taxable income in its U.S. tax jurisdiction (Motiva USA, LLC) to realize the deferred tax assets. The Company intends to continue maintaining a full valuation allowance on its deferred tax assets in this jurisdiction until there is sufficient evidence to support the reversal of all or some portion of these allowances. The Company released the valuation allowance on its deferred tax assets in Brazil believing there is enough positive evidence that the deferred tax assets in Brazil will be realized in the following years.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2023, 2022 and 2021
As of December 31, 2023, the Company had U.S. and California tax credit carryforwards of approximately $0.5 million in total. The federal research credits begin to expire in 2037. However, the California research credits can be carried forward indefinitely.
As of December 31, 2023, the Company had U.S. federal, state, U.K. and Brazil net operating losses of approximately $102.6 million, $10.2 million, $0.2 million and $10.9 million, respectively. The U.S. federal net operating losses of $3.3 million generated prior to 2018, and state net operating losses will begin to expire on December 31, 2030. The U.S. federal net operating losses generated in 2018 and future years will be carried forward indefinitely. Brazil net operating losses can be carried forward indefinitely.
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
Discontinuation of preferential tax treatment the Company currently enjoys or other unfavorable changes in tax law could result in additional compliance obligations and costs. The Company is currently the beneficiary of a tax holiday in Costa Rica pursuant to which it is subject to a tax at a 0% rate, with the exception of types pf income that is subject to 30% income tax. The tax holiday is effective through December 31, 2030, and it may be extended if certain additional requirements are satisfied. However, there can be no assurance that the Company will continue to qualify for or receive such favorable tax treatment. If the Company fails to maintain such favorable tax treatment it may be subject to tax in Costa Rica at a significantly higher rate.
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
For the Years Ended December 31, 2023, 2022 and 2021
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
A non-U.S. corporation is classified as a passive foreign investment company, or PFIC, for U.S. federal income tax purposes, in any taxable year in which either (1) at least 75% of its gross income is passive income; or (2) at least 50% of the average quarterly value of its total gross assets is attributable to assets that produce “passive income” or are held for the production of passive income. Based on the project composition of the Company’s income and valuation of its assets, the Company does not believe it is a PFIC and does not expect to be a PFIC for the current taxable year or to become one in the future. However, because the PFIC status is subject to a number of uncertainties, neither the Company nor its tax advisors can provide any assurances regarding the PFIC status. If the Company is a PFIC for any taxable year during which a U.S. holder holds the Company’s common shares, the U.S. holder may be subject to adverse tax consequences.
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
The Company has adopted ASC 740-10 Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in the Company's income tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2023, 2022 and 2021
For the years ended December 31, 2023 and 2022 the Company has no material uncertain tax positions. The Company has R&D credits in the United States and has recorded reserves of $0.1 million which offsets R&D credit deferred tax assets. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within the next 12 months. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.
As of December 31, 2023, the Company is subject to taxation in Costa Rica, Belgium, France, Brazil, the United Kingdom, Sweden, Italy, Germany, Austria, Spain, Argentina, Switzerland and the United States and the Company’s fiscal tax years 2018 through 2023 are subject to examination by the tax authorities.
11.    Net Loss Per Share
The following table summarizes the computation of basic and diluted net loss per share for the periods presented:

	Year Ended December 31,
	2023	2022	2021
	(in thousands, except share and per share data)
Numerator:
Net loss	$(78,502)	$(75,209)	$(41,139)
Denominator:
Weighted average common shares used for basic and diluted earnings per share	25,600,029	24,457,793	23,972,722

Net loss per share:
Basic and diluted	$(3.07)	$(3.08)	$(1.72)

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
The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares:

	Year Ended December 31,
	2023	2022	2021
Options to purchase common shares	1,487,387	1,623,165	1,848,087
Shares issuable on vesting of grants of RSUs	196,177	164,643	3,982
Warrants to purchase common shares	—	—	5,500
Total potentially dilutive shares outstanding	1,683,564	1,787,808	1,857,569

12.    Related Party Transactions
During the years ended December 31, 2023, 2022 and 2021, the Company recorded revenue of $1.2 million, $1.2 million and $1.4 million, respectively, for product sales to Herramientas Medicas, S.A., a distribution company owned by a family member of the Chief Executive Officer of the Company. Accounts receivable owed to the Company from this distribution company amounted to approximately $0.6 million and $0.4 million as of December 31, 2023 and 2022, respectively.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2023, 2022 and 2021
In 2016, the Company also entered into a separate agreement with Dr. Chacón Quirós, the brother of the Company’s Chief Executive Officer Juan José Chacón Quirós, to maintain his clinic in Costa Rica as a MotivaImagine Excellence Center and to host and train physicians in the use of the Company products in relevant procedures, among other services, in exchange for cash reimbursement of up to $4,500 per day that such services are rendered. In August 2022, the Company entered into a new agreement with Dr. Chacón Quirós, replacing the original agreement, to continue the training services in exchange for cash reimbursement of his hourly rate of $531 when such services are rendered. During the years ended December 31, 2023, 2022 and 2021, the Company paid Dr. Chacón Quirós approximately $0.4 million, $0.2 million and $0.4 million, respectively, for services rendered.
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
On April 1, 2022, the Company entered into a consulting agreement with Lisa Gersh, who served on our Board of Directors until March 31, 2022. Pursuant to the consulting agreement, Ms. Gersh will perform consulting services as requested by the Company, with the expectation that she will advise our Board on elements of corporate leadership and governance. As payment for Ms. Gersh’s consulting services, the Company paid Ms. Gersh a consulting fee of $0.1 million during the year ended December 31, 2023 and 2022. In addition, her outstanding equity awards granted during her term as a member of the Board of Directors will continue to vest in accordance with their terms. The consulting agreement terminates on March 31, 2024.
13.     Employee Benefits
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
As of December 31, 2023, the Company has 44 employees in Brazil and 3 employees in Argentina who were represented by a labor union.
14.    Commitments and Contingencies
Contingencies
Periodically, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. As of December 31, 2023 and 2022, contingent liabilities were not material, individually or in the aggregate, to the Company's financial condition, results of operations or cash flows. However, any monetary liability or financial impact to the Company from these contingent liabilities could differ materially from the Company's expectations.
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
For the Years Ended December 31, 2023, 2022 and 2021
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
15.    Subsequent Events
On January 9, 2024. the Company entered into a securities purchase agreement with select institutional accredited investors to sell 1,101,565 common shares and pre-funded warrants to purchase 898,435 common shares at a price of $25.00 per share. The pre-funded warrants may be exercised immediately at a price of $0.001 per share. The aggregate gross proceeds from the offering, before deducting offering expenses, were approximately $50.0 million.
On February 21, 2024, the Company entered into a Second Amendment to the Credit Agreement, or the Amendment. The Amendment extended the Commitment Termination Date (i) with respect to the commitments applicable to the Tranche C Term Loans, from March 31, 2024 to December 31, 2024, and (ii) with respect to the commitments applicable to the Tranche D Term Loans, from December 31, 2024 to June 30, 2025. The Amendment also increased the interest rate applicable to Tranche C Term Loans and Tranche D Term Loans from 9.0% per annum to 10.0% per annum. The Yield Protection Premium applicable to the Tranche C Term Loans and Tranche D Term Loans was modified to provide for a make whole plus 4% for any prepayments of the Tranche C Term Loans and Tranche D Term Loans during the one year period after their advance, and the existing prepayment premium schedule was otherwise preserved. Finally, the milestones triggering the availability of the Tranche C Term Loans and Tranche D Term Loans were modified by the Amendment to (i) provide for availability of the Tranche C Term Loans upon FDA approval of Motiva Implants for augmentation use in the U.S. and removed the alternative to trigger availability of Tranche C Term Loans upon achieving trailing twelve month gross sales of $185 million, and (ii) provided for availability of the Tranche D Term Loans upon achieving trailing twelve month gross sales of $195 million, which was reduced from $225 million. The terms of the Tranche A Term Loans and Tranche B Term Loans were not modified.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESTABLISHMENT LABS HOLDINGS INC.

Dated:	March 4, 2024	By:	/s/ Juan José Chacón Quirós
		Name:	Juan José Chacón Quirós
		Title:	Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Juan José Chacón Quirós	Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2024
Juan José Chacón Quirós
/s/ Rajbir S. Denhoy	Chief Financial Officer (Principal Financial and Accounting Officer) (Authorized Representative in the United States)	March 4, 2024
Rajbir S. Denhoy
/s/ Nicholas Lewin	Chairman of the Board of Directors	March 4, 2024
Nicholas Lewin
/s/ Dennis Condon	Director	March 4, 2024
Dennis Condon
/s/ Ann Custin	Director	March 4, 2024
Ann Custin
/s/ Leslie Gillin	Director	March 4, 2024
Leslie Gillin
/s/ Edward Schutter	Director	March 4, 2024
Edward Schutter
/s/ Bryan Slotkin	Director	March 4, 2024
Bryan Slotkin