Form 10-Q
period 2024-03-31
ESTABLISHMENT LABS HOLDINGS INC.
filed 2024-05-09
CIK 1688757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024.
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission File Number: 001-38593
Establishment Labs Holdings Inc.
(Exact name of Registrant as specified in its charter)

British Virgin Islands	98-1436377
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

Building B15 and 25 Coyol Free Zone Alajuela Costa Rica	Not applicable
Address of Principal Executive Offices	Zip Code

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
The number of the registrant’s common shares outstanding as of May 8, 2024 was 27,514,756.

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
•Unfavorable global economic conditions, including slower growth or recession, inflation or decreases in consumer spending power or confidence, have in the past and could in the future adversely affect our business, financial condition or results of operations.
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
•If the FDA or any similar foreign regulatory authority does not approve our products or requires additional clinical trials or preclinical data before approval, or if approval of our products includes additional restrictions on the label, or requires a characterization of our products, including the description of the product surface (e.g. smooth, texture, other) that differs from ours and/or other regulatory authorities, our business, financial condition, results of operations and growth prospects could be materially adversely affected.
•Pandemics, epidemics, or other public health crises may adversely affect our business and financial results in the future, as was the case with the COVID-19 pandemic in recent years.
•In certain markets, we engage or anticipate engaging in direct sales efforts. We may fail to maintain and develop our direct sales force, and our revenues and financial outcomes could suffer as a result. Furthermore, our direct sales personnel may not effectively sell our products.
•If we are unable to educate clinicians on the safe, effective and appropriate use of our products and designed surgeries, we may experience unsatisfactory patient outcomes, negative publicity and increased claims of product liability and may be unable to achieve our expected growth.
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
•We rely on a single-source, third-party supplier for medical-grade long-term implantable silicone, which is the primary raw material used in our Motiva Implants. As has occurred in the past, if this supplier were to increase prices for this raw material over time or experience interruptions in its ability to supply us with this raw material, our business, financial condition and results of operations could be adversely affected.
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
•Our results of operations has been in the past, and could be in the future, adversely affected by fluctuations in currency rates.
•Negative publicity concerning our products or our competitors’ products, including due to product defects, recalls and any resulting litigation, could harm our reputation and reduce demand for silicone breast implants, either of which could adversely impact our financial results and/or share price.
•News coverage in recent years has called into question the long-term safety of breast implants and reports of breast implant-associated anaplastic large cell lymphoma linked to our competitors’ products which have led to regulatory actions regarding macrotextured devices in several countries and the worldwide recall of one of our competitor’s macrotextured implants and tissue expanders. These events and reports of other forms of cancer, including squamous cell carcinoma and various lymphomas, from breast implant products may lead to a reduction in the demand for silicone breast implants and could adversely affect our business.
•The medical device industry is characterized by patent litigation and we could become subject to litigation that could be costly, result in the diversion of management’s time and efforts, require us to pay damages or prevent us from marketing our existing or future products.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash	$72,980	$40,035
Accounts receivable, net of allowance for credit losses of $2,014 and $1,841	50,838	46,918
Inventory, net	72,489	79,471
Prepaid expenses and other current assets	7,388	8,477
Total current assets	203,695	174,901
Long-term assets:
Property and equipment, net of accumulated depreciation	79,244	77,205
Goodwill	465	465
Intangible assets, net of accumulated amortization	9,515	7,987
Right-of-use operating lease assets, net	3,908	3,381
Other non-current assets	5,011	4,702
Total assets	$301,838	$268,641
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$31,070	$41,624
Accrued liabilities	15,207	13,690
Other liabilities, short-term	1,739	1,836
Total current liabilities	48,016	57,150
Long-term liabilities:
Note payable, net of debt discount and issuance costs	192,186	188,739
Operating lease liabilities, non-current	3,180	2,712
Other liabilities, long-term	1,545	1,645
Total liabilities	244,927	250,246
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common shares — zero par value, unlimited amount authorized; 27,884,749 and 26,495,250 shares issued at March 31, 2024 and December 31, 2023, respectively; 27,476,679 and 26,087,180 shares outstanding at March 31, 2024 and December 31, 2023, respectively	367,138	315,634
Additional paid-in-capital	66,841	63,748
Treasury shares, at cost, 408,070 shares held at March 31, 2024 and December 31, 2023	(2,854)	(2,854)
Accumulated deficit	(376,298)	(360,096)
Accumulated other comprehensive income	2,084	1,963
Total shareholders’ equity	56,911	18,395
Total liabilities and shareholders’ equity	$301,838	$268,641

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$37,167	$46,524
Cost of revenue	12,787	16,445
Gross profit	24,380	30,079
Operating expenses:
Sales, general and administrative	28,941	31,706
Research and development	4,273	6,533
Total operating expenses	33,214	38,239
Loss from operations	(8,834)	(8,160)
Interest income	488	75
Interest expense	(4,381)	(3,756)
Other income (expense), net	(3,037)	729
Loss before income taxes	(15,764)	(11,112)
Provision for income taxes	(438)	(830)
Net loss	$(16,202)	$(11,942)

Basic and diluted net loss per share	$(0.58)	$(0.48)
Weighted average outstanding shares used for basic and diluted net loss per share	27,788,120	24,678,113

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss	$(16,202)	$(11,942)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	121	(402)
Other comprehensive income (loss)	121	(402)
Comprehensive loss	$(16,081)	$(12,344)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Shareholders’ Equity
(In thousands, except share data)
(Unaudited)

	Common Shares		Treasury Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2024	26,495,250	$315,634	(408,070)	$(2,854)	$63,748	$(360,096)	$1,963	$18,395
Issuance of common shares, net of underwriters’ discount and issuance costs	1,101,565	49,736	—	—	—	—	—	49,736
Issuance of common shares in lieu of cash compensation	2,158	110	—	—	—	—	—	110
Stock option exercises	53,400	1,426	—	—	—	—	—	1,426
Warrant exercises	223,019	223	—	—	(223)	—	—	—
Share-based compensation	11,979	12	—	—	3,432	—	—	3,444
Shares withheld to cover income tax obligation upon vesting of restricted stock	(2,622)	(3)	—	—	(116)	—	—	(119)
Foreign currency translation gain	—	—	—	—	—	—	121	121
Net loss	—	—	—	—	—	(16,202)	—	(16,202)
Balance at March 31, 2024	27,884,749	$367,138	(408,070)	$(2,854)	$66,841	$(376,298)	$2,084	$56,911

	Common Shares		Treasury Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2023	24,815,908	$223,637	(408,070)	$(2,854)	$49,911	$(281,594)	$2,715	$(8,185)
Stock option exercises	52,148	1,271	—	—	—	—	—	1,271
Share-based compensation	2,648	3	—	—	3,321	—	—	3,324
Shares withheld to cover income tax obligation upon vesting of restricted shares	(941)	(1)	—	—	(61)	—	—	(62)
Foreign currency translation loss	—	—	—	—	—	—	(402)	(402)
Net loss	—	—	—	—	—	(11,942)	—	(11,942)
Balance at March 31, 2023	24,869,763	$224,910	(408,070)	$(2,854)	$53,171	$(293,536)	$2,313	$(15,996)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(16,202)	$(11,942)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,268	936
Provision for credit losses	275	282
Provision for inventory obsolescence	562	(387)
Share-based compensation	3,444	3,324
Loss from disposal of property and equipment	6	288
Unrealized foreign currency (gain)/ loss, net	2,039	(1,709)
Amortization of right-to-use asset	145	177
Change in reserve for PP&E impairment	—	(341)
Stock compensation in lieu of cash fees	110	—
Interest capitalized for construction in progress	(537)	(797)
Non-cash interest expense and amortization of debt discount	3,447	3,187
Changes in operating assets and liabilities:
Accounts receivable	(4,608)	(5,356)
Inventory	5,001	(8,494)
Prepaid expenses and other current assets	1,790	(246)
Other assets	(323)	(137)
Accounts payable	(10,097)	(1,482)
Accrued liabilities	2,846	2,236
Operating lease liabilities	(142)	(175)
Other liabilities	(176)	22
Net cash used in operating activities	(11,152)	(20,614)
Cash flows from investing activities:
Purchases of property and equipment	(3,312)	(432)
Cost incurred for intangible assets	(1,879)	(49)
Capital expenditures on construction in progress	(1,435)	(3,797)
Net cash used in investing activities	(6,626)	(4,278)
Cash flows from financing activities:
Issuance of common stock, net of underwriters’ discount and issuance costs	49,736	—
Repayments on finance leases	—	(26)
Proceeds from stock option exercises	1,426	1,271
Tax payments related to shares withheld upon vesting of restricted stock	(119)	(62)
Net cash provided by financing activities	51,043	1,183
Effect of exchange rate changes on cash and cash equivalents	(320)	201
Net increase (decrease) in cash and cash equivalents	32,945	(23,508)
Cash and cash equivalents at beginning of period	40,035	66,355
Cash and cash equivalents at end of period	$72,980	$42,847
Supplemental disclosures:
The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash paid for interest	$1,466	$1,360
Cash paid for income taxes	$676	$218

Supplemental disclosures of non-cash investing and financing activities:
Unpaid balance for property and equipment	$1,309	$1,514
Unpaid balance for intangible assets	$2,936	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Formation and Business of the Company
Establishment Labs Holdings Inc., with its wholly owned subsidiaries, or the Company, is a global company that manufactures and markets innovative medical devices for aesthetic and reconstructive plastic surgery. The Company was established in the British Virgin Islands on October 9, 2013, at which time Establishment Labs, S.A., the Costa Rican manufacturing company, was reincorporated as a wholly-owned subsidiary. As of March 31, 2024, the Company also has wholly-owned subsidiaries in the United States (JAMM Technologies, Inc. and Motiva USA LLC), Brazil (Establishment Labs Produtos para Saude Ltda), Belgium (European Distribution Center Motiva BV), France (Motiva Implants France SAS), Sweden (Motiva Nordica AB), Switzerland (JEN-Vault AG), the United Kingdom (Motiva Implants UK Limited), Italy (Motiva Italy S.R.L), Spain (Motiva Implants Spain, S.L.), Austria (Motiva Austria GmbH), Germany (Motiva Germany GmbH) and Argentina (Motiva Argentina S.R.L). Substantially all of the Company’s revenues are derived from the sale of silicone gel-filled breast implants, branded as Motiva Implants.
The main manufacturing activities are conducted at two manufacturing facilities in Costa Rica. The Company is in the process of finishing the construction for a third facility in Costa Rica. In 2010, the Company began operating under the Costa Rica free zone regime (Régimen de Zona Franca), which provides for reduced income tax and other tax obligations pursuant to an agreement with the Costa Rican authorities.
The Company’s products are approved for sale in Europe, the Middle East, Latin America, and Asia, and the Company’s Motiva Flora SmoothSilk Tissue Expander is also approved for sale in the United States. The Company sells its products internationally through a combination of distributors and direct sales to customers.
The Company is pursuing regulatory approval to commercialize its implants in the United States. The Company received approval for an investigational device exemption, or IDE, from the U.S. Food and Drug Administration, or FDA, in March 2018 to initiate a clinical trial in the United States for its Motiva Implants. In August 2019, the Company completed all patient surgeries for the IDE aesthetic cohorts, which include primary augmentation and revision. In 2021, the Company initiated a modular pre-market approval, or PMA, submission process with the FDA and submitted the first of four modules. In June 2022, full enrollment of the IDE clinical trial was complete, and all surgeries in the primary reconstruction cohort were performed. In August 2022, the third module was submitted to the FDA. By June 30, 2022, the Company completed the three-year study subject follow-up for the aesthetic cohort. The final fourth module was submitted to the FDA in February 2023. The Company presented three-year patient follow-up data for the primary augmentation cohort of the IDE clinical trial at The Aesthetic Meeting in April 2023. In October 2023, the FDA granted 510(k) clearance for the Motiva Flora SmoothSilk Tissue Expander. In January 2024, the Company announced completion of the first commercial procedure of the Motiva Flora SmoothSilk Tissue Expander in the United States and the commercial launch of Motiva Implants in China.
Subsequent to quarter end, in April 2024, the Company announced that the FDA has scheduled the PMA preapproval inspection of the Company’s manufacturing facility in Costa Rica for Motiva Implants. The inspection by the FDA is scheduled to take place during the second quarter of 2024. In May 2024, the Company released preliminary results of the four-year patient follow-up data for the primary augmentation cohort of its IDE clinical trial.
2.    Summary of Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2024 as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s audited consolidated financial statements as of December 31, 2023 and 2022 and for the years ended 2023, 2022 and 2021 presented in the Company’s Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 4, 2024. Below are those policies with current period updates.
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and the applicable rules and regulations of the Securities and Exchange Commission, or SEC, for interim financial information. Accordingly,

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
they do not include all of the information and notes required by GAAP for complete financial statements.
The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the years ended December 31, 2023, 2022 and 2021 presented in the Company’s Form 10-K filed with the SEC on March 4, 2024.
The condensed consolidated financial statements include the Company’s accounts and those of its wholly owned subsidiaries as of March 31, 2024 as follows:

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
Unaudited Interim Condensed Consolidated Financial Information
The accompanying interim condensed consolidated financial statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023, and the related interim information contained within the notes to the condensed consolidated financial statements, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to state fairly the Company’s financial position as of March 31, 2024, and the results of its operations and cash flows for the three months ended March 31, 2024 and 2023. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full fiscal year 2024, or for any future period.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Geographic Concentrations
The Company derives substantially all its revenues from sales to customers in Europe, the Middle East, Latin America, and Asia, and other than the Motiva Flora SmoothSilk Tissue Expander, has not yet received approval to sell its products in the United States.
For the three months ended March 31, 2024 and 2023, Brazil accounted for 10.5% and 12.8%, respectively, of consolidated revenue and no other individual country exceeded 10% of consolidated revenue, on a ship-to destination basis.
The majority of the Company’s consolidated total assets, including cash and tangible assets, is held in the United States. The Company’s long-lived assets, which primarily consist of property and equipment and intangible assets located in Costa Rica, represented 84% and 80% of the total long-lived assets as of March 31, 2024 and December 31, 2023, respectively.
Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Significant accounting estimates and management judgments reflected in the condensed consolidated financial statements include items such as accounts receivable valuation and allowances, inventory valuation and allowances, valuation of acquired intangible assets, and valuation of deferred income tax assets, including tax valuation allowances. Estimates are based on historical experience, where applicable, and other assumptions believed to be reasonable by management. Actual results may differ from those estimates under different assumptions or conditions.
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
Substantially all of the Company’s revenue has been derived from sales of its products in international markets, principally Europe, the Middle East, Latin America, and Asia. In the international markets in which the Company operates, the Company uses a combination of distributors and direct sales to customers. The Company performs ongoing credit evaluations of its distributors and customers, does not require collateral, and maintains allowances for potential credit losses on customer accounts when deemed necessary.
Substantially all of the Company’s revenues were derived from the sale of Motiva Implants. During the three months ended March 31, 2024, no customer accounted for more than 10% of the Company’s revenue. During the three months ended March 31, 2023, one customer accounted for more than 10% of the Company’s revenue. Two customers accounted for 12.5% and 10.7% of the Company’s trade accounts receivable balance as of March 31, 2024. Two customers accounted for 12.7% and 11.6% of the Company’s trade accounts receivable balance as of December 31, 2023.
The Company relies on Avantor, Inc. (formerly NuSil Technology, LLC), or Avantor, as the sole supplier of medical-grade silicone used in Motiva Implants. During the three months ended March 31, 2024 and 2023, the Company had purchases of $4.9 million, or 54.0% of total purchases, and $13.2 million, or 55.1% of total purchases, respectively, from Avantor. As of March 31, 2024 and December 31, 2023, the Company had an outstanding balance owed to this vendor of $4.1 million and $5.3 million, respectively.
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
Cash and Cash Equivalents
The Company’s cash consists of cash maintained in checking and interest-bearing accounts. The majority of the Company’s cash is held at two financial institutions in the United States, with balances in excess of FDIC insurance limits. The Company accounts for financial instruments with original maturities of three months or less at the date of purchase as cash equivalents. The Company held $2.4 million and $2.8 million in cash equivalents as of March 31, 2024 and December 31, 2023, respectively.
Accounts Receivable and Allowance for Credit Losses
Accounts receivable balance is stated at invoice value less estimated allowances for returns and credit losses. The Company continually monitors customer payments and maintains an allowance for estimated losses resulting from customers’ inability to make required payments. In evaluating the Company’s ability to collect outstanding receivable balances, the Company considers various factors including the age of the balance, the creditworthiness of the customer, which is assessed based on ongoing credit evaluations and payment history, and the customer’s current financial condition. In cases where there are circumstances that may impair a specific customer’s ability to meet its financial obligations, an allowance is recorded against amounts due, which reduces the net recognized receivable to the amount reasonably believed to be collectible.
Inventory and Cost of Revenue
Inventory is stated at the lower of cost to purchase or manufacture the inventory or the net realizable value of such inventory. Cost is determined using the standard cost method which approximates actual costs using the first-in, first-out basis. The Company regularly reviews inventory quantities, actual losses, projected future demand, and remaining shelf life to record a provision for obsolete and/or damaged inventory. Provision for inventory obsolescence of $4.3 million and $3.9 million has been recorded as of March 31, 2024 and December 31, 2023, respectively.
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
Shipping and Handling Costs
Shipping and handling costs are expensed as incurred and are included in selling, general and administrative, or SG&A, expenses. For the three months ended March 31, 2024 and 2023, shipping and handling costs were $1.7 million and $2.8 million, respectively.
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
The Company recognizes revenue when title to the product and risk of loss transfer to customers, provided there are no remaining performance obligations required of the Company or any written matters requiring customer acceptance. The Company allows for the return of product from direct customers in certain regions in limited instances within fifteen days after the original sale and records estimated sales returns as a reduction of sales in the same period revenue is recognized. Appropriate reserves are established for anticipated sales returns based on historical experience, recent gross sales and any notification of pending returns. Actual sales returns in any future period are inherently uncertain and thus may differ from the estimates. If actual sales returns differ significantly from the estimates, an adjustment to revenue in the current or subsequent period is recorded. An allowance of $0.1 million and $0.3 million was recorded for product returns as of March 31, 2024 and December 31, 2023, respectively. Taxes collected from customers for remittance to governmental authorities are excluded from net sales.
A portion of the Company’s revenue is generated from the sale of consigned inventory maintained at physician, hospital, or clinic locations. For these products, revenue is recognized at the time the Company is notified by the consignee that the product has been implanted, not when the consigned products are delivered to the consignee’s warehouse.
Revenue was generated in these primary geographic markets:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
EMEA (Europe / Middle East / Africa)	$20,602	$19,985
Latin America	7,905	11,620
Asia-Pacific	8,598	14,021
Other	62	898
Total revenue	$37,167	$46,524

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
Deferred revenue primarily consists of payments received in advance of meeting revenue recognition criteria. The Company has received payments from distributors to provide distribution exclusivity within a geographic area and recognizes revenue on a ratable basis over the term of such contractual distribution relationship. Additionally, the Company has received payments from customers in direct markets prior to surgical implantation and recognizes deferred revenue at the time the Company is notified by the customer that the product has been implanted. For all arrangements, any revenue that has been deferred and is expected to be recognized beyond one year is classified as long-term deferred revenue and included in “Other liabilities, long-term” on the condensed consolidated balance sheets (see Note 3).

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
The Company depreciates owned buildings on a straight-line basis over 50 years of useful life. Depreciation of property and equipment is computed using the straight-line method over the assets’ estimated useful lives of five to ten years. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life of the asset or the remaining lease term after factoring expected renewal periods. Upon retirement or disposal of assets, the costs and related accumulated depreciation are eliminated from the accounts and any gain or loss is recognized in operations. Maintenance and repairs are expensed as incurred. Substantially all of the Company’s manufacturing operations and related property and equipment are located in Costa Rica.
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
The Company capitalizes certain costs related to intangible assets, such as patents, trademarks and software development costs. The Company follows the provisions of ASC 350-40, Internal Use Software for determining whether computer software is internal-use software and on accounting for the costs of computer software originally developed or obtained for internal use. The Company expenses all costs incurred during the preliminary project stage of software development and capitalizes the costs incurred during the application development stage. Costs incurred relating to upgrades and enhancements to the software are capitalized if it is determined that these upgrades or enhancements add additional functionality to the software. Costs incurred to improve and support products after they become available are charged to expense as incurred.
The Company records purchased intangible assets at their respective estimated fair values at the date of acquisition. Purchased finite-lived intangible assets are being amortized using the straight-line method over their

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
During the year ended December 31, 2023, there was no impairment of goodwill or intangible assets based on the qualitative assessments performed by the Company. As of March 31, 2024, no triggering events have occurred which would indicate that the acquired intangible asset values may not be recoverable.
Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. There were no impairment charges, or changes in estimated useful lives recorded during the year ended December 31, 2023. As of March 31, 2024, no triggering events have occurred which would indicate that the acquired long-lived asset values may not be recoverable.
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
The Company operates in various tax jurisdictions and is subject to audits by various tax authorities.
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
There were no material uncertain tax positions in fiscal year 2023 or for the three months ended March 31, 2024.
Foreign Currency
The financial statements of the Company’s foreign subsidiaries whose functional currencies are the local currencies are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, stockholders’ equity at the historical rates of exchange, and income and expense amounts at the average exchange rate for the period. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in “Accumulated other comprehensive income” as equity in the condensed consolidated balance sheet. Transactions denominated in currencies other than the applicable functional currency

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses resulting from foreign currency transactions are included within “Other income (expense), net” in the condensed consolidated statements of operations. For the three months ended March 31, 2024, foreign currency transaction loss amounted to $3.0 million as compared to a foreign currency transaction gain of $0.9 million for the three months ended March 31, 2023.
Comprehensive Loss
The Company’s comprehensive loss consists of net loss and foreign currency translation adjustments arising from the consolidation of the Company’s foreign subsidiaries.
Share-Based Compensation
The Company measures and recognizes compensation expense for all share-based awards in accordance with the provisions of ASC 718, Stock Compensation. Share-based awards granted include stock options, restricted stock units, or RSUs, and restricted stock awards, or RSAs. Share-based compensation expense for stock options and RSAs or RSUs granted to employees is measured at the grant date based on the fair value of the awards and is recognized as an expense ratably on a straight-line basis over the requisite service period. The fair value of options to purchase shares is estimated on the grant date using the Black-Scholes option valuation model.
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
Reclassifications
Certain reclassifications have been made to prior year amounts to conform to the current year presentation. These reclassifications had no material impact on the Company’s financial position as of March 31, 2024 or results of operations for the three months ended March 31, 2024.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following recent accounting pronouncements issued by the FASB could have a material effect on the Company’s financial statements:
Recently Issued Accounting Standards
In November 2023, the FASB issued Accounting Standards Update, or ASU, No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, especially significant segment expenses, and provides new disclosure requirements for entities with a single reportable segment. The new guidance is effective for our annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025. The Company is currently evaluating the potential impact of the updated requirements, but based on current understanding, does not expect a material impact on its consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topics 740): Improvements to Income Tax Disclosures, which enhances the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. The guidance is effective for annual periods beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on the financial statement disclosures.
3.     Balance Sheet Accounts
Inventory, Net

	March 31, 2024	December 31, 2023
	(in thousands)
Raw materials	$39,080	$40,663
Work in process	1,578	1,727
Finished goods	31,831	37,081
Total inventory, net	$72,489	$79,471

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of March 31, 2024 and December 31, 2023, $8.3 million and $7.1 million of inventory was on consignment, respectively.
Prepaid Expenses and Other Current Assets

	March 31, 2024	December 31, 2023
	(in thousands)
Prepaid insurance	$431	$2,747
Prepaid services	1,882	420
Prepaid taxes	792	1,073
Prepaid assets	352	394
Prepaid raw materials and accessories	254	468
Prepaid U.S. clinical trial costs	137	176
Prepaid warranty and distribution rights	249	275
Prepaid software	594	506
Other	2,697	2,418
Total prepaid expenses	$7,388	$8,477

Property and Equipment, Net

	March 31, 2024	December 31, 2023
	(in thousands)
Machinery and equipment	$20,040	$20,510
Building improvements	10,137	10,626
Furniture and fixtures	13,782	9,224
Building	16,109	16,109
Leasehold improvements	2,580	2,600
Land	3,694	3,694
Vehicles	176	176
Construction in process	29,951	30,593
Total	96,469	93,532
Less: Accumulated depreciation and amortization	(17,225)	(16,327)
Total property and equipment, net	$79,244	$77,205

For the three months ended March 31, 2024 and 2023, depreciation and amortization expense related to property and equipment was $0.9 million and $0.6 million, respectively.
In August 2021, the Company entered into a contract with the Zona Franca Coyol, S.A., or CFZ, to begin construction of a new manufacturing facility in Costa Rica. The costs for improvement of the land and construction of a cold shell building were being paid for by CFZ while the Company paid for internal improvements and customization. In 2022, the Company exercised its option to purchase the title to the land and cold shell building for approximately $12.6 million. The Company has the option to buy an adjacent lot of land for approximately

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
$2.8 million and engage CFZ to construct an additional manufacturing facility. In July 2023, the Company announced the grand opening of the first phase of the Sulàyöm Innovation Campus.
Accrued Liabilities
Accrued liabilities consisted of the following:

	March 31, 2024	December 31, 2023
	(in thousands)
Performance bonus	$5,543	$4,451
Payroll and related expenses	5,319	5,223
Operating lease liabilities - current	837	773
Commissions	434	344
Professional and legal services	1,828	1,269
Taxes	380	109
Warranty reserve	130	119
Other	736	1,402
Total accrued liabilities	$15,207	$13,690

Other Liabilities, Short-Term
Other liabilities, short-term consisted of the following:

	March 31, 2024	December 31, 2023
	(in thousands)
Deferred revenue	$1,739	$1,836

Other Liabilities, Long-Term
Other liabilities, long-term consisted of the following:

	March 31, 2024	December 31, 2023
	(in thousands)
Deferred revenue	$1,394	$1,498
Other	151	147
Total other liabilities, long-term	$1,545	$1,645

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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company’s goodwill and most intangibles at March 31, 2024 are the result of previous asset and business acquisitions. Finite-lived intangibles are amortized over their estimated useful lives based on expected future benefit.
In addition to the intangibles acquired, the Company capitalized certain patent and license rights as identified intangibles based on patent and license rights agreements entered into over the past several years. Additionally, the Company capitalized certain software development costs.
There were no changes in the carrying amount of goodwill during the three months ended March 31, 2024:

	Balance as of January 1, 2024	Additions	Accumulated Impairment Losses	Balance as of March 31, 2024
	(in thousands)
Goodwill	$465	$—	$—	$465

The carrying amounts of these intangible assets other than goodwill as of March 31, 2024 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives
	(in thousands)			(in years)
Patents and license rights	$2,007	$(1,438)	$569	7-12
Customer relationships	2,033	(1,992)	41	4-10
510(k) authorization	567	(317)	250	15
Developed technology	62	(62)	—	10
Capitalized software development costs	5,293	(2,919)	2,374	2-5
Other	183	(42)	141	2-5
Capitalized software development costs not yet amortized	5,698	—	5,698
Patents and license rights not yet amortized	441	—	441
Total intangibles other than goodwill	$16,284	$(6,770)	$9,515

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The carrying amounts of intangible assets other than goodwill as of December 31, 2023 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives
	(in thousands)			(in years)
Patents and license rights	$2,007	$(1,414)	$593	7-12
Customer relationships	2,033	(1,987)	46	4-10
510(k) authorization	567	(307)	260	15
Developed technology	62	(62)	—	10
Capitalized software development costs	5,293	(2,653)	2,640	2-5
Other	183	(41)	142	2-5
Capitalized software development costs not yet amortized	3,865	—	3,865
Patents and license rights not yet amortized	441	—	441
Total intangibles other than goodwill	$14,451	$(6,464)	$7,987

The amortization expense associated with intangible assets was $0.3 million for each of the three months ended March 31, 2024 and 2023. Non-product related amortization is recorded in SG&A while product related amortization is recorded in cost of revenue.
As of March 31, 2024, the amortization expense related to identifiable intangible assets, with definite useful lives, in future periods is expected to be as follows:

Year Ending December 31,	(in thousands)

2024 (remaining)	$848
2025	1,024
2026	561
2027	329
2028	185
Thereafter	427
Total expected future amortization expense	$3,374

The Company evaluates the recoverability of goodwill and indefinite-lived intangible assets annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. During the year ended December 31, 2023, there was no impairment of goodwill or intangible assets based on the qualitative assessments performed by the Company. As of March 31, 2024, no triggering events have occurred which would indicate that the acquired intangible asset values may not be recoverable.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
On February 21, 2024, the Company entered into a Second Amendment to the Credit Agreement, or the Amendment, which amends terms applicable to the two remaining available tranches, Tranche C Term Loans and Tranche D Term Loans. The terms of the Tranche A Term Loans and Tranche B Term Loans were not modified.
Pursuant to the terms of the Credit Agreement, as amended, the Term Loans will be advanced in four tranches:
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
•The third tranche, or the Tranche C Term Loan, of $25 million will be advanced at the Company’s election prior to December 31, 2024, subject to the Administrative Agent having received evidence that FDA approval of Motiva Implants for augmentation use in the United States has been issued (or the Tranche A Milestone) and subject to the other terms and conditions of the Credit Agreement and the Amendment.
•The fourth tranche, or the Tranche D Term Loan, of $25 million will be advanced at the Company’s election prior to June 30, 2025, subject to the Administrative Agent having received both (a) evidence that a specified gross sales threshold has been met, and (b) the Tranche C Term Loan having been funded, and subject to the other terms and conditions of the Credit Agreement. The Amendment reduced the applicable gross sales threshold from trailing twelve-month gross sales of $225 million to $195 million.
The Term Loans will mature on the 5-year anniversary of the Closing Date, or the Maturity Date. The Term Loans accrue interest at a rate equal to 9% per annum for Tranche A and Tranche B, 10% per annum for Tranche C and Tranche D, or, at any time following the Tranche C Funding Milestone and the Administrative Agent’s receipt of evidence that a gross sale threshold of $225 million in trailing twelve month gross sales have been met, 8.25% per annum for Tranche A and Tranche B. Accrued interest is due and payable in cash on the last business day of March, June, September, and December of each year; provided, however, that prior to the second anniversary of the Closing Date, the Company may pay an amount of interest on the outstanding Tranche A Term Loans and Tranche B Term Loans corresponding to 600 basis points of the interest rate in kind, or PIK, on each applicable payment date, subject to prior written notice delivered to the Administrative Agent, which has been delivered. Each of the Term Loans will be subject to the original issue discount of 2% of the principal amount thereof upon the drawing of each applicable tranche. Upon any payment or prepayment in full or in part of the Term Loans, whether voluntary or involuntary, the Company is required to pay an exit fee equal to 3% of the principal amount of the Term Loan paid, or the Exit Fee.
The Company may elect to prepay all or any portion of the amounts owed prior to the Maturity Date, provided that the Company provides notice to the Administrative Agent, the amount is not less than $5 million, and the amount is accompanied by all accrued and unpaid interest thereon through the date of prepayment, plus the applicable yield protection premium and the applicable Exit Fee. Prepayments of the Tranche A Term Loans or Tranche B Term Loans prior to the second anniversary of the Closing Date or prepayments of the Tranche C Term Loans or Tranche D Term Loans prior to the one-year anniversary of the applicable funding date will be accompanied by a yield protection premium equal to the sum of all interest that would have accrued through such second anniversary plus 4% of the principal amount so prepaid. Prepayments of the Term Loans after the second anniversary of the Closing Date in the case of Tranche A Term Loans and Tranche B Term Loans or the one year anniversary of the applicable funding date in the case of the Tranche C Term Loans and the Tranche D Term Loans but before, in each case, the third anniversary of the Closing Date, will be accompanied by a yield protection premium equal to 4% of the principal amount so prepaid if made prior to the third anniversary of the Closing Date, 2% if made on or after the 3rd anniversary of the Closing Date but prior to the fourth anniversary of the Closing Date, and 0% if made on or after the 4th anniversary of the Closing Date. If the Term Loans are accelerated following the occurrence of an event of default, the Company shall immediately pay to Lenders the sum of all obligations for principal, accrued interest, the applicable yield maintenance premium and the applicable Exit Fee. Under the Amendment, Tranche D Term Loans were modified to provide for a make whole plus 4% for

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
any prepayments of the Tranche C Term Loans and Tranche D Term Loans during the one year period after their advance. The existing prepayment premium schedule was otherwise preserved.
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
The effective interest rate under the Credit Agreement is 10.4%, and the weighted average interest rate is 9.0%. The Company elected to pay interest in kind on up to two-thirds of cash interest payments prior to the second anniversary of the Closing Date, resulting in a minimum initial cash interest rate of 3.00%. During the three months ended March 31, 2024 and 2023, the Company incurred $4.3 million and $4.1 million in interest expense, respectively, in connection with the Credit Agreement. No principal payments are due on the Term Loans until the final maturity date on April 26, 2027.
As of March 31, 2024, $195.5 million was outstanding under the Credit Agreement representing the initial principal of $150 million for the Tranche A Term Loan, $25 million for the Tranche B Term Loan and $20.5 million of interest accrued into the principal balance.
The Company recorded Oaktree debt on the condensed consolidated balance sheets as follows:

	March 31, 2024	December 31, 2023

	(in thousands)
Principal	$195,455	$192,566
Net unamortized debt discount and issuance costs	(3,269)	(3,827)
Net carrying value of Oaktree debt	$192,186	$188,739

As of March 31, 2024, the Company was in compliance with all financial debt covenants.

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
The Company has operating leases for facilities and office spaces. Operating lease assets and the related lease liabilities are included within the ROU operating lease assets on the condensed consolidated balance sheets. The determination of whether an arrangement is, or contains, a lease is performed at the inception of the arrangement. The Company has operating leases for certain facilities, and office spaces to be used in its operations, with remaining lease terms ranging from monthly to 6 years. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at the election of the Company to renew or extend the lease for additional years. These optional periods have not been considered in the determination of the ROU or lease liabilities associated with these leases as management did not consider it reasonably certain it would exercise the options.
During the three months ended March 31, 2024, the Company earned income from subleasing a warehouse facility for the remaining life of an existing master lease. The sublease agreement did not release the Company from its obligations under the master lease, and no modifications were made to the lease agreement. Income from the sublease is recognized on a straight-line basis over the term of the agreement.
The Company’s lease and sublease agreements do not contain any termination options, material residual value guarantees, material bargain purchase options or material restrictive covenants. The Company does not have any lease transactions with related parties.
Total lease cost includes the following components:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Operating lease expense cost	$313	$277
Sublease income	(78)	—
Total lease cost, net of sublease income	$235	$277

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	March 31, 2024	December 31, 2023
Supplemental balance sheet information	(in thousands)
Operating lease right-of-use assets	$3,908	$3,381

Operating lease liabilities - short-term	837	773
Operating lease liabilities - long-term	3,180	2,712
Total operating lease liabilities	$4,017	$3,485

Weighted-average remaining lease term (years)
Operating leases	4.5	4.6

Weighted-average discount rate (%)
Operating leases	10.1%	9.3%

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	(in thousands)
Operating cash outflows from operating lease expenses	$306	$268
Operating cash inflows from subleases	(80)	—
Operating cash outflows from operating leases, net of sublease income	$226	$268

ROU assets obtained in exchange for new lease liabilities
Operating leases	$734	$478

Maturities of lease liabilities as of March 31, 2024 were as follows:

Years Ending December 31,	Operating Leases
(in thousands)
2024 (remaining)	$877
2025	1,101
2026	1,026
2027	920
2028	775
Thereafter	369
Total future minimum lease payments	5,068
Less: Amount of lease payments representing interest	(1,051)
Present value of future minimum lease payments	$4,017

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The undiscounted future cash receipts from the Company’s sublease as of March 31, 2024 were as follows:

Years Ending December 31,	Sublease
(in thousands)
2024 (remaining)	$241
2025	332
2026	343
2027	355
2028	368
Thereafter	315
Total undiscounted future sublease cash receipts	$1,954

7.    Shareholders’ Equity
Under the Company’s Amended and Restated Memorandum of Association and Articles of Association, or Articles, in effect as of March 31, 2024 and December 31, 2023, the Company has authorized an unlimited number of common shares with no par value.
As of March 31, 2024 and December 31, 2023, 27,884,749 and 26,495,250 common shares, respectively, were issued and 27,476,679 and 26,087,180 common shares, respectively, were outstanding.
During the three months ended March 31, 2024, the Company granted stock options and RSUs to employees and contractors (see Note 9).
On January 9, 2024. the Company entered into a securities purchase agreement with select institutional accredited investors to sell 1,101,565 common shares at a price of $25.00 per share and pre-funded warrants to purchase 898,435 common shares at a price of $24.999 per share. The pre-funded warrants may be exercised immediately at a price of $0.001 per share until exercised in full. Net proceeds to us from the offering, after deducting offering expenses, were approximately $49.7 million.
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
The Company had reserved common shares for future issuances as follows:

	March 31, 2024	December 31, 2023
Warrants to purchase common shares	675,413	—
Options to purchase common shares	1,517,183	1,487,387
Remaining shares available under the 2018 Equity Incentive Plan	2,165,718	2,953,884
Shares issuable on vesting of grants of RSUs	312,426	196,177
Remaining shares available under the 2018 ESPP	1,222,000	1,035,000
Total	5,892,740	5,672,448

8.    Warrants
In January 2024, the Company issued pre-funded warrants for the purchase of 898,435 common shares to select

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
institutional accredited investors at a fixed exercise price of $0.001 per share. The pre-funded warrants are exercisable immediately and until exercised in full.
During the three months ended March 31, 2024, warrants to purchase 223,022 shares were net exercised to obtain 223,019 shares. As of March 31, 2024, warrants to purchase 675,413 common shares were outstanding and exercisable. As of December 31, 2023, no warrants were outstanding and exercisable.

Warrant Holder	Issue Date	Shares	Exercise Price	Expiration Date
Blackwell Partners LLC	1/9/2024	296,978	$0.001	*
Pinehurst Partners, L.P.	1/9/2024	80,000	$0.001	*
RTW Master Fund, Ltd.	1/9/2024	164,367	$0.001	*
RTW Innovation Master Fund, Ltd.	1/9/2024	134,068	$0.001	*

* The warrants are exercisable immediately and until exercised in full.
9.     Share-Based Compensation
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
Pursuant to the “evergreen” provision contained in the 2018 Plan, the number of common shares reserved for issuance under the 2018 Plan automatically increases on first day of each fiscal year, commencing on January 1, 2019, in an amount equal to the least of (1) 750,000 shares, (2) 4% of the total number of the Company’s common shares outstanding on the last day of the preceding fiscal year, or (3) a number of common shares as may be determined by the Company’s Board of Directors prior to any such increase date. On each of January 1, 2019 through 2024 the number of common shares authorized for issuance increased automatically by 750,000 shares in accordance with the evergreen provision, increasing the maximum number of common shares reserved under the 2018 Plan to 6,000,000.
During the periods presented, the Company recorded the following share-based compensation expense for stock options and RSUs:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Sales, general and administrative	$2,908	$2,748
Research and development	536	576
Total stock compensation expense	$3,444	$3,324

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Stock Options

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2023	1,487,387	$47.47	6.27	$4,308
Granted (weighted-average fair value $32.58 per share)	144,463	46.47
Exercised	(53,400)	26.70
Forfeited/canceled	(61,267)	67.18
Balances at March 31, 2024	1,517,183	$47.31	6.38	$19,981

As of March 31, 2024, 975,179 options were vested and exercisable with a weighted-average exercise price of $41.52 per share and a total aggregate intrinsic value of $17.6 million.
During the three months ended March 31, 2024, 53,400 options were exercised at a weighted-average price of $26.70 per share. The intrinsic value of the options exercised during the three months ended March 31, 2024 and 2023 was $1.1 million and $2.5 million, respectively. Upon the exercise of stock options, the Company issued new shares from its authorized shares.
At March 31, 2024, unrecognized compensation expense was $14.5 million related to stock options granted to employees and members of the Board of Directors and $0.9 million related to stock options granted to consultants. The weighted-average period over which such compensation expense will be recognized is 2.3 years.
Stock Options Granted to Employees
Share-based compensation expense for employees is based on the grant date fair value. The Company recognizes compensation expense for all share-based awards ratably on a straight-line basis over the requisite service period of the awards, which is generally the vesting term of four years. During the three months ended March 31, 2024 and 2023, the Company recognized $1.8 million and $2.1 million, respectively, of share-based compensation expense for stock options granted to employees.
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
The fair value of stock options granted to employees was estimated using the following assumptions:

	Three Months Ended March 31,
	2024	2023
Volatility	71% - 75%	62%
Risk-free interest rate	4.1% - 4.8%	4.1% - 4.3%
Term (in years)	6.25	6.25
Dividend yield	—	—

Stock Options Granted to Non-Employees
Share-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned using an accelerated attribution method. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered. For the three months ended March 31, 2024 and 2023, the Company recognized expense of $0.1 million and $0.4 million, respectively, for stock options granted to consultants.
The fair value of stock options granted to consultants was estimated using the following assumptions during the following periods presented:

	Three Months Ended March 31,
	2024	2023
Volatility	65% - 68%	60%
Risk-free interest rate	4.1% - 4.5%	4.0%
Term (in years)	10	10
Dividend yield	—	—

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Restricted Stock
Each vested RSU entitles the holder to be issued one common share. These awards vest according to a vesting schedule determined by the Compensation Committee of the Company’s Board of Directors, generally over a one to four year period.
The following table represents RSU activity for fiscal 2024:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding unvested at December 31, 2023	196,177	$56.89
Granted	140,770	47.29
Vested	(11,979)	69.42
Forfeited/canceled	(12,542)	62.24
Outstanding unvested at March 31, 2024	312,426	$51.87

The fair value of RSUs is the grant date market value of common shares. The Company recognizes share-based compensation expense related to RSUs using a straight-line method over the vesting term of the awards. The share-based compensation expense for RSUs that vested during the three months ended March 31, 2024 and 2023, was $1.5 million and $0.8 million, respectively, which was calculated based on the market value of the Company’s common shares on the applicable grant date.
As of March 31, 2024, the Company had unrecognized share-based compensation cost of approximately $14.9 million associated with unvested awards of RSUs. This cost is expected to be recognized over a weighted-average period of approximately 2.7 years.
10 .    Net Loss Per Share
The following table summarizes the computation of basic and diluted net loss per share for the periods presented:

	Three Months Ended March 31,
	2024	2023
	(in thousands, except share and per share data)
Numerator:
Net loss	$(16,202)	$(11,942)
Denominator:
Weighted average common shares used for basic and diluted earnings per share	27,788,120	24,678,113
Net loss per share:
Basic and diluted	$(0.58)	$(0.48)

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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares:

	Three Months Ended March 31,
	2024	2023
Options to purchase common shares	1,517,183	1,634,983
Shares issuable on vesting of grants of RSUs	312,426	202,680
Total potentially dilutive shares outstanding	1,829,609	1,837,663

11.    Related Party Transactions
During the three months ended March 31, 2024 and 2023, the Company recorded revenue of $0.2 million and $0.5 million, respectively, for product sales to Herramientas Medicas, S.A., a distribution company owned by a family member of the Chief Executive Officer of the Company. Accounts receivable owed to the Company from this distribution company amounted to approximately $0.4 million and $0.6 million as of March 31, 2024 and December 31, 2023, respectively.
In 2016, the Company also entered into a separate agreement with Dr. Chacón Quirós, the brother of the Company’s Chief Executive Officer Juan José Chacón Quirós, to maintain his clinic in Costa Rica as a MotivaImagine Excellence Center and to host and train physicians in the use of the Company’s products in relevant procedures, among other services, in exchange for cash reimbursement of up to $4,500 per day that such services are rendered. In August 2022, the Company entered into a new agreement with Dr. Chacón Quirós, replacing the original agreement, to continue the training services in exchange for cash reimbursement of his hourly rate of $531 when such services are rendered. In December 2020, Dr. Chacón Quirós was granted options to purchase 22,068 common shares vesting over four years in equal annual installments, provided that he continues to provide these services at such times. During the three months ended March 31, 2024 and 2023, the Company paid Dr. Chacón Quirós approximately $30,000 and $60,000, respectively, for services rendered.
On December 12, 2022, the Company granted to Nicholas Lewin, a member of the board of directors, a stock option award for 7,829 options with a grant date fair value of $0.4 million as a compensation for consulting services he performs for the Company in addition to his services as a non-employee director. In addition, on May 28, 2023, the Company awarded Mr. Lewin a performance-based grant for 27,756 restricted stock units with a grant date fair value of $1.8 million as compensation for consulting services he performed for the Company.
On April 1, 2022, the Company entered into a consulting agreement with Lisa Gersh, who served on the Company’s board of directors until March 31, 2022. Pursuant to the consulting agreement, Ms. Gersh will perform consulting services as requested by the Company, with the expectation that she will advise the board of directors on elements of corporate leadership and governance. During the three months ended March 31, 2024 and 2023, the Company paid Ms. Gersh a consulting fee of $43,750. In addition, her outstanding equity awards granted during her term as a member of the board of directors continued to vest in accordance with their terms. The consulting agreement terminated on March 31, 2024.
12.     Employee Benefits
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Company policy recognizes termination benefits as expenses of the period during which the termination occurs, when the legal obligation is assumed due to the aforementioned events.
As of March 31, 2024, the Company has 41 employees in Brazil and 4 employees in Argentina who are represented by a labor union.
13.     Commitments and Contingencies
Contingencies
Periodically, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. As of March 31, 2024 and 2023, and as of December 31, 2023, contingent liabilities were not material, individually or in aggregate, to the Company's financial condition, results of operations or cash flows. However, any monetary liability or financial impact to the Company from these contingent liabilities could differ materially from the Company's expectations.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors,” in Part II, Item 1A of this Quarterly Report on Form 10-Q. See “Special Note Regarding Forward-Looking Statements” above.
Overview
Our line of silicone gel-filled breast implants, branded as Motiva Implants, is the centerpiece of our medical technology platform and, to date, are registered to be sold in 86 countries, including, most recently, in China. Our post-market surveillance data (which was not generated in connection with a United States Food and Drug Administration, or FDA, pre-market approval, or PMA, study collected at defined follow-ups but was patient or practitioner reported) and published third-party registries and data indicate that Motiva Implants have low rates of adverse events (including rupture, capsular contracture, and safety related reoperations) that we believe compare favorably with those of our competitors. We believe the proprietary technologies that differentiate our Motiva Implants enable improved safety and aesthetic outcomes and drive our revenue growth. We have developed other complementary products and services, which are aimed at further enhancing patient outcomes.
We have devoted a majority of our resources since inception to developing our Motiva Implants, which we began selling in October 2010. We have incurred net losses in each year since inception, and we have financed our operations primarily through equity financings and debt financings. We are currently seeking FDA approval to sell Motiva Implants in the United States. We obtained an investigational device exemption, or IDE, from the FDA in March 2018 to conduct a clinical trial for the Motiva Implants and, in February 2023, we submitted the last of the four required modules to the FDA. In October 2023, the FDA granted 510(k) clearance for the Motiva Flora SmoothSilk Tissue Expander. In April 2024, the FDA scheduled a preapproval inspection of our manufacturing facility in Costa Rica for Motiva Implants, scheduled to occur in the second quarter of 2024.
In April 2023, we presented three-year patient follow-up data for the primary augmentation cohort of the IDE clinical trial at The Aesthetic Meeting. The preliminary results for the primary augmentation cohort's four-year patient follow-up data, which we released in May 2024, indicated that our rates of capsular contracture and rupture have remained unchanged for the past two years. At year four, there are still only two patients with capsular contracture, which equates to one in 200 women, and only one patient with a suspected rupture.
Financial Highlights
Our revenue for the three months ended March 31, 2024 and 2023 was $37.2 million and $46.5 million, respectively, a decrease of $9.3 million, or 20.0%. Net losses were $16.2 million for the three months ended March 31, 2024 as compared to $11.9 million for the three months ended March 31, 2023. As of March 31, 2024 we had an accumulated deficit of $376.3 million.
Our cash balance as of March 31, 2024 was $73.0 million.
Recent Developments
Regulatory and Operational Updates
In April 2024, we announced that the FDA has scheduled the PMA preapproval inspection of our manufacturing facility for Motiva Implants. The inspection by the FDA is scheduled to take place during the second quarter of 2024.
In January 2024, we announced the commercial launch of Motiva Implants in China and the completion of the first procedure with the Motiva Flora SmoothSilk Tissue Expander in the United States. These events follow our receipt of National Medical Products Administration, or NMPA, approval in China for Motiva Implants and our 510(k) clearance from the FDA for the Motiva Flora SmoothSilk Tissue Expander in the United States in November 2023.

We are in the process of expanding our manufacturing facilities and corporate offices in the Coyol Free Zone, or CFZ, in Costa Rica, which includes approximately 100,000 square feet of facility space intended to increase our manufacturing capacity by approximately 730,000 units per year. We estimate a total of $55.5 million in costs for this initial phase of our expansion project, of which the majority has been incurred to date. Additional phases of the project may be executed, at our option, to further expand manufacturing capacity at the new facility. We expect to commence manufacturing from the new facility in the second half of 2024. See Note 3 “Balance Sheet Accounts” for additional information.
In addition, in October 2023, we completed and announced the results of the two-year 100-patient clinical study for Mia Femtech, our patented technologies that can increase breast shape by 1 to 2 cups in a 15-minute procedure without the need for general anesthesia. The single-center, Institutional Review Board approved study began in December 2020 and involved participation of fifteen board-certified plastic surgeons from Costa Rica, Sweden, England, Brazil, Austria, Italy, Belgium, and the United States. We have launched Mia Femtech globally through partnerships with clinics in Japan, Spain, Switzerland, Sweden, Germany, France, Costa Rica, Turkey and the Middle East. In October 2023, we also launched, in select geographies, Zen - the newest generation of our passive RFID technology that is now non-ferromagnetic. Zen is available with Motiva Ergonomix2 Round implants in the Joy program.
Financing Activities
In January 2024, we entered into a securities purchase agreement with select institutional accredited investors to sell 1,101,565 common shares and pre-funded warrants to purchase 898,435 common shares. The pre-funded warrants are exercisable immediately, at a price of $0.001 per share, until exercised in full. Net proceeds to us form the offering, after deducting offering expenses, were approximately $49.7 million. See Note 7 “Shareholders’ Equity” for additional information.
In February 2024, we amended our credit agreement, or the Credit Agreement, with Oaktree Fund Administration, LLC, as administrative agent, which provides for term loans to the Company in an aggregate principal amount of up to $225 million. The amendment modified the access conditions, commitment termination dates and interest rates for the two remaining available tranches, Tranche C Term Loans and Tranche D Term Loans. See Note 5 “Debt” for additional information.
Components of Results of Operations
Revenue
We commenced sales of our Motiva Implants in October 2010, which have historically accounted for the majority of our revenues. Sales of our Motiva Implants accounted for over 96% of our revenues for the three months ended March 31, 2024, and we expect our revenues to continue to be driven primarily by sales of these products. We primarily derive revenue from sales of our Motiva Implants to two types of customers: (1) medical distributors and (2) direct sales to physicians, hospitals, and clinics.
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
Cost of Revenue and Gross Margin
Our implants are manufactured at our two facilities in Costa Rica. A third facility in Costa Rica is under construction and is currently expected to commence manufacturing in the second half of fiscal 2024. Cost of revenue is primarily the cost of silicone but also includes other raw materials, packaging, components, quality assurance, labor costs, as well as manufacturing and overhead expenses. Cost of revenue also includes depreciation expense for production equipment, and amortization of certain intangible assets.
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
We expect our SG&A expenses to remain significant in absolute dollars as our business grows and we continue to invest in our sales, marketing, medical education, training and general administration resources to build our corporate infrastructure. However, we expect our SG&A expenses to decrease as a percentage of our revenue over the long term, although our SG&A expenses may fluctuate from period to period due to the timing of expenses related to our sales and marketing campaigns.
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
We expect our R&D expenses to remain elevated for the foreseeable future as we continue to advance our products under development, as well as initiate and prepare for additional clinical studies. We received an approval of an IDE from the FDA in March 2018 to initiate a clinical trial and enrolled the first patient in April 2018. In August 2019, we completed all patient surgeries for the IDE aesthetic cohorts, which include primary augmentation and revision augmentation, and have now completed the three-year study subject follow-up for the aesthetic cohort. In June 2022, full enrollment of the IDE clinical trial was complete, and all surgeries in the primary reconstruction cohort were performed. As of September 30, 2022, we also completed the three-year study subject follow-up for the aesthetic cohort. In the fourth quarter of 2021, we initiated a modular PMA submission process with the FDA and submitted the first of four modules. The second, third and fourth modules were submitted to the FDA in May 2022, August 2022 and February 2023, respectively. In May 2024, we released preliminary results of the four-year patient follow-up data for the primary augmentation cohort our IDE clinical trial. The IDE clinical trial is expected to cost between $30.0 million and $40.0 million over ten years. As of March 31, 2024, approximately $31 million has been spent on the trial to date. We also have other products under development for which we may be required to conduct clinical trials in future periods in order to receive regulatory approval to market these products.
Interest Expense
Interest expense consists primarily of cash and non-cash interest related to outstanding debt and amortization of debt discounts. As of March 31, 2024, we had $195.5 million in outstanding principal under our term loan, including interest accrued into the principal balance. See Note 5 “Debt” for additional information.
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
Business Update Regarding Macroeconomic Conditions
•Financial Results: The second half of fiscal year 2023 showed a slowing in revenue growth as a result of an overall slowdown in demand for aesthetic procedures, primarily general uncertainty about macroeconomic conditions and seasonality. However, in 2024 to date, our markets are stabilizing, and we are seeing improving demand. During the first quarter of fiscal 2024, all of our global regions showed sequential improvement in both our direct and distributor markets, and we expect to see continued improvement in demand throughout 2024.
•Outlook: Demand for our products is dependent on the relative strength of the global and regional medical device markets, which are sensitive to general macroeconomic conditions. The current global macroeconomic environment remains complex, with elevated inflation and interest rates contributing to fear of potential recessionary conditions thus driving limitations on available discretionary spending in the markets we operate. These macroeconomic challenges, combined with geopolitical upheaval, have led to ongoing volatility within global markets. This negatively impacted demand for our products during the first quarter of 2024 and we expect this to continue in fiscal 2024.
In response to the decrease in demand at the end of fiscal 2023, we implemented measures such as downsizing our global workforce, reducing operational expenditures, and effectively managing inventory levels. Our focus will be on investing in our primary growth initiatives, which include the launch of our products in the U.S., the development of the Chinese market and promoting our product, Mia Femtech.
For additional information on the various risks and other uncertain macroeconomic conditions on our business, financial condition and results of operations, please see Part II. Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q.

Consolidated Results of Operations
The following table sets forth our results of operations for the periods presented, in dollars:

	Three Months Ended March 31,
	2024	2023
	(unaudited) (in thousands)
Revenue	$37,167	$46,524
Cost of revenue	12,787	16,445
Gross profit	24,380	30,079
Operating expenses:
Sales, general and administrative	28,941	31,706
Research and development	4,273	6,533
Total operating expenses	33,214	38,239
Loss from operations	(8,834)	(8,160)
Interest expense	(4,381)	(3,756)
Other income (expense), net	(2,549)	804
Loss before income taxes	(15,764)	(11,112)
Provision for income taxes	(438)	(830)
Net loss	$(16,202)	$(11,942)

Comparison of Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,
	2024	2023
	(unaudited) (in thousands)
Revenue	$37,167	$46,524
Cost of revenue	12,787	16,445
Gross profit	$24,380	$30,079
Gross margin	65.6%	64.7%

Revenue
Revenue decreased $9.3 million, or 20.0%, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The decrease was primarily due to a decrease in overall demand, partially offset by slight increases in sales prices globally. The decrease in demand was noted primarily in distributor markets, in the Asia-Pacific and, to a lesser degree, in Latin American regions, partially offset by stable revenues in our European markets. We believe the decrease is a result of an overall slowdown in demand primarily as a result of general uncertainty about macroeconomic conditions.
Cost of Revenue and Gross Margin
Cost of revenue decreased $3.6 million, or 22.0%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease in cost of revenue is in line with the decrease in revenue except as described below.
Gross margin increased to 65.6% for the three months ended March 31, 2024 as compared to 64.7% for the three months ended March 31, 2023, primarily due to the benefit of geographic mix and slight increases in average global selling prices in fiscal 2024, partially offset by a higher cost of labor and overhead, due, in part, to the revaluation of the Costa Rica colon.
Operating Expenses

	Three Months Ended March 31,
	2024	2024
	(unaudited) (in thousands)
Operating expenses:
Sales, general and administrative	$28,941	$31,706
Research and development	4,273	6,533
Total operating expenses	$33,214	$38,239

Sales, General and Administrative Expense
SG&A expense decreased $2.8 million, or 8.8%, to $28.9 million for the three months ended March 31, 2024, compared to $31.7 million for the three months ended March 31, 2023. The decrease in SG&A was primarily due to a $0.9 million decrease in sales and marketing expenses, a $0.9 million decrease in freight associated with lower sales, a $0.9 million decrease in commissions, a $0.3 million decrease in facilities costs, and a $0.2 million decrease in personnel and related costs from decreased headcount, partially offset by a $0.2 million increase in depreciation and amortization expenses, a $0.2 million increase in insurance expenses, and a $0.1 increase in software implementation costs. In the fourth quarter of 2023, we implemented measures targeting a decrease in operating expenses, including headcount reduction to lower global personnel costs.

Research and Development Expense
R&D expense decreased $2.2 million, or 33.8%, to $4.3 million for the three months ended March 31, 2024, compared to $6.5 million for the three months ended March 31, 2023 primarily due to a $1.4 million decrease in personnel costs from decreased headcount and a $0.9 million decrease in expenditures related to our IDE clinical trial in the United States.
Interest Expense
Interest expense for the three months ended March 31, 2024 was $4.4 million as compared to $3.8 million for the three months ended March 31, 2023. The increase was primarily due to an increase in debt principal.
Provision for Income Taxes
Provision for income taxes decreased $0.4 million, or 50.0%, to $0.4 million for the three months ended March 31, 2024, compared to $0.8 million for the three months ended March 31, 2023. The change in the provision for income taxes is primarily due to the decrease in pre-tax income in certain U.S. and foreign jurisdictions.
Other Income (Expense), Net
Other income (expense), net, decreased $3.7 million, or 528.6%, to a loss of $3.0 million for the three months ended March 31, 2024, compared to a gain of $0.7 million for the three months ended March 31, 2023. The decrease was primarily due to foreign currency fluctuations of the euro and the Brazilian real as compared to the U.S. dollar in the first quarter of 2024 compared to the first quarter of 2023, resulting in a foreign currency transaction loss of $3.0 million for the three months ended March 31, 2024, compared to a $0.9 million gain for the three months ended March 31, 2023.
Liquidity and Capital Resources
As of March 31, 2024, we had an accumulated deficit of $376.3 million. Since our inception, we have generated losses and expect to continue to generate losses in the near term. We have financed our operations through a combination of equity financings and debt financings, and from cash generated from operations, primarily from the collection of accounts receivable resulting from sales. Our historical cash outflows have primarily been associated with cash used for operating activities such as expansion of our sales and marketing and distributor infrastructure, investing in inventory, R&D activities, asset acquisitions, capital improvements, including our new manufacturing facility, and other working capital needs. As of March 31, 2024 and December 31, 2023, we had cash of $73.0 million and $40.0 million, respectively.
On April 27, 2023, we issued 1,100,000 common shares in an underwritten public offering, at a price to the public of $71.50 per share. The underwriters purchased the shares from the Company at a price of $67.21 per share and exercised the option to purchase an additional 165,000 common shares, at the public offering price per share. Net proceeds to us after deducting underwriting discounts and offering expenses were approximately $84.6 million. See Note 7 “Shareholders’ Equity” for additional information.
On January 9, 2024, we entered into a securities purchase agreement with select institutional accredited investors to sell 1,101,565 common shares at a price of $25.00 per share and pre-funded warrants to purchase 898,435 common shares at a price of $24.999 per share. The pre-funded warrants are exercisable immediately, at a price of $0.001 per share, and until exercised in full. Net proceeds to us from the offering, after deducting offering expenses, were approximately $49.7 million. See Note 7 “Shareholders’ Equity” for additional information.
In February 2024, we entered into an amendment to the Credit Agreement, which, among other changes, extends the termination date for commitments from March 31, 2024 to December 31, 2024 for Tranche C Term Loans and from December 31, 2024 to June 30, 2025 for Tranche D Term Loans, with a corresponding increase in the interest rate applicable to such loans from 9.0% per annum to 10.0% per annum. The milestones triggering the availability of the Tranche C Term Loans and Tranche D Term Loans was also modified by the amendment to (i) provide for availability of the Tranche C Term Loans upon FDA approval of Motiva Implants for augmentation use in the U.S. and removed the alternative to trigger availability of Tranche C Term Loans upon achieving trailing twelve month gross sales of $185 million, and (ii) provided for availability of the Tranche D Term Loans upon achieving trailing twelve month gross sales of $195 million, which was reduced from $225 million. See Note 5 “Debt” for additional information.

Our short-term liquidity requirements consist primarily of operating expenses and interest payments on the Credit Agreement. We believe that our available cash and cash from operations will be sufficient to satisfy our liquidity requirements for at least the next 12 months, including our contractual and other obligations summarized in our Annual Report on Form 10-K for the year ended December 31, 2023 under “Material Cash Requirements”. Our long-term liquidity needs consist primarily of operating expenses, including SG&A and R&D expenses related to our IDE clinical trial, regulatory compliance and product development and funds necessary to pay for the interest and principal payment on our Term Loans. Our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect.
Our future capital requirements will depend on many factors, including:
▪the degree and rate of market adoption of our products, particularly our Motiva Implants;
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
We may need to raise additional capital to execute our business plan. In April 2023, we filed an automatic shelf registration statement, or Shelf Registration Statement, with the SEC that expires in April 2026, which will allow us to offer and sell our common shares, warrants, rights and units. We may use the Shelf Registration Statement or other capital sources, including other offerings of equity or debt securities or the credit markets, to satisfy future financing needs. If we are unable to raise additional capital when desired, or on terms acceptable to us, our business, results of operations, and financial condition would be adversely affected.
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Three Months Ended March 31,
	2024	2023
	(unaudited) (in thousands)
Net cash provided by (used in):
Operating activities	$(11,152)	$(20,614)
Investing activities	(6,626)	(4,278)
Financing activities	51,043	1,183
Effect of exchange rate changes on cash	(320)	201
Net increase (decrease) in cash	$32,945	$(23,508)

Net Cash Used in Operating Activities
Net cash used in operating activities of $11.2 million for the three months ended March 31, 2024 was primarily comprised of a net loss of $16.2 million, changes in operating assets and liabilities of $5.7 million and $0.5 million of interest capitalized for construction in progress, partially offset by $3.4 million of non-cash interest expense due to accretion of debt discounts, $3.4 million of share-based compensation expense, $2.0 million of unrealized foreign currency loss, $1.3 million of non-cash depreciation and amortization expense, a $0.6 million change in provision for inventory obsolescence, and a $0.3 million change in allowance for credit losses.
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
Net Cash Used in Investing Activities
Net cash used in investing activities of $6.6 million for the three months ended March 31, 2024 primarily reflected $3.3 million in purchases of property and equipment primarily related to the new manufacturing facility, $1.9 million in purchases of intangibles primarily driven by the development of an enterprise resource planning system for our U.S. launch, and $1.4 million of cash paid for capital expenditures on construction in progress related to our new manufacturing facility in the CFZ in Costa Rica.
Net cash used in investing activities of $4.3 million for the three months ended March 31, 2023 primarily consisted of $3.8 million of cash paid for capital expenditures on construction in progress related primarily to our new manufacturing facility in the CFZ in Costa Rica and $0.4 million in purchases of property and equipment.
Net Cash Provided by Financing Activities
Net cash provided by financing activities of $51.0 million for the three months ended March 31, 2024 primarily reflected $49.7 million of proceeds received for the issuance of common shares and pre-funded warrants, net of offering expenses, from our private placement offering in January 2024 and $1.4 million in proceeds received for stock option exercises partially offset by $0.1 million paid to satisfy tax withholding obligations upon the vesting of restricted stock
Net cash provided by financing activities of $1.2 million for the three months ended March 31, 2023 primarily reflected $1.3 million in proceeds received for stock option exercises which was partially offset by $62,000 paid to satisfy tax withholding obligations upon the vesting of restricted stock and $26,000 in repayments on finance leases.
Material Cash Requirements
Our material cash requirements have not changed materially from those included in our Annual Report on the Form 10-K filed with the SEC on March 4, 2024.
Indebtedness
On April 26, 2022, or the Closing Date, we entered into the Credit Agreement, pursuant to which the Lenders agreed to make term loans to the Company in an aggregate principal amount of up to $225 million, which we collectively refer to as the Term Loans, with the first tranche of $150 million advanced on the Closing Date. Part of the first tranche was used to repay the outstanding principal and interest under the Madryn Credit Agreement in full, including the early repayment penalty of $6.5 million. In December 2022, we qualified to borrow and received an advance of $25 million under the second tranche. The Term Loans will mature on the 5-year anniversary of the Closing Date and accrue interest at a rate equal to 9% per annum. As of March 31, 2024, $195.5 million was outstanding under the Credit Agreement, representing the initial principal of $150 million for the Tranche A Term Loan, $25 million for the Tranche B Term Loan and $20.5 million of interest accrued into the principal balance.
In February 2024, we amended the Credit Agreement to modify the access conditions, commitment termination dates and interest rates for the two remaining available tranches, Tranche C Term Loans and Tranche D Term Loans. See “Liquidity and Capital Resources” above and Note 5 “Debt” for additional information. Our ability to draw down the third and fourth tranches of the Term Loans under the Credit Agreement will depend on our ability to satisfy the FDA regulatory approval and gross sales thresholds required to advance the tranches by the dates specified.
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
We identified certain critical accounting policies that affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements for the year ended December 31, 2023 included in our Annual Report on Form 10-K filed with the SEC on March 4, 2024, which we disclosed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations―Critical Accounting Policies, Significant Judgments and Use of Estimates in the Annual Report on Form 10-K. We have not made any material changes to these policies as previously disclosed in the Form 10-K.
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
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk during the three months ended March 31, 2024 has not materially changed from what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. See Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of March 31, 2024, the end of the period covered by this Quarterly Report on From 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report at the reasonable assurance level.
Material Weaknesses in Internal Control over Financial Reporting
We disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 that we had a material weakness in our internal control over financial reporting as of December 31, 2023 related to primary change management controls for direct database changes that were not designed and implemented effectively for specific localities.
Plan for Remediation of the Material Weakness
As described in our Annual Report on Form 10-K for the year ended December 31, 2023, we implemented a number of measures to address the material weakness referenced above. We improved policies and procedures and designed and documented more effective change management monitoring controls, through the use of systematic audit logging, that addresses the relevant risks in order to remediate the identified material weakness. The material weakness persists and will not be considered remediated until the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that the control objective is achieved, and the controls are operating effectively. We expect that the remediation of this material weakness will be completed by the end of 2024.
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

Additionally, we will be required to commit to significant and costly post-approval requirements, which will include follow-up of our clinical trial patients for up to ten years, creation of a patient registry or large post approval study, and/or other studies, and implementation of training programs for physicians. We may be unable to fund, enroll, or complete such trials in a timely fashion, or at all, and we may have an insufficient number of enrolled patients follow up as instructed. The results of clinical studies may not be favorable enough to support marketing approval in the United States, or may raise other questions (pertaining, for example, to product safety or effectiveness) that jeopardizes our current approvals for sale in other territories. We must also demonstrate that our manufacturing facilities, processes and controls are adequate to support FDA approval and that our clinical investigators complied with good clinical practices in the conduct of the clinical trial for our Motiva Implants.
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
Although we launched Motiva Implants commercially in October 2010 and have sold approximately 3.7 million units to date in various countries outside the United States, we do not have as much post-market surveillance data as our competitors and may not have clearly identified all possible or actual risks of our products. Furthermore, if our clinical trials do not produce patient data that compares favorably with breast implants that are already on the market, physicians and patients may opt to not use our products, and our business would suffer.
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
If the FDA or any similar foreign regulatory authority does not approve our products or requires additional clinical trials or preclinical data before approval, or if approval of our products includes additional restrictions on the label, or requires a characterization of our products, including the description of the product surface (e.g. smooth, texture, other) that differs from ours and/or other regulatory authorities, our business, financial condition, results of operations and growth prospects could be materially adversely affected.
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
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, during various times in the recent past, the U.S. government has shut down and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of foreign manufacturing facilities and routine surveillance inspections of domestic manufacturing facilities in 2020. If a prolonged government shutdown occurs, or if other events, including global health concerns, prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities in a timely manner, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future federal government shutdowns or delays in annual appropriations could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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
If we are unable to educate clinicians on the safe, effective and appropriate use of our products and designed surgeries, we may experience unsatisfactory patient outcomes, negative publicity and increased claims of product liability and may be unable to achieve our expected growth.
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
As part of our effort to educate and train plastic surgeons through our medical educational platform, we completed 192 and 201 medical training sessions worldwide during 2023 and 2022, respectively. If we are unable to offer, or if we experience a delay in offering, medical training sessions, we may experience reduced or slower than expected adoption of our products. Although we offer virtual training sessions through our medical educational platform, any limited ability to provide in-person programs to surgeons may reduce the effectiveness of, and interest in, our medical education efforts.
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
Manufacturing of silicone breast implants requires costly capital equipment and a highly skilled workforce. There is a significant lead time to build and certify a new manufacturing facility. Until 2017, we had one manufacturing facility in Costa Rica, and we experienced inventory shortages from time-to-time that impaired our ability to meet market demand. In March 2017, our second manufacturing facility, also located in Costa Rica, became operational, and we received certification under the multi-country MDSAP protocol and began shipping saleable product. Although we believe our current facilities give us adequate manufacturing capacity to meet current demand, we have, in the past, been unable to fill all incoming orders. We began construction of the third facility in Costa Rica during the third quarter of 2021. In July 2023, we announced the grand opening of the first phase of the Sulàyöm Innovation Campus. We currently expect to commence manufacturing from the new facility in the second half of fiscal 2024. If this expansion is not completed in a timely manner, or if we are not able to get required regulatory approvals for the new facility, our ability to fill incoming orders may be adversely impacted. If demand increases faster than we expect, or if we are unable to produce the quantity of goods that we expect with our current facilities, we may not be able to grow revenue at an optimal rate. There may be other negative effects from supply shortages, including loss of our reputation in the marketplace and a negative impact on our relationships with our distributors.
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
We have incurred losses to date and expect to continue to incur losses for the foreseeable future. Sales of our Motiva Implants accounted for approximately 96% of our revenues for the three months ended March 31, 2024 and 95% and 98% of our revenues for each of the years ended December 31, 2023 and December 31, 2022, and we expect our revenues to continue to be driven primarily by sales of these products. In order to achieve and sustain profitability, our revenues from these products will need to grow beyond the levels we have achieved in the past. If physicians and/or patients do not perceive our products to be competitive in features and safety when compared to other products in the market, or if demand for our Motiva Implants or for breast implants in general decreases, we may fail to achieve sales levels that provide for future profitability.
Our ability to successfully market Motiva Implants and our other current and future offerings depends on numerous factors, including but not limited to:
•the outcomes of current and future clinical studies of Motiva Implants to demonstrate our products’ value in improving safety outcomes and/or patient satisfaction;
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
Unfavorable global economic conditions, including slower growth or recession, inflation or decreases in consumer spending power or confidence, have in the past and could in the future adversely affect our business, financial condition or results of operations.
Our results of operations have been in the past, and could be in the future, adversely affected by general conditions in the global economy and in the global financial markets, such as slower growth or recession, continued inflation or decreases in consumer spending or confidence. A severe or prolonged economic downturn could result in a variety of risks to our business, including general economic pressure on our customers’ patients. Elective aesthetic procedures, including breast augmentation, are typically not covered by insurance and are less of a priority than other items for those patients that have lost their jobs, are furloughed, have reduced work hours or have to allocate their cash to other priorities. As a result, adverse changes in the global economy, including as a result of current inflationary pressures, higher interest rates, geopolitical conflicts, including the Russia-Ukraine war and the Hamas-Israel conflict, or macroeconomic fallout from a potential U.S. government default on its debt, may cause consumers to reassess their spending choices and reduce demand for elective aesthetic procedures, which could have an adverse effect on our net sales and profitability. A weak or declining global economy could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers or distributors to delay making payments for our products. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the economic climate and financial market conditions could adversely affect our business.
We have incurred net operating losses in the past and expect to incur net operating losses for the foreseeable future.
We have incurred net operating losses since our inception, and we continue to incur significant research and development and general and administrative expenses related to our operations. We do not expect to be profitable in 2024, and in future years we expect to incur significant research and development expenses related to, among other things, the IDE clinical study of Motiva Implants in the United States. Investment in medical device product development, particularly clinical studies, is highly speculative. It entails substantial upfront capital expenditures and significant risk that any potential planned product will fail to demonstrate adequate accuracy or clinical utility. We may not be profitable for some time. As of March 31, 2024, we had an accumulated deficit of $376.3 million.
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
Our leading competitors are large, multi-national companies with significant resources and capabilities. Sientra, Mentor Worldwide LLC (a division of Johnson & Johnson) and Allergan plc (recently acquired by AbbVie Inc.)

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
We expect to increase the size of our organization in certain jurisdictions and functions; as a result, we may encounter difficulties in managing our growth, which could disrupt our operations and/or increase our net losses.
As of March 31, 2024, we had 781 employees. Unless it is necessary for us to make reductions to our workforce as a cost management strategy, over the next several years, we expect to experience growth in the number of our employees and the scope of our operations, principally in the areas of manufacturing and sales and marketing, and particularly as we prepare our operations in the anticipation of obtaining approval from the FDA to commercialize our Motiva Implants in the United States. We also intend to continue to improve our operational, financial and management controls, reporting systems and procedures, which may require additional personnel. Such growth could place a strain on our administrative and operational infrastructure, and/or our managerial abilities, and we may not be able to make improvements to our management information and control systems in an efficient or timely manner. We may discover deficiencies in existing systems and controls.
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
In certain markets, we engage or anticipate engaging in direct sales efforts. We may fail to maintain and develop our direct sales force, and our revenues and financial outcomes could suffer as a result. Furthermore, our direct sales personnel may not effectively sell our products.
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
We also anticipate utilizing direct sales force in the United States after FDA approval is received. We are working to put in place the correct legal and business structures to comply with taxation and operational requirements in the United States and may decide to establish such structures in additional jurisdictions in the future. These structures may not ultimately be implemented or, if implemented, be successful or effective and may not be able to increase our revenues or improve our gross margins. In addition, our expenses or tax related costs may increase in greater measure than our revenues, negatively impacting our operating results.
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
We routinely see counterfeit versions of our major competitor’s branded products in the marketplace, and we are aware of potential counterfeiting of our Motiva Implants. This is particularly common in emerging markets, where sensitivity to price is higher and regulatory enforcement is under-resourced. These counterfeit products are typically manufactured with significantly lower quality than the products they are claimed to be, and in some cases may be manufactured with silicones that are not medical grade. They may expose patients to significant adverse event risks, and there is a risk that certain adverse events with counterfeit products may be attributed to our genuine products. This could reduce demand for our products, result in negative publicity, or otherwise impact our business and the price of our shares.

Negative publicity concerning our products or our competitors’ products, including due to product defects, recalls and any resulting litigation, could harm our reputation and reduce demand for silicone breast implants, either of which could adversely impact our financial results and/or share price.
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
News coverage in recent years has called into question the long-term safety of breast implants and reports of breast implant-associated anaplastic large cell lymphoma linked to our competitors’ products which have led to regulatory actions regarding macrotextured devices in several countries and the worldwide recall of one of our competitor’s macrotextured implants and tissue expanders. These events and reports of other forms of cancer, including squamous cell carcinoma and various lymphomas, from breast implant products may lead to a reduction in the demand for silicone breast implants and could adversely affect our business.
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
In September 2022, the FDA informed the public about reports of cancers, including squamous cell carcinoma, or SCC, and various lymphomas, in the scar tissue (capsule) that forms around breast implants different from the lymphomas described in previous FDA communications as BIA-ALCL. In March 2023, the FDA provided updated information about SCC, noting it has received 24 reports of SCC related to breast implants, but that this this does not necessarily represent cancer incidence because of potential underreporting or duplicated reports. The FDA noted that, while the agency believes the occurrences of SCC or various lymphomas in the capsule around the breast implant to be rare, health care providers and people who have or are considering breast implants should be aware that cases have been reported to the FDA and in the literature.
We do not produce the types of rough textured implants that have been involved in these reports. To date, no cases of BIA-ALCL or SCC have been reported in patients with Motiva Implants. Furthermore, there have been no reported cases of BIA-ALCL in patients with smooth implants with no history of previously having a textured device. Future clinical studies or clinical experience may indicate that breast implants expose potentially genetically predisposed patients to greater risks of BIA-ALCL, which may reduce demand for silicone implants generally, expose us to product liability claims, as well as to class actions and other lawsuits. These impacts may occur in the absence of any specific linkage with our products. Moreover, if cases of BIA-ALCL, SCC, or other complications are discovered in the future and/or are reported in patients with Motiva Implants, we could be subject to mandatory product recalls, suspension or withdrawal of our regulatory licensure for sale in one or more countries, and significant legal liability. Any of these may have an adverse effect on our business or operating results, or a negative impact on our share price.
The loss of members of our executive management team or other employees, or other turnover in our management team, could adversely affect our business.
Our success in implementing our business strategy depends largely on the skills, experience and performance of members of our executive management team and other key employees, including Juan José Chacón Quirós, our Chief Executive Officer, Roberto de Mezerville, our Chief Technology Officer, Rajbir Denhoy, our Chief Financial Officer, and Ross Mansbach, our General Counsel and Chief Human Resources Officer. The collective efforts of each of these persons, and others working with them as a team, are critical as we continue to develop our tests and technologies and pursue our research and development and sales programs. In addition, we have experienced significant changes in our executive leadership in recent years, including in our General Counsel and Chief Operating Officer positions. As a result of the difficulty in locating qualified new management and other key employees, the loss or incapacity of existing members of our executive management team could adversely affect our operations. If we were to lose one or more key employees, we could experience difficulties in finding qualified successors, competing effectively, developing our technologies and implementing our business strategy. In addition, changes to strategic or operating goals, which can often times occur with the appointment of new executives and directors, can create uncertainty, may negatively impact our ability to execute quickly and effectively, and may ultimately be unsuccessful. Executive leadership transition periods are often difficult as the new executives gain detailed knowledge of our operations, and friction can result from changes in strategy and management style. Management turnover inherently causes some loss of institutional knowledge, which can negatively affect strategy and execution. We do not have “key person” life insurance on our senior executives, and the loss of any of the key team members would have a negative impact to our business and financial results. In addition, the job market in Costa Rica and other locations in which we operate has recently become more competitive and we are competing for talent with major multinational corporations which have significantly more resources than us, and we may find new difficulties in retaining our most talented employees.
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
Bank failures, events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or FDIC, as receiver. Similarly, on March 12, 2023, Signature Bank Corp. and Silvergate Capital Corp. were each swept into receivership. We do not maintain balances with and are not a borrower under or party to any credit agreement, material letter of credit or any other such instruments with, any financial institution currently in receivership. However, we regularly maintain cash balances at third-party financial institutions in excess of the FDIC standard insurance limit, with balances concentrated at a small number of financial institutions. The failure of a bank, or other adverse conditions in the financial or credit markets impacting financial institutions at which we maintain balances, or which we do business with, could adversely impact our liquidity and financial performance. There can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S. or any applicable foreign government in the future or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a future failure or liquidity crisis. In addition, if any of our partners or parties with whom we conduct business are unable to access funds due to the status of their financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected.
Investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all.
Our results of operations has been in the past, and could be in the future, adversely affected by fluctuations in currency rates.
We present our results of operations in U.S. dollars, which is our reporting currency. However, as of March 31, 2024, the majority of our revenues are denominated in currencies other than the U.S. dollar - primarily the euro, the Brazilian real, and the British pound. As of March 31, 2024, the majority of our expenses are denominated in U.S. dollars or in Costa Rican colones, which are linked to the U.S. dollar. In the future, we expect to have significant revenues and expenses denominated in these non-U.S. currencies. As such, unfavorable fluctuations in currency exchange rates have had, and in the future could continue to have, an adverse effect on our results of operations.
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
Our products are commercially available in 86 countries, and we operate subsidiaries in the United States, Costa Rica, Brazil, and several European countries. Our business strategy contemplates continued international expansion, including partnering with medical device distributors, and introducing Motiva Implants and other planned products outside the United States. The sale and shipment of our products internationally, as well as the purchase of components from international sources, subjects us to potential trade, import and export, and customs regulations and laws.
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
Our headquarters are located in Costa Rica, and all of our main manufacturing activities are conducted in two ISO-13485 and GMP compliant manufacturing facilities in Costa Rica through Establishment Labs, S.A. A third facility in Costa Rica is under construction and is currently expected to commence manufacturing in the second half of fiscal 2024. Despite our efforts to maintain and safeguard our manufacturing facilities, including acquiring insurance and adopting maintenance and health and safety protocols, vandalism, terrorism or a natural or other climate-related disaster, such as earthquake, volcanic activity, fire or flood, could damage or destroy our inventory of finished goods, cause substantial delays in our operations and manufacturing, result in the loss of key information and cause us to incur additional expenses. Our insurance may not cover our losses in any particular case. In addition, regardless of the level of insurance coverage, damage to our facilities may have an adverse effect on our business, financial condition and results of operations.
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
Risks Related to Manufacturing and Other Third-Party Relationships
Our operations involve hazardous materials and we and third parties with whom we contract must comply with environmental laws and regulations, which can be expensive and restrict how we do business and could expose us to liability if our use of such hazardous materials causes injury.
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
We rely on a single-source, third-party supplier for medical-grade long-term implantable silicone, which is the primary raw material used in our Motiva Implants. As has occurred in the past, if this supplier were to increase prices for this raw material over time or experience interruptions in its ability to supply us with this raw material, our business, financial condition and results of operations could be adversely affected.
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
If Avantor becomes unable or unwilling to supply sufficient quantities of medical-grade silicone of the specifications required for our products, or if Avantor increases prices further in the future, we may not be able to replace this supply source quickly, or at all. Similarly, they may become unable or unwilling to manufacture our needed raw materials in compliance with regulatory requirements, or their manufacturing facilities may not be able to maintain compliance with regulatory requirements. Any replacement supplier would have to be qualified with the relevant regulatory authorities, which is an expensive and time-consuming process during which we may experience an interruption in our manufacturing operations. We may also be unsuccessful in negotiating favorable terms with such a supplier. Any of these contingencies would likely affect the financial results of our operations and may have a negative impact on our share price. In particular, if we are not able to establish a replacement vendor for our medical-grade silicone, we would be unable to manufacture our Motiva Implants as well as other products that we manufacture under contract to other customers until such time as a replacement vendor is identified, which would likely significantly affect the financial results of our operations and have a significantly negative impact on our share price.

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
As was the case with the COVID-19 pandemic, which resulted in a material disruption of our operations in fiscal 2020 and to a lesser degree in fiscal 2021, we are subject to risks associated with pandemics, epidemics or other public health crises. The full extent to which any pandemic, epidemic, or public health crisis may, directly or indirectly, impact our business, results of operations and financial condition, including our sales, expenses, supply chain integrity, manufacturing capability, research and development activities, and employee-related compensation, is highly uncertain and will depend on future developments that are also highly uncertain and cannot be predicted with reasonable accuracy at this time, including, without limitation:
•the contagiousness or virulence of the virus, disease or other condition giving rise to the pandemic, epidemic or public health crisis;
•the scope and length of any governmental or other restrictions implemented to reduce the spread of virus, disease or other condition giving rise to the pandemic, epidemic or public health crisis or other actions required or recommended to contain or treat infected individuals;
•the deferral of procedures using our products or other adverse impact on patients’ willingness to undergo procedures in which our products could be used during or following any pandemic, epidemic or other public health crisis;
•volatility in the global capital markets, impacting access to and cost of capital;
•disruptions in the manufacture and distribution of our products and in our supply chain;
•delays in clinical trials;
•disruptions or restrictions on the ability of many of our employees, and of third parties on which we rely, to work effectively, including “stay-at-home” orders and similar government actions;
•temporary closures of our facilities and of the facilities of our customers and suppliers; and
•other direct and indirect economic impacts, both domestically and abroad, of a pandemic, epidemic, or public health crisis as a result of any or all of the foregoing, including actions taken by local, state, national and international governmental agencies, whether such impact affects customers, suppliers, or markets generally.
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
Our information systems, or those used by third parties which we rely on, may fail, be impacted by cybersecurity incidents, suffer other security breaches or be vulnerable to other forms of attack or damage.
The operation of our business depends on our information systems and, in some cases, the information systems used by third parties. We rely on our information systems to, among other things, effectively manage sales and marketing data, accounting and financial functions, inventory management, product development tasks, clinical data, customer service and technical support functions. Despite the implementation of security measures, our information systems, or those used by third parties which we rely on, are vulnerable to a variety of cybersecurity incidents and cybersecurity threats, as well as other forms of attack or damage, including damage or interruption from earthquakes, fires, floods and other natural disasters, terrorist attacks, power losses, computer system or data network failures, security breaches, data corruption, and cyberattacks. Cybersecurity incidents can include, but are not limited to, computer viruses, computer denial-of-service attacks, phishing attacks, ransomware attacks, worms, and other malicious software programs or other attacks, covert introduction of malware to computers and networks, social engineering or impersonation of authorized users, and efforts to discover and exploit any design flaws, bugs, security vulnerabilities, or security weaknesses, as well as intentional or unintentional acts by employees or other insiders with access privileges, intentional acts of vandalism by third parties and sabotage.
Attacks upon information systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, information systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience cybersecurity incidents or other security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate cybersecurity incidents or threats due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.
While we have not experienced any material cybersecurity incident or other system failure or security breach to our knowledge to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, leading to increased costs, product shortages or lost revenues. To the extent that any cybersecurity incident, security breach or other attack or damage to our information systems were to result in a loss or misuse of proprietary or confidential information, intellectual property, or sensitive or personal information, we could incur liability and the further development and commercialization of our current and future products could be delayed. For example, the loss of data from completed, ongoing or future studies could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, any such cybersecurity incident, security breach, or other attack or damage could harm our reputation, erode customer confidence in the effectiveness of our security measures, and negatively impact our ability to attract new customers.
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
There are a number of state, federal and international laws protecting the privacy and security of health information and personal data. As part of the American Recovery and Reinvestment Act 2009, or ARRA, Congress

amended the privacy and security provisions of the Health Insurance Portability and Accountability Act, or HIPAA. HIPAA imposes limitations on the use and disclosure of an individual’s protected health information by certain health care providers, health care clearinghouses, and health insurance plans, collectively referred to as covered entities, that involve the creation, use, maintenance or transmission of protected health information. The HIPAA amendments also impose compliance obligations and corresponding penalties for non-compliance on individuals and entities that perform a function or provide specified services to health care providers and other covered entities, collectively referred to as business associates. Most recently, on December 10, 2020, HHS issued a Notice of Proposed Rulemaking, which if finalized, would make changes to some of HIPAA’s regulatory requirements, which would impact us, to the extent we are a business associate. ARRA also made significant increases in the penalties for improper use or disclosure of an individual’s protected health information under HIPAA and extended enforcement authority to state attorneys general. The amendments also create notification requirements for individuals whose protected health information has been inappropriately accessed or disclosed, notification requirements to federal regulators and in some cases, notification to local and national media. Notification is not required under HIPAA if the health information that is improperly used or disclosed is deemed secured in accordance with encryption or other standards developed by the U.S. Department of Health and Human Services, or HHS. Most states have laws requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the protected health information protected by HIPAA. Many state laws impose significant data security requirements, such as encryption or mandatory contractual terms to ensure ongoing protection of personal information.
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
Many foreign countries and governmental bodies, including the EU, Canada, Australia and other relevant jurisdictions, have laws and regulations concerning the collection and use of personal or sensitive data obtained from their residents or by businesses operating within their jurisdiction. For example, the European Commission recently adopted the General Data Protection Regulation, including as implemented in the UK, or the GDPR, effective on May 25, 2018, that supersedes current EU data protection legislation, imposes more stringent EU data protection requirements and provides for greater penalties for noncompliance. The GDPR regulates the processing of personal data and places certain obligations on the processing of such personal data including ensuring the lawfulness of processing personal data (including obtaining valid consent of the individuals to whom the personal data relates, where applicable), the processing details disclosed to the individuals, the adequacy, relevance and necessity of the personal data collected, the retention of personal data collected, the sharing of personal data with third parties, the transfer of personal data out of the European Economic Area/UK to third countries including the US, contracting requirements (such as with clinical trial sites and vendors), the use of personal data in accordance with individual rights, the security of personal data and security breach/incident notifications. Non-compliance with the GDPR can trigger steep fines for the most serious breaches of up to €20 million or 4% of total worldwide annual revenues, whichever is higher. Given the breadth and depth of changes in data protection obligations, meeting the GDPR’s requirements requires time, resources and a review of the technology and systems currently in use against the GDPR’s requirements.
We may be at risk of enforcement actions taken by certain EU data protection authorities while we continue to build our business practices to ensure that all transfers of personal data to us from the European Economic Area, including the EU, United Kingdom and Switzerland, are conducted in compliance with all applicable regulatory obligations, the guidance of data protection authorities and evolving best practices. We may find it necessary to establish systems to maintain personal data originating from the EU in the European Economic Area, which may involve substantial expense and may cause us to need to divert resources from other aspects of our business, all of which may adversely affect our business.
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
The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of medical devices are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, where regulations differ from country to country. Our products are registered to be sold in 86 countries. In the United States, we have received clearance from the FDA to sell our Intraoperative Sizers and Flora Tissue Expanders, but we are not permitted to market other planned products until we receive the requisite FDA approval or clearance.
The two primary types of FDA marketing authorization in the United States applicable to a device are a premarket approval (by filing a PMA) or a premarket notification clearance (by filing a 510(k) notice). Breast implants are currently classified as Class III Medical Devices requiring an approved PMA for commercial distribution. Certain of our other products or modifications to those products are currently eligible for 510(k) clearance or approval of a PMA supplement. We have not received marketing approval for Motiva Implants in the United States. We have received 501(k) clearance for the Intraoperative Sizers and Flora Tissue Expanders, which are now commercially available in the United States.
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
Once commercialized, modifications to our marketed products may require new 510(k) clearances or approval of PMA supplements, or equivalent steps in other countries, or may require us to cease marketing or recall the modified products until certification, clearances or regulatory approvals are obtained.
Modifications to any of our products once they are commercialized may require new regulatory approvals or clearances, including 510(k) clearances or approval of PMA supplements, or require us to recall or cease marketing the modified systems until these clearances or approvals are obtained. The FDA requires device manufacturers to initially make and document a determination of whether or not a modification requires a new approval, supplement or clearance. A manufacturer may determine that a modification could not affect safety or efficacy and does not represent a major change in its intended use, so that no new clearance or approval is necessary. However, the FDA can review a manufacturer’s decision and may disagree. The FDA may also on its own initiative determine that a new clearance or approval of a PMA supplement is required. We may make modifications in the future that we believe do not or will not require additional clearances or approvals. If the FDA disagrees and requires new clearances or approvals for the modifications, we may be required to recall and to stop marketing our products as modified, which could require us to redesign our products and/or seek new marketing authorizations and harm our operating results. In these circumstances, we may be subject to significant enforcement actions.
For example, if a manufacturer determines that a modification to a PMA approved device could affect its safety or effectiveness or would constitute a major change in its intended use, then the manufacturer must file for a new a new PMA or approval of a PMA supplement. Where we determine that modifications to our products require a new PMA approval, we may not be able to obtain those additional approvals for the modifications or additional indications in a timely manner, or at all. Obtaining new approvals can be a time-consuming process, and delays in obtaining required future approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth.
For those products sold in the EEA, we must notify our EU notified body if significant changes are made to the products or if there are substantial changes to our quality assurance systems affecting those products. Obtaining certification can be a time-consuming process, and delays in obtaining required future clearances or approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth.

Even if we receive regulatory approval for a planned product, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and subject us to penalties if we fail to comply with applicable regulatory requirements.
When a regulatory approval is obtained, the approved product and its manufacturer are subject to continual review by the FDA or non-U.S. regulatory authorities. Our regulatory approval for Motiva Implants, as well as any regulatory approval that we receive for future modifications to Motiva Implants or for any planned products may be subject to limitations on the indicated uses for which the product may be marketed. Future approvals may contain requirements for potentially costly post-marketing follow-up studies to monitor the safety and effectiveness of the approved product in real-world post-market use. In addition, we are subject to extensive and ongoing regulatory requirements by the FDA and other regulatory authorities with regard to the labeling, packaging, adverse event quarterly reporting, device tracking, device retrieval studies, storage, advertising, promotion and recordkeeping for our products. We are also required to comply with regulations regarding the manufacture of Motiva Implants, which include requirements related to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Further, regulatory authorities must inspect these manufacturing facilities and determine that they are in compliance with FDA good manufacturing practice requirements as set forth in the Quality System Regulation, or QSR, before the products can be approved. These facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with the QSR and associated regulations. Failure to comply with FDA and other applicable U.S. and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions, including the following:
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
We have obtained 501(k) clearance to sell Intraoperative Sizers and SmoothSilk Tissue Expanders in the United States. We are not permitted to promote or market other investigational products. After approval, our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including the prohibition of the promotion of unapproved, or off-label, use. Surgeons may use our products off-label, as the FDA does not restrict or regulate a surgeon’s choice of treatment within the practice of medicine. However, if the FDA determines that our promotional materials or training constitutes promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine, or criminal penalties. It is also possible that other federal, state, or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an off-label use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, our reputation could be damaged and adoption of the products could be impaired. In addition, the off-label use of our products may increase the risk of product liability claims. Product liability claims are expensive to defend and could divert our management’s attention, result in substantial damage awards against us, and harm our reputation.
Our relationship with customers and third party payors will be subject to applicable anti-kickback, fraud and abuse, and other health care laws and regulations, which could expose us to criminal sanctions, civil penalties, damages, reputational harm and diminished profits and future earnings.
Our future arrangements with third-party payors and health care providers may expose us to broadly applicable fraud and abuse and other health care laws and regulations that may constrain the business or the financial relationships and engagement we enter into to market, sell, promote and distribute our products for which we obtain clearance in the U.S. Efforts to ensure that our business arrangements with these third parties will comply with applicable health care laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other health care laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. The requirements and restrictions under these broadly applicable laws and regulations are described in the section on Fraud and Abuse Laws in Item 1. Business.
Health care reform measures could hinder or prevent our planned products’ commercial success.
From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory approval, manufacture and marketing of regulated products or the reimbursement thereof. In addition, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions, which may prevent or delay approval or clearance of our future products under development or impact our ability to modify our currently cleared products on a timely basis. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of planned or future products. It is impossible to predict whether legislative changes will be enacted or FDA regulations, guidance or interpretations changed, and what the impact of such changes, if any, may be.
FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new statutes, regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of any future products or make it more difficult to obtain clearance or approval for, manufacture, market or distribute our products. For example, In January of 2024, FDA issued a final rule to replace the QSR with the adoption of ISO 13485. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, among other things, require: additional testing prior to obtaining clearance or approval; changes to manufacturing methods; recall, replacement or discontinuance of our products; or additional record keeping.
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
For example, one of the most significant health care reform measures in decades, the Patient Protection and Affordable Care Act, or PPACA, was enacted in 2010. The PPACA contains a number of provisions, including those governing enrollment in federal health care programs, reimbursement changes and fraud and abuse measures, all of which will impact existing government health care programs and will result in the development of new programs. There have been judicial and Congressional challenges to certain aspects of the PPACA. Furthermore, the Tax Cuts and Jobs Act passed in December of 2017 included a provision repealing the PPACA’s individual mandate penalty, the tax-based shared responsibility payment on certain individuals who fail to maintain qualifying health coverage for all or part of a year. Congress may consider other legislation to repeal or replace elements of the PPACA on a provision-by-provision basis. We cannot assure you that the PPACA, as currently enacted or as amended in the future, will not adversely affect our business and financial results and we cannot predict how future federal or state legislative or administrative changes relating to health care reform will affect our business.
In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. For example, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals for spending reductions to Congress. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, which triggered the legislation’s automatic reduction to several government programs, including aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. Sequestration is currently set at 2% and will increase to 2.25% for the first half of fiscal year 2030, to 3% for the second half of fiscal year 2030, and to 4% for the remainder of the sequestration period that lasts through the first six months of fiscal year 2031.
We cannot predict the impact that ongoing health care reform will have on our business, and there is uncertainty as to what healthcare programs and regulations may be implemented or changed at the federal and/or state level in the United States, and as to the effect of any future legislation or regulation. However, it is possible that such initiatives could have an adverse effect on our ability to obtain approval and/or successfully commercialize products in the United States in the future. For example, any changes that reduce, or impede the ability to obtain, reimbursement for the type of products we intend to commercialize in the United States (or our products more specifically, if approved) or reduce medical procedure volumes could adversely affect our business plan to introduce our products in the United States.
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
The coverage and reimbursement status of newly-approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for new or current products could limit our ability to market those products and decrease our ability to generate revenue.
Market acceptance and sales of any one or more of our product candidates will depend on reimbursement policies and may be affected by future healthcare reform measures in the United States and in foreign jurisdictions. Government authorities and third-party payers, such as private health insurers and health maintenance organizations, decide which products they will cover and establish payment levels. We cannot be certain that reimbursement will be available for any of our products or product candidates. Also, we cannot be certain that reimbursement policies will not reduce the demand for, or the price paid for, our products. If reimbursement is not available or is available on a limited basis, we may not be able to successfully commercialize any product candidates that we develop.
The pricing, coverage and reimbursement of our product candidates must be adequate to support our commercial infrastructure. Our per-patient prices must be sufficient to recover our development and manufacturing costs and potentially achieve profitability. However, sales of any product depend, in part, on the extent to which such product will be covered by third-party payors, such as federal, state, and foreign government healthcare programs, commercial insurance and managed healthcare organizations, and the level of reimbursement for such product by third-party payors. Significant uncertainty exists as to the coverage and reimbursement status of any newly approved product. Decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. One third-party payor’s decision to cover a product does not ensure that other payors will also provide coverage for the product. As a result, we do not have assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.
Further, third-party payors are increasingly challenging the price, examining the medical necessity and reviewing the cost effectiveness of medical products and product candidates. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit or delay sales of any of our future products. A decision by a third-party payor not to cover a product could reduce patient demand for any of our products.
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
We have subsidiaries in multiple countries. From time to time, tax authorities disagree with tax positions that we have taken. If we are unable to successfully resolve such disagreements, we could experience increased tax liabilities. For example, the U.S. Internal Revenue Service or another foreign tax authority could challenge the amounts paid between our affiliated companies pursuant to our intercompany arrangements and transfer pricing policies. A tax authority may, as has occurred recently in Brazil, take the position that certain tax liabilities, interest and penalties are payable by us, in which case, we expect that we might, as we have in Brazil, contest such assessment. Contesting such an assessment can be lengthy and costly, and if we were unsuccessful in disputing the assessment, the implications could materially increase our anticipated effective tax rate, where applicable. In addition, we may be subject to additional tax liabilities, which could materially and adversely affect our business, financial condition and results of operations. The application, interpretation and enforcement of value-added tax, or VAT, and other taxes and related regulations applicable to medical device companies is complex and evolving.
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
In addition, the European Union Economic and Financial Affairs Council has in recent years released a list of non-cooperative jurisdictions for tax purposes. The stated aim of the list is to promote good governance worldwide in order to maximize efforts to promote fair tax competition and address harmful tax practices. In February 2023, Costa Rica was added to this list, which now includes 16 jurisdictions. According to the European Union Economic and Financial Affairs Council, Costa Rica was added to the list because it has not fulfilled a commitment to abolish or amend harmful aspects of its foreign source income exemption regime. In October 2023, the EU Council announced that three jurisdictions have been removed from the list of non-cooperative tax jurisdiction, one of which was Costa Rica. This follows the reforms made to the Costa Rica’s Income Tax Law, amending aspects of the foreign-source income exemption regime. The reforms include a clarification to the scope of the territoriality principle and introduction of a new taxation regime for foreign-source passive income.
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
A non-U.S. corporation will be classified as a passive foreign investment company, or PFIC, for U.S. federal income tax purposes, in any taxable year in which either (1) at least 75% of its gross income is passive income; or (2) at least 50% of the average quarterly value of its total gross assets is attributable to assets that produce “passive income” or are held for the production of passive income. Based on the project composition of our income and valuation of our assets, we do not believe we were a PFIC in 2023 and 2022, and we do not expect to become one in the future. However, because our PFIC status is subject to a number of uncertainties, neither we nor our tax advisors can provide any assurances regarding our PFIC status. If we are a PFIC for any taxable year during which a U.S. holder holds our common shares, the U.S. holder may be subject to adverse tax consequences. U.S. investors should consult their advisors regarding the application of these rules and the availability of any potential elections.
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
•short selling activities;
•the impact of pandemics, epidemics or other public health crises;
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
We identified a material weakness in our internal control over financial reporting as of December 31, 2023, 2022, and 2021, and may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our consolidated financial statements. If we fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.
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
On December 31, 2021, it was determined that our primary user access controls (i.e. provisioning, de-provisioning, and quarterly user access review) to ensure appropriate segregation of duties that would adequately restrict user and privileged access to the financially relevant systems and data to appropriate Company personnel were not operating effectively. These user access control deficiencies resulted in a lack of segregation of duties with respect to certain user roles. Automated process-level controls and manual controls that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective as a result of such deficiency. During the fourth quarter of 2023, we completed our testing of the operating effectiveness of the implemented controls and found them to be effective. As a result, we have concluded the material weakness identified as of December 31, 2021 has been remediated as of December, 31 2023.
It was determined that as of December 31, 2023, our primary change management controls for direct database changes were not designed and implemented effectively for specific localities. Other Information Technology General Controls, automated process-level controls, and manual controls that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective as a result of such deficiency. We have made significant progress remediating change management controls as of December 31, 2023. We improved policies and procedures and designed and documented more effective change management monitoring controls, through the use of systematic audit logging, that addresses the relevant risks in order to remediate the identified material weakness. The material weakness persists and will not be considered remediated until the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that the control objective is achieved, and the controls are operating effectively. We expect that the remediation of this material weakness will be completed during 2024.
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
Provisions in our amended and restated memorandum and articles of association may discourage, delay or prevent a merger, acquisition or other change in control of us that shareholders may consider favorable, including transactions in which shareholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for our common shares, thereby depressing the market price of our common shares. In addition, these provisions may frustrate or prevent any attempts by our shareholders to replace or remove our current management by making it more difficult for shareholders to replace members of our Board of Directors. Because our Board of Directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our shareholders to replace current members of our management team. Among others, these provisions include the following:
•while we are commencing a phased-in process to declassify our Board of Directors, our Board of Directors is divided into three classes with staggered three-year terms and will not be fully declassified until our 2026 annual meeting of shareholders, which may delay or prevent a change of our management or a change in control;
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None, except as previously disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2024.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
Insider Trading Arrangements
On March 1, 2024, Juan José Chacón Quirós, or the Executive, adopted a Rule 10b5-1 trading plan pursuant to which up to 45,000 common shares may be sold in accordance with the trading plan’s specifications. Sales under the trading plan may commence on July 1, 2024, are based upon pre-established stock price thresholds and will expire once all of the shares have been sold or on July 1, 2025, whichever is earlier. Actual sale transactions will be disclosed publicly through Form 4 filings with the Securities and Exchange Commission, as required.

ITEM 6. EXHIBITS
(a)     Exhibits.

Exhibit Number	Description of Exhibit	Incorporation by Reference
3.1	Memorandum and Articles of Association of the Registrant	Incorporated by reference from Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on May 31, 2023
4.1	Form of Pre-Funded Warrant to Purchase Common Shares	Incorporated by reference from Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed January 9, 2024
10.1
Second Amendment to Credit Agreement, dated as of February 21, 2024, by and among Establishment Labs Holdings Inc., its subsidiaries party thereto as guarantors, the lenders from time to time party thereto, and Oaktree Fund Administration, LLC, as administrative agent for the lenders.
Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 22, 2024
10.2	Securities Purchase Agreement, dated January 9, 2024	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed January 9, 2024
10.3	Registration Rights Agreement, dated January 9, 2024	Incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed January 9, 2024
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

ESTABLISHMENT LABS HOLDINGS INC.

		By:	/s/ Juan José Chacón Quirós

Date:	May 9, 2024	By:	Juan José Chacón Quirós
		Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 9, 2024	By:	/s/ Rajbir S. Denhoy

		Name:	Rajbir S. Denhoy
		Title:	Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)