Form 10-Q
period 2024-06-30
ESTABLISHMENT LABS HOLDINGS INC.
filed 2024-08-07
CIK 1688757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024.
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
The number of the registrant’s common shares outstanding as of August 6, 2024 was 27,943,534.

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
•Unfavorable global economic conditions, including slower growth or recession, inflation or decreases in consumer spending power or confidence, have in the past, and could in the future, adversely affect our business, financial condition or results of operations.
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
•Our results of operations have been in the past, and could be in the future, adversely affected by fluctuations in currency rates.
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

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash	$54,600	$40,035
Accounts receivable, net of allowance for credit losses of $2,019 and $1,841	59,982	46,918
Inventory, net	64,213	79,471
Prepaid expenses and other current assets	7,337	8,477
Total current assets	186,132	174,901
Long-term assets:
Property and equipment, net of accumulated depreciation	79,546	77,205
Goodwill	465	465
Intangible assets, net of accumulated amortization	10,041	7,987
Right-of-use operating lease assets, net	3,717	3,381
Other non-current assets	5,187	4,702
Total assets	$285,088	$268,641
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$28,420	$41,624
Accrued liabilities	11,812	13,690
Other liabilities, short-term	1,660	1,836
Total current liabilities	41,892	57,150
Long-term liabilities:
Note payable, net of debt discount and issuance costs	193,732	188,739
Operating lease liabilities, non-current	2,989	2,712
Other liabilities, long-term	1,456	1,645
Total liabilities	240,069	250,246
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common shares — zero par value, unlimited amount authorized; 28,349,936 and 26,495,250 shares issued at June 30, 2024 and December 31, 2023, respectively; 27,941,866 and 26,087,180 shares outstanding at June 30, 2024 and December 31, 2023, respectively	368,232	315,634
Additional paid-in-capital	70,004	63,748
Treasury shares, at cost, 408,070 shares held at June 30, 2024 and December 31, 2023	(2,854)	(2,854)
Accumulated deficit	(393,479)	(360,096)
Accumulated other comprehensive income	3,116	1,963
Total shareholders’ equity	45,019	18,395
Total liabilities and shareholders’ equity	$285,088	$268,641

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$44,117	$48,561	$81,284	$95,085
Cost of revenue	15,181	18,300	27,968	34,745
Gross profit	28,936	30,261	53,316	60,340
Operating expenses:
Sales, general and administrative	32,792	37,027	61,733	68,733
Research and development	5,488	6,947	9,761	13,480
Total operating expenses	38,280	43,974	71,494	82,213
Loss from operations	(9,344)	(13,713)	(18,178)	(21,873)
Interest income	556	170	1,044	245
Interest expense	(5,186)	(3,620)	(9,567)	(7,376)
Other income (expense), net	(2,779)	1,343	(5,816)	2,072
Loss before income taxes	(16,753)	(15,820)	(32,517)	(26,932)
Provision for income taxes	(428)	(925)	(866)	(1,755)
Net loss	$(17,181)	$(16,745)	$(33,383)	$(28,687)

Basic and diluted net loss per share	$(0.62)	$(0.65)	$(1.21)	$(1.14)
Weighted average outstanding shares used for basic and diluted net loss per share	27,905,614	25,615,444	27,679,832	25,144,375

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(17,181)	$(16,745)	$(33,383)	$(28,687)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	1,032	(503)	1,153	(905)
Other comprehensive income (loss)	1,032	(503)	1,153	(905)
Comprehensive loss	$(16,149)	$(17,248)	$(32,230)	$(29,592)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Shareholders’ Equity
(In thousands, except share data)
(Unaudited)

	Common Shares		Treasury Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2024	26,495,250	$315,634	(408,070)	$(2,854)	$63,748	$(360,096)	$1,963	$18,395
Issuance of common shares, net of underwriters’ discount and issuance costs	1,101,565	49,736	—	—	—	—	—	49,736
Issuance of common shares in lieu of cash compensation	2,158	110	—	—	—	—	—	110
Stock option exercises	53,400	1,426	—	—	—	—	—	1,426
Warrant exercises	223,019	223	—	—	(223)	—	—	—
Share-based compensation	11,979	12	—	—	3,432	—	—	3,444
Shares withheld to cover income tax obligation upon vesting of restricted stock	(2,622)	(3)	—	—	(116)	—	—	(119)
Foreign currency translation gain	—	—	—	—	—	—	121	121
Net loss	—	—	—	—	—	(16,202)	—	(16,202)
Balance at March 31, 2024	27,884,749	367,138	(408,070)	(2,854)	66,841	(376,298)	2,084	56,911
Issuance of common stock in lieu of cash compensation	2,418	110	—	—	—	—	—	110
Warrant exercises	376,972	377	—	—	(377)	—	—	—
Stock option exercises	56,778	577	—	—	—	—	—	577
Share-based compensation	32,624	33	—	—	3,725	—	—	3,758
Shares withheld to cover income tax obligation upon vesting of restricted stock	(3,605)	(3)	—	—	(185)	—	—	(188)
Foreign currency translation gain	—	—	—	—	—	—	1,032	1,032
Net loss	—	—	—	—	—	(17,181)	—	(17,181)
Balance at June 30, 2024	28,349,936	$368,232	(408,070)	$(2,854)	$70,004	$(393,479)	$3,116	$45,019
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

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(33,383)	$(28,687)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,690	1,883
Provision for credit losses	353	425
Provision for inventory obsolescence	518	654
Share-based compensation	7,202	6,940
Loss from disposal of property and equipment	41	347
Unrealized foreign currency (gain)/ loss, net	4,431	(3,760)
Amortization of right-to-use asset	306	359
Change in reserve for PP&E impairment	—	(341)
Stock compensation in lieu of cash fees	220	—
Interest capitalized for construction in progress	(555)	(1,922)
Non-cash interest expense and amortization of debt discount	4,993	6,509
Changes in operating assets and liabilities:
Accounts receivable	(14,223)	(14,979)
Inventory	12,360	(19,078)
Prepaid expenses and other current assets	1,849	(205)
Other assets	(514)	(259)
Accounts payable	(11,001)	3,675
Accrued liabilities	(4)	(159)
Operating lease liabilities	(294)	(337)
Other liabilities	(295)	81
Net cash used in operating activities	(25,306)	(48,854)
Cash flows from investing activities:
Purchases of property and equipment	(4,110)	(3,549)
Cost incurred for intangible assets	(4,751)	(126)
Capital expenditures on construction in progress	(2,166)	(9,652)
Net cash used in investing activities	(11,027)	(13,327)
Cash flows from financing activities:
Issuance of common stock, net of underwriters’ discount and issuance costs	49,736	84,538
Proceeds from stock option exercises	2,003	1,481
Tax payments related to shares withheld upon vesting of restricted stock	(307)	(344)
Net cash provided by financing activities	51,432	85,675
Effect of exchange rate changes on cash and cash equivalents	(534)	333
Net increase in cash and cash equivalents	14,565	23,827
Cash and cash equivalents at beginning of period	40,035	66,355
Cash and cash equivalents at end of period	$54,600	$90,182

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Supplemental disclosures:
Cash paid for interest	$1,492	$2,782
Cash paid for income taxes	$746	$998

Supplemental disclosures of non-cash investing and financing activities:
Unpaid balance for property and equipment	$1,196	$1,609
Unpaid balance for intangible assets	$1,107	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Formation and Business of the Company
Establishment Labs Holdings Inc., with its wholly owned subsidiaries, or the Company, is a global company that manufactures and markets innovative medical devices for aesthetic and reconstructive plastic surgery. The Company was established in the British Virgin Islands on October 9, 2013, at which time Establishment Labs, S.A., the Costa Rican manufacturing company, was reincorporated as a wholly-owned subsidiary. As of June 30, 2024, the Company also has wholly-owned subsidiaries in the United States (JAMM Technologies, Inc. and Motiva USA LLC), Brazil (Establishment Labs Produtos para Saude Ltda), Belgium (European Distribution Center Motiva BV), France (Motiva Implants France SAS), Sweden (Motiva Nordica AB), Switzerland (JEN-Vault AG), the United Kingdom (Motiva Implants UK Limited), Italy (Motiva Italy S.R.L), Spain (Motiva Implants Spain, S.L.), Austria (Motiva Austria GmbH), Germany (Motiva Germany GmbH) and Argentina (Motiva Argentina S.R.L). Substantially all of the Company’s revenues are derived from the sale of silicone gel-filled breast implants, branded as Motiva Implants.
The main manufacturing activities are conducted at two manufacturing facilities in Costa Rica. The Company completed construction of its third facility in Costa Rica. In 2010, the Company began operating under the Costa Rica free zone regime (Régimen de Zona Franca), which provides for reduced income tax and other tax obligations pursuant to an agreement with the Costa Rican authorities.
The Company’s products are approved for sale in Europe, the Middle East, Latin America, and Asia, and the Company’s Motiva Flora SmoothSilk Tissue Expander is also approved for sale in the United States. The Company sells its products internationally through a combination of distributors and direct sales to customers.
The Company is pursuing regulatory approval to commercialize its implants in the United States. The Company received approval for an investigational device exemption, or IDE, from the U.S. Food and Drug Administration, or FDA, in March 2018 to initiate a clinical trial in the United States for its Motiva Implants. In August 2019, the Company completed all patient surgeries for the IDE aesthetic cohorts, which include primary augmentation and revision. In 2021, the Company initiated a modular pre-market approval, or PMA, submission process with the FDA and submitted the first of four modules. In June 2022, full enrollment of the IDE clinical trial was complete, and all surgeries in the primary reconstruction cohort were performed. In August 2022, the third module was submitted to the FDA. By June 30, 2022, the Company completed the three-year study subject follow-up for the aesthetic cohort. The final fourth module was submitted to the FDA in February 2023. The Company presented three-year patient follow-up data for the primary augmentation cohort of the IDE clinical trial at The Aesthetic Meeting in April 2023. In May 2024, the Company released preliminary results of the four-year patient follow-up data for the primary augmentation cohort of its IDE clinical trial. The FDA completed the inspection of the Company’s manufacturing facility in Costa Rica at the end of July 2024. After completion, the FDA issued a Form 483 Notice with three observations, each unrelated to one another. The Company subsequently responded in writing to the FDA about the observations, indicating that it has fully remediated all three of them.
In October 2023, the FDA granted 510(k) clearance for the Motiva Flora SmoothSilk Tissue Expander. In January 2024, the Company announced completion of the first commercial procedure of the Motiva Flora SmoothSilk Tissue Expander in the United States and the commercial launch of Motiva Implants in China.
2.    Summary of Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2024 as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s audited consolidated financial statements as of December 31, 2023 and 2022 and for the years ended 2023, 2022 and 2021 presented in the Company’s Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 4, 2024. Below are those policies with current period updates.
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
The condensed consolidated financial statements include the Company’s accounts and those of its wholly owned subsidiaries as of June 30, 2024 as follows:

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
Unaudited Interim Condensed Consolidated Financial Information
The accompanying interim condensed consolidated financial statements as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023, and the related interim information contained within the notes to the condensed consolidated financial statements, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to state fairly the Company’s financial position as of June 30, 2024, and the results of its operations and cash flows for the six months ended June 30, 2024 and 2023. Such adjustments are of a normal and recurring nature. The results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full fiscal year 2024, or for any future period.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
America, and Asia, and other than the Motiva Flora SmoothSilk Tissue Expander, has not yet received approval to sell its products in the United States.
For the six months ended June 30, 2024 and 2023, Brazil accounted for 8.2% and 13.5%, respectively, of consolidated revenue and no other individual country exceeded 10% of consolidated revenue, on a ship-to destination basis.
The majority of the Company’s consolidated total assets, including cash and tangible assets, is held in the United States. The Company’s long-lived assets, which primarily consist of property and equipment and intangible assets located in Costa Rica, represented 83% and 80% of the total long-lived assets as of June 30, 2024 and December 31, 2023, respectively.
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
Substantially all of the Company’s revenues were derived from the sale of Motiva Implants. During the six months ended June 30, 2024 and 2023, no customer accounted for more than 10% of the Company’s revenue. One customer accounted for approximately 10.6% of the Company’s trade accounts receivable balance as of June 30, 2024. Two customers accounted for approximately 12.7% and 11.6% of the Company’s trade accounts receivable balance as of December 31, 2023.
The Company relies on Avantor, Inc. (formerly NuSil Technology, LLC), or Avantor, as the sole supplier of medical-grade silicone used in Motiva Implants. During the six months ended June 30, 2024 and 2023, the Company had purchases of $4.9 million, or 26.4% of total purchases, and $26.8 million, or 56.2% of total purchases, respectively, from Avantor. As of June 30, 2024 and December 31, 2023, the Company had an outstanding balance owed to this vendor of $0.9 million and $5.3 million, respectively.
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
Products developed by the Company require clearance from the FDA or other international regulatory agencies prior to commercial sales. There can be no assurance that the products will receive the necessary clearances. If the Company is denied clearance, clearance is delayed, or the Company is unable to maintain its existing

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
clearances, these developments could have a material adverse impact on the Company.
Cash and Cash Equivalents
The Company’s cash consists of cash maintained in checking and interest-bearing accounts. The majority of the Company’s cash is held at two financial institutions in the United States, with balances in excess of FDIC insurance limits. The Company accounts for financial instruments with original maturities of three months or less at the date of purchase as cash equivalents. The Company held $1.5 million and $2.8 million in cash equivalents as of June 30, 2024 and December 31, 2023, respectively.
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
Inventory and Cost of Revenue
Inventory is stated at the lower of cost to purchase or manufacture the inventory or the net realizable value of such inventory. Cost is determined using the standard cost method which approximates actual costs using the first-in, first-out basis. The Company regularly reviews inventory quantities, actual losses, projected future demand, and remaining shelf life to record a provision for obsolete and/or damaged inventory. Provision for inventory obsolescence of $3.5 million and $3.9 million has been recorded as of June 30, 2024 and December 31, 2023, respectively.
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
Shipping and Handling Costs
Shipping and handling costs are expensed as incurred and are included in selling, general and administrative, or SG&A, expenses. For the three months ended June 30, 2024 and 2023, shipping and handling costs were $1.4 million and $3.6 million, respectively. For the six months ended June 30, 2024 and 2023, shipping and handling costs were $3.1 million and $6.4 million, respectively.
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
The Company recognizes revenue when title to the product and risk of loss transfer to customers, provided there are no remaining performance obligations required of the Company or any written matters requiring customer acceptance. The Company allows for the return of products from direct customers in certain regions in limited instances within fifteen days after the original sale and records estimated sales returns as a reduction of sales in the same period revenue is recognized. Appropriate reserves are established for anticipated sales returns based on historical experience, recent gross sales and any notification of pending returns. Actual sales returns in any future period are inherently uncertain and thus may differ from the estimates. If actual sales returns differ significantly from the estimates, an adjustment to revenue in the current or subsequent period is recorded. An allowance of $1.6 million and $0.3 million was recorded for product returns as of June 30, 2024 and December 31, 2023, respectively. Taxes collected from customers for remittance to governmental authorities are excluded from net sales.
A portion of the Company’s revenue is generated from the sale of consigned inventory maintained at physician, hospital, or clinic locations. For these products, revenue is recognized at the time the Company is notified by the consignee that the product has been implanted, not when the consigned products are delivered to the consignee’s warehouse.
Revenue was generated in these primary geographic markets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
EMEA (Europe / Middle East / Africa)	$20,956	$20,186	$41,558	$40,171
Latin America	8,893	16,318	17,491	27,938
Asia-Pacific	14,143	11,525	22,048	25,546
Other	125	532	187	1,430
Total revenue	$44,117	$48,561	$81,284	$95,085

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
During the year ended December 31, 2023, there was no impairment of goodwill or intangible assets based on the qualitative assessments performed by the Company. As of June 30, 2024, no triggering events have occurred which would indicate that the acquired intangible asset values may not be recoverable.
Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. There were no impairment charges, or changes in estimated useful lives recorded during the year ended December 31, 2023. As of June 30, 2024, no triggering events have occurred which would indicate that the acquired long-lived asset values may not be recoverable.
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
There were no material uncertain tax positions in fiscal year 2023 or for the six months ended June 30, 2024.
Foreign Currency
The financial statements of the Company’s foreign subsidiaries whose functional currencies are the local currencies are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, stockholders’ equity at the historical rates of exchange, and income and expense amounts at the average exchange rate for the period. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in “Accumulated other comprehensive income” as equity in the condensed consolidated balance sheet. Transactions denominated in currencies other than the applicable functional currency

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses resulting from foreign currency transactions are included within “Other income (expense), net” in the condensed consolidated statements of operations. For the three months ended June 30, 2024, foreign currency transaction loss amounted to $2.8 million as compared to a foreign currency transaction gain of $1.5 million for the three months ended June 30, 2023. For the six months ended June 30, 2024, foreign currency transaction loss amounted to $5.8 million as compared to a foreign currency transaction gain of $2.4 million for the six months ended June 30, 2023.
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
Reclassifications
Certain reclassifications have been made to prior year amounts to conform to the current year presentation. These reclassifications had no material impact on the Company’s financial position as of June 30, 2024 or results of operations for the three and six months ended June 30, 2024.
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
The following recent accounting pronouncements issued by the FASB could have a material effect on the Company’s financial statements:
Recently Issued Accounting Standards
In November 2023, the FASB issued Accounting Standards Update, or ASU, No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, especially significant segment expenses, and provides new disclosure

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
requirements for entities with a single reportable segment. The new guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the potential impact of the updated requirements, but based on current understanding, does not expect a material impact on its consolidated financial statements and related disclosures.
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
3.     Balance Sheet Accounts
Inventory, Net

	June 30, 2024	December 31, 2023
	(in thousands)
Raw materials	$33,879	$40,663
Work in process	1,973	1,727
Finished goods	28,361	37,081
Total inventory, net	$64,213	$79,471

As of June 30, 2024 and December 31, 2023, $10.4 million and $7.1 million of inventory was on consignment, respectively.
Prepaid Expenses and Other Current Assets

	June 30, 2024	December 31, 2023
	(in thousands)
Prepaid insurance	$1,151	$2,747
Prepaid services	1,125	420
Prepaid taxes	351	1,073
Prepaid assets	559	394
Prepaid raw materials and accessories	395	468
Prepaid U.S. clinical trial costs	112	176
Prepaid warranty and distribution rights	266	275
Prepaid software	908	506
Other	2,470	2,418
Total prepaid expenses	$7,337	$8,477

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Property and Equipment, Net

	June 30, 2024	December 31, 2023
	(in thousands)
Machinery and equipment	$22,717	$20,510
Building improvements	16,759	10,626
Furniture and fixtures	14,407	9,224
Building	37,227	16,109
Leasehold improvements	2,546	2,600
Land	3,694	3,694
Vehicles	176	176
Construction in process	—	30,593
Total	97,526	93,532
Less: Accumulated depreciation and amortization	(17,980)	(16,327)
Total property and equipment, net	$79,546	$77,205

For each of the three months ended June 30, 2024 and 2023, depreciation and amortization expense related to property and equipment was $0.9 million and $0.6 million, respectively. For the six months ended June 30, 2024 and 2023, depreciation and amortization expense related to property and equipment was $1.8 million and $1.2 million, respectively.
In August 2021, the Company entered into a contract with the Zona Franca Coyol, S.A., or ZFC, to begin construction of a new manufacturing facility in the Coyol Free Zone in Costa Rica. The costs for improvement of the land and construction of a cold shell building were being paid for by ZFC while the Company paid for internal improvements and customization. In 2022, the Company exercised its option to purchase the title to the land and cold shell building for approximately $12.6 million. The construction for this third facility was completed in June 2024. The Company also has the option to buy an adjacent lot of land for approximately $2.8 million and engage ZFC to construct an additional manufacturing facility.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Accrued Liabilities

	June 30, 2024	December 31, 2023
	(in thousands)
Performance bonus	$3,231	$4,451
Payroll and related expenses	5,278	5,223
Operating lease liabilities - current	842	773
Commissions	388	344
Professional and legal services	1,475	1,269
Taxes	157	109
Warranty reserve	134	119
Other	307	1,402
Total accrued liabilities	$11,812	$13,690

Other Liabilities, Short-Term

	June 30, 2024	December 31, 2023
	(in thousands)
Deferred revenue	$1,660	$1,836

Other Liabilities, Long-Term

	June 30, 2024	December 31, 2023
	(in thousands)
Deferred revenue	$1,302	$1,498
Other	154	147
Total other liabilities, long-term	$1,456	$1,645

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
The Company’s goodwill and most intangibles at June 30, 2024 are the result of previous asset and business acquisitions. Finite-lived intangibles are amortized over their estimated useful lives based on expected future benefit.
In addition to the intangibles acquired, the Company capitalized certain patent and license rights as identified intangibles based on patent and license rights agreements entered into over the past several years. Additionally, the Company capitalized certain software development costs.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
There were no changes in the carrying amount of goodwill during the six months ended June 30, 2024:

	Balance as of January 1, 2024	Additions	Accumulated Impairment Losses	Balance as of June 30, 2024
	(in thousands)
Goodwill	$465	$—	$—	$465

The carrying amounts of these intangible assets other than goodwill as of June 30, 2024 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives
	(in thousands)			(in years)
Patents and license rights	$2,033	$(1,463)	$570	7-12
Customer relationships	2,033	(1,996)	37	4-10
510(k) authorization	567	(326)	241	15
Developed technology	62	(62)	—	10
Capitalized software development costs	11,776	(3,394)	8,382	2-5
Other	183	(43)	140	2-5
Capitalized software development costs not yet amortized	230	—	230
Patents and license rights not yet amortized	441	—	441
Total intangibles other than goodwill	$17,325	$(7,284)	$10,041

The carrying amounts of intangible assets other than goodwill as of December 31, 2023 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives
	(in thousands)			(in years)
Patents and license rights	$2,007	$(1,414)	$593	7-12
Customer relationships	2,033	(1,987)	46	4-10
510(k) authorization	567	(307)	260	15
Developed technology	62	(62)	—	10
Capitalized software development costs	5,293	(2,653)	2,640	2-5
Other	183	(41)	142	2-5
Capitalized software development costs not yet amortized	3,865	—	3,865
Patents and license rights not yet amortized	441	—	441
Total intangibles other than goodwill	$14,451	$(6,464)	$7,987

For each of the three months ended June 30, 2024 and 2023, amortization expense related to intangible assets was $0.5 million and $0.3 million, respectively. The amortization expense associated with intangible assets was $0.8 million and $0.6 million for each of the six months ended June 30, 2024 and 2023, respectively. Non-product related amortization is recorded in SG&A while product related amortization is recorded in cost of revenue.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of June 30, 2024, the amortization expense related to identifiable intangible assets, with definite useful lives, in future periods is expected to be as follows:

Year Ending December 31,	(in thousands)
2024 (remaining)	$1,198
2025	2,326
2026	1,863
2027	1,631
2028	1,487
Thereafter	865
Total expected future amortization expense	$9,370

The Company evaluates the recoverability of goodwill and indefinite-lived intangible assets annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. During the year ended December 31, 2023, there was no impairment of goodwill or intangible assets based on the qualitative assessments performed by the Company. As of June 30, 2024, no triggering events have occurred which would indicate that the acquired intangible asset values may not be recoverable.
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
The Company may elect to prepay all or any portion of the amounts owed prior to the Maturity Date, provided that the Company provides notice to the Administrative Agent, the amount is not less than $5 million, and the amount is accompanied by all accrued and unpaid interest thereon through the date of prepayment, plus the applicable yield protection premium and the applicable Exit Fee. Prepayments of the Tranche A Term Loans or Tranche B Term Loans prior to the second anniversary of the Closing Date or prepayments of the Tranche C Term Loans or Tranche D Term Loans prior to the one-year anniversary of the applicable funding date will be accompanied by a yield protection premium equal to the sum of all interest that would have accrued through such second anniversary plus 4% of the principal amount so prepaid. Prepayments of the Term Loans after the second anniversary of the Closing Date in the case of Tranche A Term Loans and Tranche B Term Loans or the one year anniversary of the applicable funding date in the case of the Tranche C Term Loans and the Tranche D Term Loans but before, in each case, the third anniversary of the Closing Date, will be accompanied by a yield protection premium equal to 4% of the principal amount so prepaid if made prior to the third anniversary of the Closing Date, 2% if made on or after the 3rd anniversary of the Closing Date but prior to the fourth anniversary of the Closing Date, and 0% if made on or after the 4th anniversary of the Closing Date. If the Term Loans are accelerated following the occurrence of an event of default, the Company shall immediately pay to Lenders the sum of all obligations for principal, accrued interest, the applicable yield maintenance premium and the applicable Exit Fee. Under the Amendment, Tranche D Term Loans were modified to provide for a make whole plus 4% for any prepayments of the Tranche C Term Loans and Tranche D Term Loans during the one year period after their advance. The existing prepayment premium schedule was otherwise preserved.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
period ending on the last day of each fiscal quarter in excess of 50% of specified target gross sales for such period. The Credit Agreement provides for a customary equity cure right in the event the Company fails to comply with the minimum gross sales covenant.
The effective interest rate under the Credit Agreement is 10.4%, and the weighted average interest rate is 9.0%. The Company elected to pay interest in kind on up to two-thirds of cash interest payments prior to the second anniversary of the Closing Date, resulting in a minimum initial cash interest rate of 3.00%. In connection with the Credit Agreement, the Company incurred $5.2 million and $4.2 million in interest expense during the three months ended June 30, 2024 and 2023, respectively, and $10.1 million and $8.3 million in interest expense during the six months ended June 30, 2024 and 2023, respectively. No principal payments are due on the Term Loans until the final maturity date on April 26, 2027.
As of June 30, 2024, $196.4 million was outstanding under the Credit Agreement representing the initial principal of $150 million for the Tranche A Term Loan, $25 million for the Tranche B Term Loan and $21.4 million of interest accrued into the principal balance.
The Company recorded Oaktree debt on the condensed consolidated balance sheets as follows:

	June 30, 2024	December 31, 2023
	(in thousands)
Principal	$196,400	$192,566
Net unamortized debt discount and issuance costs	(2,668)	(3,827)
Net carrying value of Oaktree debt	$193,732	$188,739

As of June 30, 2024, the Company was in compliance with all financial debt covenants.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
periods have not been considered in the determination of the ROU or lease liabilities associated with these leases as management did not consider it reasonably certain it would exercise the options.
During the six months ended June 30, 2024, the Company earned income from subleasing a warehouse facility for the remaining life of an existing master lease. The sublease agreement did not release the Company from its obligations under the master lease, and no modifications were made to the lease agreement. Income from the sublease is recognized on a straight-line basis over the term of the agreement.
The Company’s lease and sublease agreements do not contain any termination options, material residual value guarantees, material bargain purchase options or material restrictive covenants. The Company does not have any lease transactions with related parties.
Total lease cost includes the following components:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Operating lease expense cost	$627	$550
Sublease income	(156)	—
Total lease cost, net of sublease income	$471	$550

	June 30, 2024	December 31, 2023
Supplemental balance sheet information	(in thousands)
Operating lease right-of-use assets	$3,717	$3,381

Operating lease liabilities - short-term	$842	$773
Operating lease liabilities - long-term	2,989	2,712
Total operating lease liabilities	$3,831	$3,485

Weighted-average remaining lease term (years)
Operating leases	4.3	4.6

Weighted-average discount rate (%)
Operating leases	10.1%	9.3%

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	(in thousands)
Operating cash outflows from operating lease expenses	$606	$538
Operating cash inflows from subleases	(159)	—
Operating cash outflows from operating leases, net of sublease income	$447	$538

ROU assets obtained in exchange for new lease liabilities
Operating leases	$734	$478

Maturities of lease liabilities as of June 30, 2024 were as follows:

Years Ending December 31,	Operating Leases
(in thousands)
2024 (remaining)	$576
2025	1,111
2026	1,029
2027	919
2028	775
Thereafter	368
Total future minimum lease payments	4,778
Less: Amount of lease payments representing interest	(947)
Present value of future minimum lease payments	$3,831

The undiscounted future cash receipts from the Company’s sublease as of June 30, 2024 were as follows:

Years Ending December 31,	Sublease
(in thousands)
2024 (remaining)	$161
2025	332
2026	343
2027	355
2028	368
Thereafter	315
Total undiscounted future sublease cash receipts	$1,874

7.    Shareholders’ Equity
Under the Company’s Amended and Restated Memorandum of Association and Articles of Association, or Articles, in effect as of June 30, 2024 and December 31, 2023, the Company has authorized an unlimited number of common shares with no par value.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of June 30, 2024 and December 31, 2023, 28,349,936 and 26,495,250 common shares, respectively, were issued and 27,941,866 and 26,087,180 common shares, respectively, were outstanding.
During the six months ended June 30, 2024, the Company granted stock options and RSUs to employees and contractors (see Note 9).
On January 9, 2024, the Company entered into a securities purchase agreement with select institutional accredited investors to sell 1,101,565 common shares at a price of $25.00 per share and pre-funded warrants to purchase 898,435 common shares at a price of $24.999 per share. The pre-funded warrants may be exercised immediately at a price of $0.001 per share until exercised in full. Net proceeds to the Company from the offering, after deducting offering expenses, were approximately $49.7 million.
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
The Company had reserved common shares for future issuances as follows:

	June 30, 2024	December 31, 2023
Warrants to purchase common shares	298,435	—
Options to purchase common shares	1,428,909	1,487,387
Remaining shares available under the 2018 Equity Incentive Plan	2,911,337	2,953,884
Shares issuable on vesting of grants of RSUs	287,024	196,177
Remaining shares available under the 2018 ESPP	1,222,000	1,035,000
Total common shares reserved for future issuances	6,147,705	5,672,448

8.    Warrants
In January 2024, the Company issued pre-funded warrants for the purchase of 898,435 common shares to select institutional accredited investors at a fixed exercise price of $0.001 per share. The pre-funded warrants are exercisable immediately and until exercised in full.
During the three and six months ended June 30, 2024, warrants to purchase 376,978 and 600,000 shares were net exercised to obtain 376,972 and 599,991 shares, respectively. As of June 30, 2024, warrants to purchase 298,435 common shares were outstanding and exercisable, as set forth in the table below. As of December 31, 2023, no warrants were outstanding and exercisable.

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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
During the periods presented, the Company recorded the following share-based compensation expense for stock options and RSUs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Sales, general and administrative	$3,107	$3,265	$6,015	$6,014
Research and development	650	351	1,187	926
Total stock compensation expense	$3,757	$3,616	$7,202	$6,940

Stock Options

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2023	1,487,387	$47.47	6.27	$4,308
Granted (weighted-average fair value $33.34 per share)	170,149	47.90
Exercised	(110,178)	18.18
Forfeited/canceled	(118,449)	69.67
Balances at June 30, 2024	1,428,909	$47.94	6.59	$14,184

As of June 30, 2024, 954,685 options were vested and exercisable with a weighted-average exercise price of $42.59 per share and a total aggregate intrinsic value of $13.4 million.
During the six months ended June 30, 2024, 110,178 options were exercised at a weighted-average price of $18.18 per share. The intrinsic value of the options exercised during the six months ended June 30, 2024 and 2023 was $3.5 million and $3.2 million, respectively. Upon the exercise of stock options, the Company issued new shares from its authorized shares.
At June 30, 2024, unrecognized compensation expense was $12.3 million related to stock options granted to employees and members of the Board of Directors and $1.3 million related to stock options granted to

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
consultants. The weighted-average period over which such compensation expense will be recognized is 2.3 years.
Stock Options Granted to Employees
Share-based compensation expense for employees is based on the grant date fair value. The Company recognizes compensation expense for all share-based awards ratably on a straight-line basis over the requisite service period of the awards, which is generally the vesting term of four years. During the six months ended June 30, 2024 and 2023, the Company recognized $3.7 million and $4.3 million, respectively, of share-based compensation expense for stock options granted to employees.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The fair value of stock options granted to employees was estimated using the following assumptions:

	Six Months Ended June 30,
	2024	2023
Volatility	63%	62%
Risk-free interest rate	4.5%	3.4% - 4.3%
Term (in years)	6.25	6.25
Dividend yield	—	—

Stock Options Granted to Non-Employees
Share-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned using an accelerated attribution method. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered. For the six months ended June 30, 2024 and 2023, the Company recognized expense of $0.3 million and $0.7 million, respectively, for stock options granted to consultants.
The fair value of stock options granted to consultants was estimated using the following assumptions during the following periods presented:

	Six Months Ended June 30,
	2024	2023
Volatility	57%	60%
Risk-free interest rate	4.1%	4.0%
Term (in years)	10	10
Dividend yield	—	—

Restricted Stock
Each vested RSU entitles the holder to be issued one common share. These awards vest according to a vesting schedule determined by the Compensation Committee of the Company’s Board of Directors, generally over a one to four year period.
The following table represents RSU activity for fiscal 2024:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding unvested at December 31, 2023	196,177	$56.89
Granted	162,232	48.23
Vested	(44,603)	66.36
Forfeited/canceled	(26,782)	60.53
Outstanding unvested at June 30, 2024	287,024	$50.18

The fair value of RSUs is the grant date market value of common shares. The Company recognizes share-based compensation expense related to RSUs using a straight-line method over the vesting term of the awards. The

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
share-based compensation expense for RSUs that vested during the six months ended June 30, 2024 and 2023, was $3.2 million and $2.0 million, respectively, which was calculated based on the market value of the Company’s common shares on the applicable grant date.
As of June 30, 2024, the Company had unrecognized share-based compensation cost of approximately $13.6 million associated with unvested awards of RSUs. This cost is expected to be recognized over a weighted-average period of approximately 2.7 years.
10.    Net Loss Per Share
The following table summarizes the computation of basic and diluted net loss per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except share and per share data)
Numerator:
Net loss	$(17,181)	$(16,745)	$(33,383)	$(28,687)
Denominator:
Weighted average common shares used for basic and diluted earnings per share	27,905,614	25,615,444	27,679,832	25,144,375
Net loss per share:
Basic and diluted	$(0.62)	$(0.65)	$(1.21)	$(1.14)

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
The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares:

	Six Months Ended June 30,
	2024	2023
Options to purchase common shares	1,428,909	1,590,664
Shares issuable on vesting of grants of RSUs	287,024	206,744
Total potentially dilutive shares outstanding	1,715,933	1,797,408

11.    Related Party Transactions
During the six months ended June 30, 2024 and 2023, the Company recorded revenue of $0.4 million and $0.8 million, respectively, for product sales to Herramientas Medicas, S.A., a distribution company owned by a family member of the Chief Executive Officer of the Company. Accounts receivable owed to the Company from this distribution company amounted to approximately $0.4 million and $0.6 million as of June 30, 2024 and December 31, 2023, respectively.
In 2016, the Company also entered into a separate agreement with Dr. Chacón Quirós, the brother of the Company’s Chief Executive Officer Juan José Chacón Quirós, to maintain his clinic in Costa Rica as a

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
MotivaImagine Excellence Center and to host and train physicians in the use of the Company’s products in relevant procedures, among other services, in exchange for cash reimbursement of up to $4,500 per day that such services are rendered. In August 2022, the Company entered into a new agreement with Dr. Chacón Quirós, replacing the original agreement, to continue the training services in exchange for cash reimbursement of his hourly rate of $531 when such services are rendered. In December 2020, Dr. Chacón Quirós was granted options to purchase 22,068 common shares vesting over four years in equal annual installments, provided that he continues to provide these services at such times. During the six months ended June 30, 2024 and 2023, the Company paid Dr. Chacón Quirós approximately $99,000 and $129,000, respectively, for services rendered.
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
As of June 30, 2024, the Company has 42 employees in Brazil and 4 employees in Argentina who are represented by a labor union.
13.     Commitments and Contingencies
Contingencies
Periodically, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. As of June 30, 2024 and 2023, and as of December 31, 2023, contingent liabilities were not material, individually or in aggregate, to the Company's financial condition, results of operations or cash flows. However, any monetary liability or financial impact to the Company from these contingent liabilities could differ materially from the Company's expectations.
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
We have devoted a majority of our resources since inception to developing our Motiva Implants, which we began selling in October 2010. We have incurred net losses in each year since inception, and we have financed our operations primarily through equity financings and debt financings. We are currently seeking FDA approval to sell Motiva Implants in the United States. We obtained an investigational device exemption, or IDE, from the FDA in March 2018 to conduct a clinical trial for the Motiva Implants and, in February 2023, we submitted the last of the four required modules to the FDA. At the end of July 2024, the FDA completed its PMA preapproval inspection of our manufacturing facility for Motiva Implants in Costa Rica.
In April 2023, we presented three-year patient follow-up data for the primary augmentation cohort of the IDE clinical trial at The Aesthetic Meeting. The preliminary results for the primary augmentation cohort's four-year patient follow-up data, which we released in May 2024, indicated that our rates of capsular contracture and rupture have remained unchanged for the past two years. These preliminary results indicated that, at year four, there are still only two patients with capsular contracture, which equates to one in 200 women, and only one patient with a suspected rupture.
In October 2023, the FDA granted 510(k) clearance for the Motiva Flora SmoothSilk Tissue Expander.
Financial Highlights
Our revenue for the six months ended June 30, 2024 and 2023 was $81.3 million and $95.1 million, respectively, a decrease of $13.8 million, or 14.5%. Net losses were $33.4 million for the six months ended June 30, 2024 as compared to $28.7 million for the six months ended June 30, 2023. As of June 30, 2024 we had an accumulated deficit of $393.5 million.
Our cash balance as of June 30, 2024 was $54.6 million.
Recent Developments
Regulatory and Operational Updates
In April 2024, we announced that the FDA had scheduled the PMA preapproval inspection of our manufacturing facilities in Costa Rica for Motiva Implants. The FDA completed the inspection at the end of July 2024. After completion, the FDA issued a Form 483 Notice with three observations, each unrelated to one another. The Company subsequently responded in writing to the FDA about the observations, indicating that it has fully remediated all three of them.

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
In June 2024, we finalized the construction of our manufacturing and corporate offices in the Coyol Free Zone, or CFZ, in Costa Rica, which includes approximately 100,000 square feet of facility space intended to increase our manufacturing capacity by approximately 730,000 units per year. The facility obtained necessary regulatory approvals to commence manufacturing. We incurred approximately $56.0 million in costs for this phase of the project. Additional phases of the project may be executed, at our option, to further expand manufacturing capacity at the new facility.
In addition, in October 2023, we completed and announced the results of the two-year 100-patient clinical study for Mia Femtech, our patented technologies that can increase breast shape by 1 to 2 cups in a 15-minute procedure without the need for general anesthesia. The single-center, Institutional Review Board approved study began in December 2020 and involved participation of fifteen board-certified plastic surgeons from Costa Rica, Sweden, England, Brazil, Austria, Italy, Belgium, and the United States. We have launched Mia Femtech globally through partnerships with clinics in a number of countries including Japan, Spain, Switzerland, Sweden, Germany, France, Costa Rica, Turkey and the Middle East. In October 2023, we also launched, in select geographies, Zen - the newest generation of our passive RFID technology that is now non-ferromagnetic. Zen is available with Motiva Ergonomix2 Round implants in the Joy program.
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
Components of Results of Operations
Revenue
We commenced sales of our Motiva Implants in October 2010, which have historically accounted for the majority of our revenues. Sales of our Motiva Implants accounted for over 99% of our revenues for the six months ended June 30, 2024, and we expect our revenues to continue to be driven primarily by sales of these products. We primarily derive revenue from sales of our Motiva Implants to two types of customers: (1) medical distributors and (2) direct sales to physicians, hospitals, and clinics.
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
We expect our revenue to increase as we enter new markets, launch Motiva Implants in the United States, if approved, expand awareness of our products in existing markets, and grow our distributor network and direct sales force. We also expect our revenue to fluctuate from quarter to quarter due to a variety of factors, including seasonal fluctuations in demand for Motiva Implants. We are also affected by foreign currency fluctuations.

Cost of Revenue and Gross Margin
Our implants are manufactured at our two facilities in Costa Rica. Construction of our third facility in Costa Rica was completed in June 2024. Cost of revenue is primarily the cost of silicone but also includes other raw materials, packaging, components, quality assurance, labor costs, as well as manufacturing and overhead expenses. Cost of revenue also includes depreciation expense for production equipment, and amortization of certain intangible assets.
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
We expect our SG&A expenses to remain significant in absolute dollars as our business grows and we continue to invest in our sales, marketing, medical education, training and general administration resources to build our corporate infrastructure. However, we expect our SG&A expenses to decrease as a percentage of our revenue over the long term, although our SG&A expenses may fluctuate from period to period due to the timing of expenses related to our sales and marketing campaigns, as well as expansion into new markets and geographies.
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
We expect our R&D expenses to remain elevated for the foreseeable future as we continue to advance our products under development, as well as initiate and prepare for additional clinical studies. We received an approval of an IDE from the FDA in March 2018 to initiate a clinical trial and enrolled the first patient in April 2018. The IDE clinical trial is expected to cost between $30.0 million and $40.0 million over ten years. As of June 30, 2024, approximately $31.5 million has been spent on the trial to date. We also have other products under development for which we may be required to conduct clinical trials in future periods in order to receive regulatory approval to market these products.
Interest Expense
Interest expense consists primarily of cash and non-cash interest related to outstanding debt and amortization of debt discounts. As of June 30, 2024, we had $196.4 million in outstanding principal under our term loan, including interest accrued into the principal balance. See Note 5 “Debt” for additional information.
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
Business Update Regarding Macroeconomic Conditions
•Financial Results: The second half of fiscal year 2023 showed a slowing in revenue growth as a result of an overall slowdown in demand for aesthetic procedures, which we believe was primarily due to general uncertainty about macroeconomic conditions and seasonality. The strong sequential improvement we observed in revenue this quarter, which resulted in an approximately 19% quarter-over-quarter increase in revenue, reflects the stabilization of global demand for our products. All regions showed sequential improvement in the second quarter. However, Brazil, which remains our largest single market, continues to suffer from weaker underlying demand for aesthetic and reconstructive plastic surgery, and we do not anticipate any improvement this year. To strengthen our market position in Brazil, we have implemented several initiatives that are designed to ensure our cost base aligns with the current demand during this slowdown. Conversely, our European region has improved, and in the second quarter some markets in that region have fully rebounded from last year's slowdown. Moreover, we are witnessing signs of a robust recovery in demand from our distributors in the Asia Pacific region. We have been managing our inventory levels to satisfy the current and projected global demand.
•Outlook: Demand for our products is dependent on the relative strength of the global and regional medical device markets, which are sensitive to general macroeconomic conditions. The current global macroeconomic environment remains complex, with elevated inflation and interest rates driving reductions in discretionary spending in the markets we operate. These macroeconomic challenges, combined with geopolitical upheaval, have led to ongoing volatility within global markets. The Latin American market especially is experiencing a slower pace of stabilization compared to the rest of the world, and we hold the belief that the macroeconomic conditions in this region will pose challenges for aesthetics in general.
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

Consolidated Results of Operations
The following table sets forth our results of operations for the periods presented, in dollars:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(unaudited) (in thousands)
Revenue	$44,117	$48,561	$81,284	$95,085
Cost of revenue	15,181	18,300	27,968	34,745
Gross profit	28,936	30,261	53,316	60,340
Operating expenses:
Sales, general and administrative	32,792	37,027	61,733	68,733
Research and development	5,488	6,947	9,761	13,480
Total operating expenses	38,280	43,974	71,494	82,213
Loss from operations	(9,344)	(13,713)	(18,178)	(21,873)
Interest expense	(5,186)	(3,620)	(9,567)	(7,376)
Other income (expense), net	(2,223)	1,513	(4,772)	2,317
Loss before income taxes	(16,753)	(15,820)	(32,517)	(26,932)
Provision for income taxes	(428)	(925)	(866)	(1,755)
Net loss	$(17,181)	$(16,745)	$(33,383)	$(28,687)

Comparison of Three Months Ended June 30, 2024 and 2023

	Three Months Ended June 30,
	2024	2023
	(unaudited) (in thousands)
Revenue	$44,117	$48,561
Cost of revenue	15,181	18,300
Gross profit	$28,936	$30,261
Gross margin	65.6%	62.3%

Revenue
Revenue decreased $4.5 million, or 9.3%, to $44.1 million for the three months ended June 30, 2024 as compared to $48.6 million the three months ended June 30, 2023. The decrease was primarily due to a decrease in demand in Latin America, resulting in an approximately 46% decrease in revenue in this region as compared to the same period in fiscal 2023, and was partially offset by an increase in Asia-Pacific, resulting in an approximately 23% increase in revenue in this region compared to the same period in 2023, and slight increases in global selling prices. Revenue from our European markets remained stable. We believe the decrease in demand for aesthetic procedures in certain affected regions is a result of continuing general uncertainty about macroeconomic conditions, as well as seasonality. These conditions have continued in certain markets in 2024.
Cost of Revenue and Gross Margin
Cost of revenue decreased $3.1 million, or 16.9%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease in cost of revenue is in line with the decrease in revenue except as described below.
Gross margin increased to 65.6% for the three months ended June 30, 2024 as compared to 62.3% for the three months ended June 30, 2023, primarily due to the benefit of geographic mix and slight increases in average global selling prices in fiscal 2024, partially offset by a higher cost of labor and overhead, due, in part, to the revaluation of the Costa Rica colon.
Operating Expenses

	Three Months Ended June 30,
	2024	2024
	(unaudited) (in thousands)
Operating expenses:
Sales, general and administrative	$32,792	$37,027
Research and development	5,488	6,947
Total operating expenses	$38,280	$43,974

Sales, General and Administrative Expense
SG&A expense decreased $4.2 million, or 11.4%, to $32.8 million for the three months ended June 30, 2024, compared to $37.0 million for the three months ended June 30, 2023. The decrease in SG&A was primarily due to a $2.1 million decrease in consulting fees, a $1.8 million decrease in freight associated with lower sales, a $1.3 million decrease in personnel and related costs from decreased headcount, and a $0.6 million decrease in sales commissions, partially offset by a $0.5 million increase in depreciation and amortization expenses, a $0.5 million increase in insurance expenses and a $0.5 million increase in software implementation costs. In the fourth quarter of 2023, we implemented measures targeting a decrease in operating expenses, including headcount reduction to lower global personnel costs.

Research and Development Expense
R&D expense decreased $1.4 million, or 20.3%, to $5.5 million for the three months ended June 30, 2024, compared to $6.9 million for the three months ended June 30, 2023 primarily due to a $1.8 million decrease in personnel costs from decreased headcount, partially offset by a $0.3 million increase in stock compensation costs.
Interest Expense
Interest expense for the three months ended June 30, 2024 was $5.2 million as compared to $3.6 million for the three months ended June 30, 2023. The increase was primarily due to an increase in debt principal.
Provision for Income Taxes
Provision for income taxes decreased $0.5 million, or 55.6%, to $0.4 million for the three months ended June 30, 2024, compared to $0.9 million for the three months ended June 30, 2023. The change in the provision for income taxes is primarily due to the decrease in pre-tax income in certain U.S. and foreign jurisdictions.
Other Income (Expense), Net
Other income (expense), net, decreased $4.1 million to a loss of $2.8 million for the three months ended June 30, 2024, compared to a gain of $1.3 million for the three months ended June 30, 2023. The decrease was primarily due to foreign currency fluctuations of the euro and the Brazilian real as compared to the U.S. dollar in the second quarter of 2024 compared to the second quarter of 2023, resulting in a foreign currency transaction loss of $2.8 million, the majority of which remains unrealized, for the three months ended June 30, 2024, compared to a $1.5 million gain for the three months ended June 30, 2023.

Comparison of the Six Months Ended June 30, 2024 and 2023

	Six Months Ended June 30,
	2024	2023
	(unaudited) (in thousands)
Revenue	$81,284	$95,085
Cost of revenue	27,968	34,745
Gross profit	$53,316	$60,340
Gross margin	65.6%	63.5%

Revenue
Revenue decreased $13.8 million, or 14.5%, to $81.3 million for the six months ended June 30, 2024 as compared to $95.1 million for the six months ended June 30, 2023. The decrease was primarily due to a decrease in overall demand in Latin America resulting in an approximately 37% decrease in revenue in this region as compared to the same period in fiscal 2023, and Asia Pacific, resulting in an approximately 14% decrease in revenue in this region as compared to the same period in fiscal 2023, partially offset by slight increases in global selling prices and demand in Europe. The second half of fiscal year 2023 showed a slowing in revenue growth as a result of an overall slowdown in demand for aesthetic procedures, primarily due to general uncertainty about macroeconomic conditions and seasonality. These conditions have continued in certain markets in 2024.
Cost of Revenue and Gross Margin
Cost of revenue decreased $6.7 million, or 19.3%, to $28.0 million for the six months ended June 30, 2024 compared to $34.7 million for the six months ended June 30, 2023. The decrease in cost of revenue is in line with the decrease in revenue except as described below.
Gross margin increased to 65.6% for the six months ended June 30, 2024 compared to 63.5% for the six months ended June 30, 2023, due to the benefit of geographic mix and slight increases in average global selling prices in fiscal 2024, partially offset by a higher cost of labor and overhead, due, in part, to the revaluation of the Costa Rica colon.
Operating Expenses

	Six Months Ended June 30,
	2024	2023
	(unaudited) (in thousands)
Operating expenses:
Sales, general and administrative	$61,733	$68,733
Research and development	9,761	13,480
Total operating expenses	$71,494	$82,213

Sales, General and Administrative Expense
SG&A expense decreased $7.0 million, or 10.2%, to $61.7 million for the six months ended June 30, 2024, compared to $68.7 million for the six months ended June 30, 2023. The decrease in SG&A was primarily due to a $2.7 million decrease in freight associated with lower sales, a $2.1 million decrease in consulting fees, a $1.5 million decrease in commissions, a $1.5 million decrease in personnel and related costs from decreased headcount, a $0.7 million decrease in sales and marketing expenses, and a $0.3 million decrease in costs in facilities, partially offset by a $0.7 million increase in depreciation and amortization expenses, a $0.7 million increase in insurance expenses, and a $0.6 million increase in software implementation costs. In the fourth quarter of 2023, we implemented measures targeting a decrease in operating expenses, including headcount reduction to lower global personnel costs.

Research and Development Expense
R&D expense decreased $3.7 million, or 27.4%, to $9.8 million for the six months ended June 30, 2024, compared to $13.5 million for the six months ended June 30, 2023. The decrease in R&D expense was primarily due to a $3.2 million decrease in personnel cost and a $0.9 million decrease in expenditures related to our IDE clinical trial in the United States, partially offset by a $0.3 million increase in stock compensation costs and a $0.1 million increase in regulatory affairs costs.
Interest Expense
Interest expense was $9.6 million for the six months ended June 30, 2024, compared to $7.4 million for the six months ended June 30, 2023. The increase was primarily due to an increase in debt principal.
Provision for Income Taxes
Provision for income taxes decreased $0.9 million, or 50.0%, to $0.9 million for the six months ended June 30, 2024, compared to $1.8 million for the six months ended June 30, 2023. The change in the provision for income taxes is primarily due to the decrease in pre-tax income in certain US and foreign jurisdictions.
Other Income (Expense), Net
Other income (expense), net decreased $7.9 million to a loss of $5.8 million for the six months ended June 30, 2024, compared to an income of $2.1 million for the six months ended June 30, 2023. The decrease was primarily due to the foreign currency fluctuations of the Brazilian real and euro as compared to the U.S. dollar in fiscal 2024 and 2023, resulting in a foreign currency transaction loss of $5.8 million, the majority of which remains unrealized, for the six months ended June 30, 2024, compared to a $2.4 million gain for the six months ended June 30, 2023.
Liquidity and Capital Resources
As of June 30, 2024, we had an accumulated deficit of $393.5 million. Since our inception, we have generated losses and expect to continue to generate losses in the near term. We have financed our operations through a combination of equity financings and debt financings, and from cash generated from operations, primarily from the collection of accounts receivable resulting from sales. Our historical cash outflows have primarily been associated with cash used for operating activities such as expansion of our sales and marketing and distributor infrastructure, investing in inventory, R&D activities, asset acquisitions, capital improvements, including our new manufacturing facility, and other working capital needs. As of June 30, 2024 and December 31, 2023, we had cash of $54.6 million and $40.0 million, respectively.
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
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Six Months Ended June 30,
	2024	2023
	(unaudited) (in thousands)
Net cash provided by (used in):
Operating activities	$(25,306)	$(48,854)
Investing activities	(11,027)	(13,327)
Financing activities	51,432	85,675
Effect of exchange rate changes on cash	(534)	333
Net increase in cash	$14,565	$23,827

Net Cash Used in Operating Activities
Net cash used in operating activities of $25.3 million for the six months ended June 30, 2024 was primarily comprised of a net loss of $33.4 million, changes in operating assets and liabilities of $12.1 million and $0.6 million of interest capitalized for construction in progress, partially offset by $7.2 million of share-based compensation expense, $5.0 million of non-cash interest expense due to accretion of debt discounts, $4.4 million of unrealized foreign currency loss, $2.7 million of non-cash depreciation and amortization expense, a $0.5 million change in provision for inventory obsolescence, a $0.4 million change in allowance for credit losses and $0.3 million of right-to-use asset amortization.

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
Net Cash Used in Investing Activities
Net cash used in investing activities of $11.0 million for the six months ended June 30, 2024 primarily reflected $4.8 million in costs incurred for intangible assets primarily driven by the development of an enterprise resource planning system for the anticipated U.S. launch of Motiva Implants, $4.1 million in purchases of property and equipment primarily related to the new manufacturing facility, and $2.2 million of cash paid for capital expenditures on construction in progress related to our new manufacturing facility in the CFZ in Costa Rica.
Net cash used in investing activities of $13.3 million for the six months ended June 30, 2023 primarily consisted of $9.7 million of cash paid for capital expenditures on construction in progress related to our new manufacturing facility in Costa Rica and $3.5 million in purchases of property and equipment.
Net Cash Provided by Financing Activities
Net cash provided by financing activities of $51.4 million for the six months ended June 30, 2024 primarily reflected $49.7 million of proceeds received for the issuance of common shares and pre-funded warrants, net of offering expenses, from our private placement offering in January 2024 and $2.0 million in proceeds received for stock option exercises partially offset by $0.3 million paid to satisfy tax withholding obligations upon the vesting of restricted stock.
Net cash provided by financing activities of $85.7 million for the six months ended June 30, 2023 primarily $84.5 million of proceeds received for the issuance of common shares, net of underwriters’ discount and issuance costs, from our public offering in April 2023 and $1.5 million in proceeds received for stock option exercises, partially offset by $0.3 million paid to satisfy tax withholding obligations upon the vesting of restricted stock.
Material Cash Requirements
Our material cash requirements have not changed materially from those included in our Annual Report on the Form 10-K filed with the SEC on March 4, 2024.
Indebtedness
On April 26, 2022, or the Closing Date, we entered into the Credit Agreement, pursuant to which the Lenders agreed to make term loans to the Company in an aggregate principal amount of up to $225 million, which we collectively refer to as the Term Loans, with the first tranche of $150 million advanced on the Closing Date. Part of the first tranche was used to repay the outstanding principal and interest under the Madryn Credit Agreement in full, including the early repayment penalty of $6.5 million. In December 2022, we qualified to borrow and received an advance of $25 million under the second tranche. The Term Loans will mature on the 5-year anniversary of the Closing Date and accrue interest at a rate equal to 9% per annum. As of June 30, 2024, $196.4 million was outstanding under the Credit Agreement, representing the initial principal of $150 million for the Tranche A Term Loan, $25 million for the Tranche B Term Loan and $21.4 million of interest accrued into the principal balance.
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
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk during the six months ended June 30, 2024 has not materially changed from what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. See Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of June 30, 2024, the end of the period covered by this Quarterly Report on From 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report at the reasonable assurance level.
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
In recent years, we have incurred significant costs in connection with the research and development of Motiva Implants, the Mia Femtech technology, and our other product candidates, products and services.
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

Both before and after a product is commercially released, we will be subject to ongoing and customary oversight of government regulators, including inspections of our manufacturing facilities. Our facilities are, and will remain, subject to periodic inspections by the FDA to determine compliance with applicable regulations. The results of these inspections can include inspectional observations on FDA’s Form-483 notice, warning letters, or other forms of enforcement. If the FDA or a non-U.S. regulatory agency were to conclude that we are not in compliance with applicable laws or regulations, the FDA or similar foreign regulatory agency could ban products, withdraw marketing authorizations for such products, refuse to grant pending marketing applications, and/or require lengthy remediations. For example, in July 2024, the FDA completed the pre-approval inspection of our manufacturing facility in Costa Rica. After completion, the FDA issued a Form 483 Notice with three observations. Although we subsequently responded to the FDA indicating that we fully remediated all three of the observations in question, we cannot be sure if or when the FDA will clear our facility for production or our products for marketing. Even if the FDA clears the inspection, we will be subject to periodic and ongoing inspections in the future. Any adverse outcome in one or more of these investigations could include the commencement of civil and/or criminal proceedings, substantial fines, penalties, and/or administrative remedies. In addition, resolution of any of these matters could involve the imposition of additional, costly compliance obligations. These potential consequences, as well as any adverse outcome from government investigations, could have an adverse effect on our business, operating results, and financial condition.
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
FDA regulatory approval in the United States is not a guarantee upon successful completion of preclinical and clinical studies, and the filing and approval process itself is expensive and may take several years. The FDA also has substantial discretion in the approval process. Despite the time and expense exerted, failure may occur at any stage, and we could encounter problems that cause us to abandon or repeat clinical trials, including our ongoing IDE clinical trial that commenced in April 2018, for which we have submitted all four modules to the FDA. Additionally, we may not obtain FDA approval on the timeline we anticipate or at all. The FDA can delay, limit, or deny approval of a product candidate for many reasons, including, but not limited, to:
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
Although we launched Motiva Implants commercially in October 2010 and have sold approximately 3.8 million units to date in various countries outside the United States, we do not have as much post-market surveillance data as our competitors and may not have clearly identified all possible or actual risks of our products. Furthermore, if our clinical trials do not produce patient data that compares favorably with breast implants that are already on the market, physicians and patients may opt to not use our products, and our business would suffer.
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
Manufacturing of silicone breast implants requires costly capital equipment and a highly skilled workforce. There is a significant lead time to build and certify a new manufacturing facility. Until 2017, we had one manufacturing facility in Costa Rica, and we experienced inventory shortages from time-to-time that impaired our ability to meet market demand. In March 2017, our second manufacturing facility, also located in Costa Rica, became operational, and we received certification under the multi-country MDSAP protocol and began shipping saleable product. Although we believe our current facilities give us adequate manufacturing capacity to meet current demand, we have, in the past, been unable to fill all incoming orders. We began construction of the third facility in Costa Rica during the third quarter of 2021. In July 2023, we announced the grand opening of the first phase of the Sulàyöm Innovation Campus and commenced manufacturing from the new facility during the second quarter of fiscal 2024. If demand increases faster than we expect, or if we are unable to produce the quantity of goods that we expect with our current facilities, we may not be able to grow revenue at an optimal rate. There may be other negative effects from supply shortages, including loss of our reputation in the marketplace and a negative impact on our relationships with our distributors.
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
We have incurred losses to date and expect to continue to incur losses for the foreseeable future. Sales of our Motiva Implants accounted for approximately 99% of our revenues for the six months ended June 30, 2024 and 95% and 98% of our revenues for each of the years ended December 31, 2023 and December 31, 2022, and we expect our revenues to continue to be driven primarily by sales of these products. In order to achieve and sustain profitability, our revenues from these products will need to grow beyond the levels we have achieved in the past. If physicians and/or patients do not perceive our products to be competitive in features and safety when compared to other products in the market, or if demand for our Motiva Implants or for breast implants in general decreases, we may fail to achieve sales levels that provide for future profitability.
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
Unfavorable global economic conditions, including slower growth or recession, inflation or decreases in consumer spending power or confidence, have in the past, and could in the future, adversely affect our business, financial condition or results of operations.
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
We have incurred net operating losses since our inception, and we continue to incur significant research and development and general and administrative expenses related to our operations. We do not expect to be profitable in 2024, and in future years we expect to incur significant research and development expenses related to, among other things, the IDE clinical study of Motiva Implants in the United States. Investment in medical device product development, particularly clinical studies, is highly speculative. It entails substantial upfront capital expenditures and significant risk that any potential planned product will fail to demonstrate adequate accuracy or clinical utility. We may not be profitable for some time. As of June 30, 2024, we had an accumulated deficit of $393.5 million.

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
As of June 30, 2024, we had 857 employees. Unless it is necessary for us to make reductions to our workforce as a cost management strategy, over the next several years, we expect to experience growth in the number of our employees and the scope of our operations, principally in the areas of manufacturing and sales and marketing, and particularly as we prepare our operations in the anticipation of obtaining approval from the FDA to commercialize our Motiva Implants in the United States. We also intend to continue to improve our operational, financial and management controls, reporting systems and procedures, which may require additional personnel. Such growth could place a strain on our administrative and operational infrastructure, and/or our managerial abilities, and we may not be able to make improvements to our management information and control systems in an efficient or timely manner. We may discover deficiencies in existing systems and controls.
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
We also anticipate utilizing direct sales force in the United States after FDA approval is received. We are working to put in place the correct legal and business structures to comply with taxation and operational requirements in the United States and may decide to establish such structures in additional jurisdictions in the future. These structures may not ultimately be implemented or, if implemented, be successful or effective and may not be able to increase our revenues or improve our gross margins. In addition, our expenses or tax-related costs may increase in greater measure than our revenues, negatively impacting our operating results.
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
In August 2017, the FDA updated its advisory on BIA-ALCL and subsequently requested all breast implant manufacturers to revise their physician and patient labeling with the most current information. The August 2017 update described BIA-ALCL as “rare” and stated “we have strengthened our understanding of this condition and concur with the World Health Organization designation of BIA-ALCL as a rare T-cell lymphoma that can develop following breast implants. The exact number of cases remains difficult to determine due to significant limitations in world-wide reporting and the lack of global implant sales data. At this time, most data suggest that BIA-ALCL occurs more frequently following implantation of breast implants with textured surfaces rather than those with smooth surfaces.” The FDA noted it does not recommend prophylactic breast implant removal in a patient without symptoms or other abnormalities.
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
We have made multiple acquisitions in the past, and in the future, we may acquire other businesses, form joint ventures or make investments in other companies or technologies. If we are not successful in integrating these businesses, as well as identifying and controlling risks associated with the past operations of these businesses, we may incur significant costs, receive penalties or other sanctions from various regulatory agencies and/or incur significant diversions of management time and attention.
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
We present our results of operations in U.S. dollars, which is our reporting currency. However, as of June 30, 2024, the majority of our revenues are denominated in currencies other than the U.S. dollar - primarily the euro, the Brazilian real, and the British pound. As of June 30, 2024, the majority of our expenses are denominated in U.S. dollars or in Costa Rican colones, which are linked to the U.S. dollar. In the future, we expect to have significant revenues and expenses denominated in these non-U.S. currencies. As such, unfavorable fluctuations in currency exchange rates have had, and in the future could continue to have, an adverse effect on our results of operations.
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
We currently manufacture Motiva Implants at our facilities in the Coyol Free Zone, Alajuela, Costa Rica, under the multi-country MDSAP protocol. Our Qid Safety Technology microtransponders are manufactured by contract manufacturers with final testing and packaging at a manufacturing supplier facility in Regensburg, Germany, with additional inspection of the units at our facilities in Costa Rica, prior to approval for inclusion in Motiva Implants. If demand for our current products and our planned products increases more rapidly than we anticipate, or if we secure regulatory approval to commercialize our products in additional geographies, we will need to either expand our manufacturing capabilities or outsource to other manufacturers. The manufacture of these products in compliance with ISO standards and the FDA’s regulations requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of medical device products often encounter difficulties in production, including difficulties with production costs and yields, quality control, quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced FDA requirements, other federal and state regulatory requirements, and foreign regulations.
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
The operation of our business depends on our information systems and, in some cases, the information systems used by third parties. We rely on our information systems to, among other things, effectively manage sales and marketing data, accounting and financial functions, inventory management, product development tasks, clinical data, customer service and technical support functions. Despite the implementation of security measures, our information systems, or those used by third parties which we rely on, are vulnerable to a variety of cybersecurity incidents and cybersecurity threats, as well as other forms of attack or damage, including damage or interruption from earthquakes, fires, floods and other natural disasters, terrorist attacks, power losses, computer system or data network failures, security breaches, data corruption, and cyberattacks. Cybersecurity incidents can include, but are not limited to, computer viruses, computer denial-of-service attacks, phishing attacks, ransomware attacks, worms, and other malicious software programs or other attacks, covert introduction of malware to computers and networks, social engineering or impersonation of authorized users, and efforts to discover and exploit any design flaws, bugs, security vulnerabilities, or security weaknesses, as well as intentional or unintentional acts by employees or other insiders with access privileges, intentional acts of vandalism by third parties and sabotage. Further, we rely on third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, cloud-based infrastructure, enterprise cloud solutions, encryption and authentication technology, employee email, and other similar functions. Although we prefer third parties that are SOC 1 compliant or adhere to other related regulations, our ability to monitor their information security practices is limited, and they may not have adequate security measures in place. They may also experience unexpected power losses, computer system failures, or data network disruptions, negatively impacting the systems or solutions we depend on. If our third-party providers face a security incident or other interruptions, or if there is a flaw or failed software update in the third-party software used in our systems, our information systems may become disabled or inaccessible. This could limit access to our data and business information, potentially causing significant disruptions to our operations.
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
In addition, the European Union Economic and Financial Affairs Council has in recent years released a list of non-cooperative jurisdictions for tax purposes. The stated aim of the list is to promote good governance worldwide in order to maximize efforts to promote fair tax competition and address harmful tax practices. In February 2023, Costa Rica was added to this list, which now includes 16 jurisdictions. According to the European Union Economic and Financial Affairs Council, Costa Rica was added to the list because it has not fulfilled a commitment to abolish or amend harmful aspects of its foreign source income exemption regime. In October 2023, the EU Council announced that three jurisdictions have been removed from the list of non-cooperative tax jurisdiction, one of which was Costa Rica. This follows the reforms made to Costa Rica’s Income Tax Law, amending aspects of the foreign-source income exemption regime. The reforms include a clarification to the scope of the territoriality principle and introduction of a new taxation regime for foreign-source passive income.
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
It was determined that as of December 31, 2023, our primary change management controls for direct database changes were not designed and implemented effectively for specific localities. Other Information Technology General Controls, automated process-level controls, and manual controls that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective as a result of such deficiency. We have made significant progress remediating change management controls as of December 31, 2023. We improved policies and procedures and designed and documented more effective change management monitoring controls, through the use of systematic audit logging, that address the relevant risks in order to remediate the identified material weakness. The material weakness persists and will not be considered remediated until the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that the control objective is achieved, and the controls are operating effectively. We expect that the remediation of this material weakness will be completed during 2024.
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
Provisions in our amended and restated memorandum and articles of association may discourage, delay or prevent a merger, acquisition or other change in control of us that shareholders may consider favorable, including transactions in which shareholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for our common shares, thereby reducing the market price of our common shares. In addition, these provisions may frustrate or prevent any attempts by our shareholders to replace or remove our current management by making it more difficult for shareholders to replace members of our Board of Directors. Because our Board of Directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our shareholders to replace current members of our management team. Among others, these provisions include the following:
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
Insider Trading Arrangements
None.
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

ESTABLISHMENT LABS HOLDINGS INC.

		By:	/s/ Juan José Chacón Quirós

Date:	August 7, 2024	By:	Juan José Chacón Quirós
		Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 7, 2024	By:	/s/ Rajbir S. Denhoy

		Name:	Rajbir S. Denhoy
		Title:	Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)