Form 10-Q
period 2024-09-30
ESTABLISHMENT LABS HOLDINGS INC.
filed 2024-11-12
CIK 1688757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024.
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
The number of the registrant’s common shares outstanding as of November 11, 2024 was 27,997,883.

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
Factors that could cause or contribute to these differences include, among others, those risks and uncertainties discussed below under “Summary of Risk Factors” and under Part II, Item 1A, “Risk Factors,” as such risk factors may be amended, updated or superseded from time to time by our subsequent filings with the Securities and Exchange Commission. The risks and uncertainties included herein are not exhaustive, and additional factors could adversely affect our business and financial performance. We operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
We are not undertaking any obligation to update any forward-looking statements. Accordingly, investors should use caution in relying on past forward-looking statements, which speak only as of the date they are made.

SUMMARY OF RISK FACTORS
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
•Delays or failure to obtain necessary clearances or approvals would adversely affect our ability to grow our business.
•Compliance with ongoing regulatory obligations and continued regulatory review may result in significant additional expense and subject us to penalties if we fail to comply with applicable regulatory requirements.
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
•The medical device industry is characterized by patent litigation, and we could become subject to litigation that could be costly, result in the diversion of management’s time and efforts, require us to pay damages or prevent us from marketing our existing or future products.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash	$39,697	$40,035
Accounts receivable, net of allowance for credit losses of $2,715 and $1,841	67,251	46,918
Inventory, net	67,122	79,471
Prepaid expenses and other current assets	8,883	8,477
Total current assets	182,953	174,901
Long-term assets:
Property and equipment, net of accumulated depreciation	79,423	77,205
Goodwill	465	465
Intangible assets, net of accumulated amortization	9,783	7,987
Right-of-use operating lease assets, net	4,849	3,381
Other non-current assets	5,212	4,702
Total assets	$282,685	$268,641
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$34,397	$41,624
Accrued liabilities	13,821	13,690
Other liabilities, short-term	2,280	1,836
Total current liabilities	50,498	57,150
Long-term liabilities:
Note payable, net of debt discount and issuance costs	194,360	188,739
Operating lease liabilities, non-current	3,825	2,712
Other liabilities, long-term	1,292	1,645
Total liabilities	249,975	250,246
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common shares — zero par value, unlimited amount authorized; 28,372,099 and 26,495,250 shares issued at September 30, 2024 and December 31, 2023, respectively; 27,964,029 and 26,087,180 shares outstanding at September 30, 2024 and December 31, 2023, respectively	368,930	315,634
Additional paid-in-capital	73,569	63,748
Treasury shares, at cost, 408,070 shares held at September 30, 2024 and December 31, 2023	(2,854)	(2,854)
Accumulated deficit	(410,161)	(360,096)
Accumulated other comprehensive income	3,226	1,963
Total shareholders’ equity	32,710	18,395
Total liabilities and shareholders’ equity	$282,685	$268,641

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$40,227	$38,506	$121,511	$133,591
Cost of revenue	14,510	12,454	42,478	47,199
Gross profit	25,717	26,052	79,033	86,392
Operating expenses:
Sales, general and administrative	34,055	39,962	95,788	108,695
Research and development	4,801	7,128	14,562	20,608
Total operating expenses	38,856	47,090	110,350	129,303
Loss from operations	(13,139)	(21,038)	(31,317)	(42,911)
Interest income	234	271	1,278	516
Interest expense	(5,313)	(3,679)	(14,880)	(11,055)
Other income (expense), net	2,046	(4,158)	(3,770)	(2,086)
Loss before income taxes	(16,172)	(28,604)	(48,689)	(55,536)
Provision for income taxes	(510)	(669)	(1,376)	(2,424)
Net loss	$(16,682)	$(29,273)	$(50,065)	$(57,960)

Basic and diluted net loss per share	$(0.59)	$(1.12)	$(1.80)	$(2.28)
Weighted average outstanding shares used for basic and diluted net loss per share	28,248,256	26,034,185	27,885,255	25,444,155

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(16,682)	$(29,273)	$(50,065)	$(57,960)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	110	144	1,263	(761)
Other comprehensive income (loss)	110	144	1,263	(761)
Comprehensive loss	$(16,572)	$(29,129)	$(48,802)	$(58,721)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Shareholders’ Equity
(In thousands, except share data)
(Unaudited)

	Common Shares		Treasury Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2024	26,495,250	$315,634	(408,070)	$(2,854)	$63,748	$(360,096)	$1,963	$18,395
Issuance of common shares, net of underwriters’ discount and issuance costs	1,101,565	49,736	—	—	—	—	—	49,736
Issuance of common shares in lieu of cash compensation	2,158	110	—	—	—	—	—	110
Stock option exercises	53,400	1,426	—	—	—	—	—	1,426
Warrant exercises	223,019	223	—	—	(223)	—	—	—
Share-based compensation	11,979	12	—	—	3,432	—	—	3,444
Shares withheld to cover income tax obligation upon vesting of restricted stock	(2,622)	(3)	—	—	(116)	—	—	(119)
Foreign currency translation gain	—	—	—	—	—	—	121	121
Net loss	—	—	—	—	—	(16,202)	—	(16,202)
Balance at March 31, 2024	27,884,749	367,138	(408,070)	(2,854)	66,841	(376,298)	2,084	56,911
Issuance of common shares in lieu of cash compensation	2,418	110	—	—	—	—	—	110
Warrant exercises	376,972	377	—	—	(377)	—	—	—
Stock option exercises	56,778	577	—	—	—	—	—	577
Share-based compensation	32,624	33	—	—	3,725	—	—	3,758
Shares withheld to cover income tax obligation upon vesting of restricted stock	(3,605)	(3)	—	—	(185)	—	—	(188)
Foreign currency translation gain	—	—	—	—	—	—	1,032	1,032
Net loss	—	—	—	—	—	(17,181)	—	(17,181)
Balance at June 30, 2024	28,349,936	368,232	(408,070)	(2,854)	70,004	(393,479)	3,116	45,019
Issuance of common shares in lieu of cash compensation	15,189	635	—	—	—	—	—	635
Stock option exercises	2,523	59	—	—	—	—	—	59
Share-based compensation	6,480	6	—	—	3,650	—	—	3,656
Shares withheld to cover income tax obligation upon vesting of restricted stock	(2,029)	(2)	—	—	(85)	—	—	(87)
Foreign currency translation gain	—	—	—	—	—	—	110	110
Net loss	—	—	—	—	—	(16,682)	—	(16,682)
Balance at September 30, 2024	28,372,099	$368,930	(408,070)	$(2,854)	$73,569	$(410,161)	$3,226	$32,710

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Shareholders’ Equity
(In thousands, except share data)
(Unaudited)

	Common Shares		Treasury Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2023	24,815,908	$223,637	(408,070)	$(2,854)	$49,911	$(281,594)	$2,715	$(8,185)
Stock option exercises	52,148	1,271	—	—	—	—	—	1,271
Share-based compensation	2,648	3	—	—	3,321	—	—	3,324
Shares withheld to cover income tax obligation upon vesting of restricted shares	(941)	(1)	—	—	(61)	—	—	(62)
Foreign currency translation loss	—	—	—	—	—	—	(402)	(402)
Net loss	—	—	—	—	—	(11,942)	—	(11,942)
Balance at March 31, 2023	24,869,763	224,910	(408,070)	(2,854)	53,171	(293,536)	2,313	(15,996)
Issuance of common shares, net of underwriters’ discount and issuance costs	1,265,000	84,538	—	—	—	—	—	84,538
Issuance of common shares in lieu of cash compensation	509	35	—	—	—	—	—	35
Stock option exercises	13,293	210	—	—	—	—	—	210
Share-based compensation	36,517	36	—	—	3,580	—	—	3,616
Shares withheld to cover income tax obligation upon vesting of restricted stock	(4,049)	(4)	—	—	(278)	—	—	(282)
Foreign currency translation loss	—	—	—	—	—	—	(503)	(503)
Net loss	—	—	—	—	—	(16,745)	—	(16,745)
Balance at June 30, 2023	26,181,033	$309,725	(408,070)	$(2,854)	$56,473	$(310,281)	$1,810	$54,873
Issuance of common shares, post-IPO	4,306	250	—	—	—	—	—	250
Issuance of common shares in lieu of cash compensation	713	35	—	—	—	—	—	35
Stock option exercises	23,850	593	—	—	—	—	—	593
Share-based compensation	5,321	5	—	—	3,966	—	—	3,971
Shares withheld to cover income tax obligation upon vesting of restricted stock	(1,719)	(2)	—	—	(104)	—	—	(106)
Foreign currency translation gain	—	—	—	—	—	—	144	144
Net loss	—	—	—	—	—	(29,273)	—	(29,273)
Balance at September 30, 2023	26,213,504	$310,606	(408,070)	$(2,854)	$60,335	$(339,554)	$1,954	$30,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(50,065)	$(57,960)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,680	2,944
Provision for credit losses	966	712
Provision for inventory obsolescence	793	1,056
Share-based compensation	10,858	10,911
Loss/(gain) from disposal of property and equipment	(49)	242
Unrealized foreign currency (gain)/ loss, net	1,851	(621)
Amortization of right-to-use asset	504	542
Change in reserve for PP&E impairment	—	(341)
Stock compensation in lieu of cash fees	854	70
Interest capitalized for construction in progress	(555)	(3,016)
Non-cash interest expense and amortization of debt discount	5,622	9,860
Changes in operating assets and liabilities:
Accounts receivable	(21,132)	(19,634)
Inventory	10,866	(32,958)
Prepaid expenses and other current assets	347	(1,103)
Other assets	(516)	(149)
Accounts payable	(4,376)	8,674
Accrued liabilities	2,497	787
Operating lease liabilities	(443)	(511)
Other liabilities	(469)	130
Net cash used in operating activities	(37,767)	(80,365)
Cash flows from investing activities:
Purchases of property and equipment	(5,583)	(7,253)
Cost incurred for intangible assets	(5,883)	(370)
Capital expenditures on construction in progress	(2,326)	(12,304)
Net cash used in investing activities	(13,792)	(19,927)
Cash flows from financing activities:
Issuance of common shares, net of underwriters’ discount and issuance costs	49,736	84,538
Proceeds from stock option exercises	2,062	2,074
Tax payments related to shares withheld upon vesting of restricted stock	(394)	(450)
Net cash provided by financing activities	51,404	86,162
Effect of exchange rate changes on cash and cash equivalents	(183)	(35)
Net increase in cash and cash equivalents	(338)	(14,165)
Cash and cash equivalents at beginning of period	40,035	66,355
Cash and cash equivalents at end of period	$39,697	$52,190

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Supplemental disclosures:
Cash paid for interest	$5,118	$4,200
Cash paid for income taxes	$814	$1,810

Supplemental disclosures of non-cash investing and financing activities:
Unpaid balance for property and equipment	$1,186	$1,269
Unpaid balance for intangible assets	$344	$1,280
Consideration payable related to asset acquisition	$—	$250

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Formation and Business of the Company
Establishment Labs Holdings Inc., with its wholly owned subsidiaries, or the Company, is a global company that manufactures and markets innovative medical devices for aesthetic and reconstructive plastic surgery. The Company was established in the British Virgin Islands on October 9, 2013, at which time Establishment Labs, S.A., the Costa Rican manufacturing company, was reincorporated as a wholly-owned subsidiary. As of September 30, 2024, the Company also has wholly-owned subsidiaries in the United States (JAMM Technologies, Inc. and Motiva USA LLC), Brazil (Establishment Labs Produtos para Saude Ltda), Belgium (European Distribution Center Motiva BV), France (Motiva Implants France SAS), Sweden (Motiva Nordica AB), Switzerland (JEN-Vault AG), the United Kingdom (Motiva Implants UK Limited), Italy (Motiva Italy S.R.L), Spain (Motiva Implants Spain, S.L.), Austria (Motiva Austria GmbH), Germany (Motiva Germany GmbH) and Argentina (Motiva Argentina S.R.L). Substantially all of the Company’s revenues are derived from the sale of silicone gel-filled breast implants, branded as Motiva Implants.
The main manufacturing activities are conducted at manufacturing facilities in Costa Rica. In 2024, the Company completed construction of its newest facility. In 2010, the Company began operating under the Costa Rica free zone regime (Régimen de Zona Franca), which provides for reduced income tax and other tax obligations pursuant to an agreement with the Costa Rican authorities.
The Company’s products are approved for sale in Europe, the Middle East, Latin America, and Asia, and the United States. In September 2024, the Company received PMA approval from the FDA for its Motiva Implants. Beginning in October 2024, the Company began selling Motiva Implants for use in breast augmentation for patients in the United States.
2.    Summary of Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2024 as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s audited consolidated financial statements as of December 31, 2023 and 2022 and for the years ended 2023, 2022 and 2021 presented in the Company’s Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 4, 2024. Below are those policies with current period updates.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The condensed consolidated financial statements include the Company’s accounts and those of its wholly owned subsidiaries as of September 30, 2024 as follows:

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
Unaudited Interim Condensed Consolidated Financial Information
The accompanying interim condensed consolidated financial statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023, and the related interim information contained within the notes to the condensed consolidated financial statements, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to state fairly the Company’s financial position as of September 30, 2024, and the results of its operations and cash flows for the nine months ended September 30, 2024 and 2023. Such adjustments are of a normal and recurring nature. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full fiscal year 2024, or for any future period.
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
Geographic Concentrations
The Company derives substantially all its revenues from sales to customers in Europe, the Middle East, Latin America, and Asia. The Company received approval to sell its Motiva Implants in the United States in September 2024 and Motiva Flora Tissue Expanded in October 2023. The revenue derived in the United States prior to the FDA approvals consisted of microtransponder sales.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
For the nine months ended September 30, 2024 and 2023, no single country accounted for more than 10% of consolidated revenue, on a ship-to destination basis. For the nine months ended September 30, 2023, Brazil accounted for 14.0% of consolidated revenue and no other individual country exceeded 10% of consolidated revenue, on a ship-to destination basis.
The majority of the Company’s consolidated total assets, including cash and tangible assets, is held in the United States. The Company’s long-lived assets, which primarily consist of property and equipment and intangible assets located in Costa Rica, represented 82% and 80% of the total long-lived assets as of September 30, 2024 and December 31, 2023, respectively.
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
Substantially all of the Company’s revenues were derived from the sale of Motiva Implants. During the nine months ended September 30, 2024 and 2023, no customer accounted for more than 10% of the Company’s revenue. One customer accounted for approximately 17.1% of the Company’s trade accounts receivable balance as of September 30, 2024. Two customers accounted for approximately 12.7% and 11.6% of the Company’s trade accounts receivable balance as of December 31, 2023.
The Company relies on Avantor, Inc. (formerly NuSil Technology, LLC), or Avantor, as the sole supplier of medical-grade silicone used in Motiva Implants. During the nine months ended September 30, 2024 and 2023, the Company had purchases of $8.2 million, or 29.9% of total purchases, and $45.2 million, or 69.5% of total purchases, respectively, from Avantor. As of September 30, 2024 and December 31, 2023, the Company had an outstanding balance owed to this vendor of $7.4 million and $5.3 million, respectively.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Cash and Cash Equivalents
The Company’s cash consists of cash maintained in checking and interest-bearing accounts. The majority of the Company’s cash is held at two financial institutions in the United States, with balances in excess of FDIC insurance limits. The Company accounts for financial instruments with original maturities of three months or less at the date of purchase as cash equivalents. The Company held $1.8 million and $2.8 million in cash equivalents as of September 30, 2024 and December 31, 2023, respectively.
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
Inventory and Cost of Revenue
Inventory is stated at the lower of cost to purchase or manufacture the inventory or the net realizable value of such inventory. Cost is determined using the standard cost method which approximates actual costs using the first-in, first-out basis. The Company regularly reviews inventory quantities, actual losses, projected future demand, and remaining shelf life to record a provision for obsolete and/or damaged inventory. Provision for inventory obsolescence of $3.7 million and $3.9 million has been recorded as of September 30, 2024 and December 31, 2023, respectively.
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
Shipping and Handling Costs
Shipping and handling costs are expensed as incurred and are included in selling, general and administrative, or SG&A, expenses. For the three months ended September 30, 2024 and 2023, shipping and handling costs were $1.8 million and $2.8 million, respectively. For the nine months ended September 30, 2024 and 2023, shipping and handling costs were $4.9 million and $9.2 million, respectively.
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
The Company recognizes revenue when title to the product and risk of loss transfer to customers, provided there are no remaining performance obligations required of the Company or any written matters requiring customer acceptance. The Company allows for the return of products from direct customers in certain regions in limited instances within fifteen days after the original sale and records estimated sales returns as a reduction of sales in the same period revenue is recognized. Appropriate reserves are established for anticipated sales returns based on historical experience, recent gross sales and any notification of pending returns. Actual sales returns in any future period are inherently uncertain and thus may differ from the estimates. If actual sales returns differ significantly from the estimates, an adjustment to revenue in the current or subsequent period is recorded. An allowance of $0.1 million and $0.3 million was recorded for product returns as of September 30, 2024 and December 31, 2023, respectively. Taxes collected from customers for remittance to governmental authorities are excluded from net sales.
A portion of the Company’s revenue is generated from the sale of consigned inventory maintained at physician, hospital, or clinic locations. For these products, revenue is recognized at the time the Company is notified by the consignee that the product has been implanted, not when the consigned products are delivered to the consignee’s warehouse.
Revenue was generated in these primary geographic markets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
EMEA (Europe / Middle East / Africa)	$19,564	$23,328	$61,122	$63,499
Latin America	9,573	12,581	27,064	40,519
Asia-Pacific	10,772	2,417	32,820	27,963
North America	318	180	505	1,610
Total revenue	$40,227	$38,506	$121,511	$133,591

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
During the year ended December 31, 2023, there was no impairment of goodwill or intangible assets based on the qualitative assessments performed by the Company. As of September 30, 2024, no triggering events have occurred which would indicate that the acquired intangible asset values may not be recoverable.
Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. There were no impairment charges, or changes in estimated useful lives recorded during the year ended December 31, 2023. As of September 30, 2024, no triggering events have occurred which would indicate that the acquired long-lived asset values may not be recoverable.
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
There were no material uncertain tax positions in fiscal year 2023 or for the nine months ended September 30, 2024.
Foreign Currency
The financial statements of the Company’s foreign subsidiaries whose functional currencies are the local currencies are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, stockholders’ equity at the historical rates of exchange, and income and expense amounts at the average exchange rate for the period. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in “Accumulated other comprehensive income” as equity in the condensed

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
consolidated balance sheet. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses resulting from foreign currency transactions are included within “Other income (expense), net” in the condensed consolidated statements of operations. For the three months ended September 30, 2024, foreign currency transaction gain amounted to $2.2 million as compared to a foreign currency transaction loss of $3.8 million for the three months ended September 30, 2023. For the nine months ended September 30, 2024, foreign currency transaction loss amounted to $3.6 million as compared to a foreign currency transaction loss of $1.4 million for the nine months ended September 30, 2023.
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
Reclassifications
Certain reclassifications have been made to prior year amounts to conform to the current year presentation. These reclassifications had no material impact on the Company’s financial position as of September 30, 2024 or results of operations for the three and nine months ended September 30, 2024.
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
3.     Balance Sheet Accounts
Inventory, Net

	September 30, 2024	December 31, 2023
	(in thousands)
Raw materials	$34,411	$40,663
Work in process	2,458	1,727
Finished goods	30,253	37,081
Total inventory, net	$67,122	$79,471

As of September 30, 2024 and December 31, 2023, $9.6 million and $7.1 million of inventory was on consignment, respectively.
Prepaid Expenses and Other Current Assets

	September 30, 2024	December 31, 2023
	(in thousands)
Prepaid insurance	$1,916	$2,747
Prepaid services	635	420
Prepaid taxes	390	1,073
Prepaid assets	641	394
Prepaid raw materials and accessories	535	468
Prepaid U.S. clinical trial costs	196	176
Prepaid warranty and distribution rights	412	275
Prepaid software	678	506
Other	3,480	2,418
Total prepaid expenses	$8,883	$8,477

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Property and Equipment, Net

	September 30, 2024	December 31, 2023
	(in thousands)
Machinery and equipment	$22,869	$20,510
Building improvements	16,783	10,626
Furniture and fixtures	15,271	9,224
Building	37,227	16,109
Leasehold improvements	2,591	2,600
Land	3,694	3,694
Vehicles	176	176
Construction in process	—	30,593
Total	98,611	93,532
Less: Accumulated depreciation and amortization	(19,188)	(16,327)
Total property and equipment, net	$79,423	$77,205

For each of the three months ended September 30, 2024 and 2023, depreciation and amortization expense related to property and equipment was $1.3 million and $0.7 million, respectively. For the nine months ended September 30, 2024 and 2023, depreciation and amortization expense related to property and equipment was $3.2 million and $2.0 million, respectively.
In August 2021, the Company entered into a contract with the Zona Franca Coyol, S.A., or ZFC, to begin construction of a new manufacturing facility in the Coyol Free Zone, or the CFZ, in Costa Rica. The costs for improvement of the land and construction of a cold shell building were being paid for by ZFC while the Company paid for internal improvements and customization. In 2022, the Company exercised its option to purchase the title to the land and cold shell building for approximately $12.6 million. The construction for this third facility was completed in June 2024. The Company also has the option to buy an adjacent lot of land for approximately $2.8 million and engage ZFC to construct an additional manufacturing facility.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Accrued Liabilities

	September 30, 2024	December 31, 2023
	(in thousands)
Performance bonus	$4,941	$4,451
Payroll and related expenses	5,512	5,223
Operating lease liabilities - current	1,148	773
Commissions	445	344
Professional and legal services	590	1,269
Taxes	121	109
Warranty reserve	134	119
Other	930	1,402
Total accrued liabilities	$13,821	$13,690

Other Liabilities, Short-Term

	September 30, 2024	December 31, 2023
	(in thousands)
Deferred revenue	$1,653	$1,836
Other	627	—
Total other liabilities, short-term	$2,280	$1,836

Other Liabilities, Long-Term

	September 30, 2024	December 31, 2023
	(in thousands)
Deferred revenue	$1,213	$1,498
Other	79	147
Total other liabilities, long-term	$1,292	$1,645

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
The Company’s goodwill and most intangibles at September 30, 2024 are the result of previous asset and business acquisitions. Finite-lived intangibles are amortized over their estimated useful lives based on expected future benefit.
In addition to the intangibles acquired, the Company capitalized certain patent and license rights as identified

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
intangibles based on patent and license rights agreements entered into over the past several years. Additionally, the Company capitalized certain software development costs.
There were no changes in the carrying amount of goodwill during the nine months ended September 30, 2024:

	Balance as of January 1, 2024	Additions	Accumulated Impairment Losses	Balance as of September 30, 2024
	(in thousands)
Goodwill	$465	$—	$—	$465

The carrying amounts of these intangible assets other than goodwill as of September 30, 2024 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives
	(in thousands)			(in years)
Patents and license rights	$2,033	$(1,484)	$549	7-12
Customer relationships	2,033	(1,949)	84	4-10
510(k) authorization	567	(336)	231	15
Developed technology	62	(62)	—	10
Capitalized software development costs	12,373	(3,988)	8,385	2-5
Other	183	(90)	93	2-5
Patents and license rights not yet amortized	441	—	441
Total intangibles other than goodwill	$17,692	$(7,909)	$9,783

The carrying amounts of intangible assets other than goodwill as of December 31, 2023 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives
	(in thousands)			(in years)
Patents and license rights	$2,007	$(1,414)	$593	7-12
Customer relationships	2,033	(1,987)	46	4-10
510(k) authorization	567	(307)	260	15
Developed technology	62	(62)	—	10
Capitalized software development costs	5,293	(2,653)	2,640	2-5
Other	183	(41)	142	2-5
Capitalized software development costs not yet amortized	3,865	—	3,865
Patents and license rights not yet amortized	441	—	441
Total intangibles other than goodwill	$14,451	$(6,464)	$7,987

For each of the three months ended September 30, 2024 and 2023, amortization expense related to intangible assets was $0.6 million and $0.3 million, respectively. The amortization expense associated with intangible assets was $1.4 million and $0.9 million for each of the nine months ended September 30, 2024 and 2023, respectively.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Non-product related amortization is recorded in SG&A while product related amortization is recorded in cost of revenue.
As of September 30, 2024, the amortization expense related to identifiable intangible assets, with definite useful lives, in future periods is expected to be as follows:

Year Ending December 31,	Amortization Expense
(in thousands)
2024 (remaining)	$622
2025	2,457
2026	1,994
2027	1,762
2028	1,615
Thereafter	892
Total expected future amortization expense	$9,342

The Company evaluates the recoverability of goodwill and indefinite-lived intangible assets annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. During the year ended December 31, 2023, there was no impairment of goodwill or intangible assets based on the qualitative assessments performed by the Company. As of September 30, 2024, no triggering events have occurred which would indicate that the acquired intangible asset values may not be recoverable.
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
•The third tranche, or the Tranche C Term Loan, of $25 million was advanced in October 2024 at the Company’s election following the Administrative Agent’s receipt of evidence that the FDA’s approval of Motiva Implants for augmentation use in the United States had been issued, subject to the other terms and conditions of the Credit Agreement and the Amendment.
•Based on terms existing as of September 30, 2024, the fourth tranche, or the Tranche D Term Loan, of $25 million would be advanced at the Company’s election prior to June 30, 2025, subject to the

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Administrative Agent having received both (a) evidence that a specified gross sales threshold has been met, and (b) the Tranche C Term Loan having been funded, and subject to the other terms and conditions of the Credit Agreement. The Second Amendment reduced the applicable gross sales threshold from trailing twelve-month gross sales of $225 million to $195 million. As described in Note 14 “Subsequent Events”, the funding terms for the Tranche D Term Loan were amended pursuant to a Third Amendment to Credit Agreement entered into on November 7, 2024.
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
As of September 30, 2024, the effective interest rate under the Credit Agreement is 10.4%, and the weighted average interest rate is 9.0%. The Company elected to pay interest in kind on up to two-thirds of cash interest payments prior to the second anniversary of the Closing Date, resulting in a minimum initial cash interest rate of 3.00%. In connection with the Credit Agreement, the Company incurred $5.2 million and $4.3 million in interest expense during the three months ended September 30, 2024 and 2023, respectively, and $15.2 million and $12.6 million in interest expense during the nine months ended September 30, 2024 and 2023, respectively. No principal payments are due on the Term Loans until the final maturity date on April 26, 2027.
As of September 30, 2024, $196.4 million was outstanding under the Credit Agreement representing the initial principal of $150 million for the Tranche A Term Loan, $25 million for the Tranche B Term Loan and $21.4 million of interest accrued into the principal balance.
The Company recorded Oaktree debt on the condensed consolidated balance sheets as follows:

	September 30, 2024	December 31, 2023
	(in thousands)
Principal	$196,367	$192,566
Net unamortized debt discount and issuance costs	(2,007)	(3,827)
Net carrying value of Oaktree debt	$194,360	$188,739

As of September 30, 2024, the Company was in compliance with all financial debt covenants.
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
During the nine months ended September 30, 2024, the Company earned income from subleasing a warehouse facility for the remaining life of an existing master lease. The sublease agreement did not release the Company from its obligations under the master lease, and no modifications were made to the lease agreement. Income from the sublease is recognized on a straight-line basis over the term of the agreement.
The Company’s lease and sublease agreements do not contain any termination options, material residual value guarantees, material bargain purchase options or material restrictive covenants. The Company does not have any lease transactions with related parties.
Total lease cost includes the following components:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Operating lease expense cost	$1,023	$819
Sublease income	(233)	(156)
Total lease cost, net of sublease income	$790	$663

	September 30, 2024	December 31, 2023
Supplemental balance sheet information	(in thousands)
Operating lease right-of-use assets	$4,849	$3,381

Operating lease liabilities - short-term	$1,148	$773
Operating lease liabilities - long-term	3,825	2,712
Total operating lease liabilities	$4,973	$3,485

Weighted-average remaining lease term (years)
Operating leases	4.1	4.6

Weighted-average discount rate (%)
Operating leases	10.8%	9.3%

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	(in thousands)
Operating cash outflows from operating lease expenses	$908	$796
Operating cash inflows from subleases	(239)	(135)
Operating cash outflows from operating leases, net of sublease income	$669	$661

ROU assets obtained in exchange for new lease liabilities
Operating leases	$2,091	$478

Maturities of lease liabilities as of September 30, 2024 were as follows:

Years Ending December 31,	Operating Leases
(in thousands)
2024 (remaining)	$370
2025	1,607
2026	1,536
2027	1,360
2028	840
Thereafter	538
Total future minimum lease payments	6,251
Less: Amount of lease payments representing interest	(1,278)
Present value of future minimum lease payments	$4,973

The undiscounted future cash receipts from the Company’s sublease as of September 30, 2024 were as follows:

Years Ending December 31,	Sublease
(in thousands)
2024 (remaining)	$82
2025	332
2026	343
2027	355
2028	368
Thereafter	315
Total undiscounted future sublease cash receipts	$1,795

7.    Shareholders’ Equity
Under the Company’s Amended and Restated Memorandum of Association and Articles of Association, or Articles, in effect as of September 30, 2024 and December 31, 2023, the Company has authorized an unlimited number of common shares with no par value.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of September 30, 2024 and December 31, 2023, 28,372,099 and 26,495,250 common shares, respectively, were issued and 27,964,029 and 26,087,180 common shares, respectively, were outstanding.
During the nine months ended September 30, 2024, the Company granted stock options and RSUs to employees and contractors (see Note 9).
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
The Company had reserved common shares for future issuances as follows:

	September 30, 2024	December 31, 2023
Warrants to purchase common shares	298,435	—
Options to purchase common shares	1,442,501	1,487,387
Remaining shares available under the 2018 Equity Incentive Plan	2,861,321	2,953,884
Shares issuable on vesting of grants of RSUs	299,974	196,177
Remaining shares available under the 2018 ESPP	1,222,000	1,035,000
Total common shares reserved for future issuances	6,124,231	5,672,448

8.    Warrants
In January 2024, the Company issued pre-funded warrants for the purchase of 898,435 common shares to select institutional accredited investors at a fixed exercise price of $0.001 per share. The pre-funded warrants are exercisable immediately and until exercised in full.
During the nine months ended September 30, 2024, warrants to purchase 600,000 shares were net exercised to obtain 599,991 shares. During the three months ended September 30, 2024, zero warrants were exercised. As of September 30, 2024, warrants to purchase 298,435 common shares were outstanding and exercisable, as set forth in the table below. As of December 31, 2023, no warrants were outstanding and exercisable.

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
During the periods presented, the Company recorded the following share-based compensation expense for stock options and RSUs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Sales, general and administrative	$3,036	$3,205	$9,051	$9,219
Research and development	620	766	1,807	1,692
Total stock compensation expense	$3,656	$3,971	$10,858	$10,911

Stock Options

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2023	1,487,387	$47.47	6.27	$4,308
Granted (weighted-average fair value $33.03 per share)	208,152	46.95
Exercised	(112,701)	18.30
Forfeited/canceled	(140,337)	69.16
Balances at September 30, 2024	1,442,501	$47.56	6.47	$12,833

As of September 30, 2024, 964,349 options were vested and exercisable with a weighted-average exercise price of $42.79 per share and a total aggregate intrinsic value of $12.1 million.
During the nine months ended September 30, 2024, 112,701 options were exercised at a weighted-average price of $18.30 per share. The intrinsic value of the options exercised during the nine months ended September 30, 2024 and 2023 was $3.5 million and $3.9 million, respectively. Upon the exercise of stock options, the Company issued new shares from its authorized shares.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
At September 30, 2024, unrecognized compensation expense was $11.3 million related to stock options granted to employees and members of the Board of Directors and $1.1 million related to stock options granted to consultants. The weighted-average period over which such compensation expense will be recognized is 2.2 years.
Stock Options Granted to Employees
Share-based compensation expense for employees is based on the grant date fair value. The Company recognizes compensation expense for all share-based awards ratably on a straight-line basis over the requisite service period of the awards, which is generally the vesting term of four years. During the nine months ended September 30, 2024 and 2023, the Company recognized $5.6 million and $6.7 million, respectively, of share-based compensation expense for stock options granted to employees.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The fair value of stock options granted to employees was estimated using the following assumptions:

	Nine Months Ended September 30,
	2024	2023
Volatility	63% - 88%	62% - 66%
Risk-free interest rate	3.7% - 4.8%	3.4% - 4.4%
Term (in years)	6.25	6.25
Dividend yield	—	—

Stock Options Granted to Non-Employees
Share-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned using an accelerated attribution method. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered. For the nine months ended September 30, 2024 and 2023, the Company recognized expense of $0.5 million and $0.7 million, respectively, for stock options granted to consultants.
The fair value of stock options granted to consultants was estimated using the following assumptions during the following periods presented:

	Nine Months Ended September 30,
	2024	2023
Volatility	57% - 68%	60% - 62%
Risk-free interest rate	4.3% - 4.5%	4.0%
Term (in years)	10	10
Dividend yield	—	—

Restricted Stock
Each vested RSU entitles the holder to be issued one common share. These awards vest according to a vesting schedule determined by the Compensation Committee of the Company’s Board of Directors, generally over a one to four year period.
The following table represents RSU activity for fiscal 2024:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding unvested at December 31, 2023	196,177	$56.89
Granted	187,050	47.46
Vested	(51,083)	65.36
Forfeited/canceled	(32,170)	60.36
Outstanding unvested at September 30, 2024	299,974	$49.19

The fair value of RSUs is the grant date market value of common shares. The Company recognizes share-based compensation expense related to RSUs using a straight-line method over the vesting term of the awards. The

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
share-based compensation expense for RSUs that vested during the nine months ended September 30, 2024 and 2023, was $4.8 million and $3.5 million, respectively, which was calculated based on the market value of the Company’s common shares on the applicable grant date.
As of September 30, 2024, the Company had unrecognized share-based compensation cost of approximately $12.7 million associated with unvested awards of RSUs. This cost is expected to be recognized over a weighted-average period of approximately 2.5 years.
10.    Net Loss Per Share
The following table summarizes the computation of basic and diluted net loss per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except share and per share data)
Numerator:
Net loss	$(16,682)	$(29,273)	$(50,065)	$(57,960)
Denominator:
Weighted average common shares used for basic and diluted earnings per share	28,248,256	26,034,185	27,885,255	25,444,155
Net loss per share:
Basic and diluted	$(0.59)	$(1.12)	$(1.80)	$(2.28)

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
The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares:

	Nine Months Ended September 30,
	2024	2023
Options to purchase common shares	1,442,501	1,565,802
Shares issuable on vesting of grants of RSUs	299,974	222,573
Total potentially dilutive shares outstanding	1,742,475	1,788,375

11.    Related Party Transactions
During the nine months ended September 30, 2024 and 2023, the Company recorded revenue of $1.0 million and $1.0 million each for product sales to Herramientas Medicas, S.A., a distribution company owned by a family member of the Chief Executive Officer of the Company. Accounts receivable owed to the Company from this distribution company amounted to approximately $0.5 million and $0.6 million as of September 30, 2024 and December 31, 2023, respectively.
In 2016, the Company also entered into a separate agreement with Dr. Chacón Quirós, the brother of the Company’s Chief Executive Officer Juan José Chacón Quirós, to maintain his clinic in Costa Rica as a

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
MotivaImagine Excellence Center and to host and train physicians in the use of the Company’s products in relevant procedures, among other services, in exchange for cash reimbursement of up to $4,500 per day that such services are rendered. In August 2022, the Company entered into a new agreement with Dr. Chacón Quirós, replacing the original agreement, to continue the training services in exchange for cash reimbursement of his hourly rate of $531 when such services are rendered. In December 2020, Dr. Chacón Quirós was granted options to purchase 22,068 common shares vesting over four years in equal annual installments, provided that he continues to provide these services at such times. During the nine months ended September 30, 2024 and 2023, the Company paid Dr. Chacón Quirós approximately $0.2 million and $0.4 million, respectively, for services rendered.
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
As of September 30, 2024, the Company has 43 employees in Brazil and 3 employees in Argentina who are represented by a labor union.
13.     Commitments and Contingencies
Contingencies
Periodically, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. As of September 30, 2024 and 2023, and as of December 31, 2023, contingent liabilities were not material, individually or in aggregate, to the Company's financial condition, results of operations or cash flows. However, any monetary liability or financial impact to the Company from these contingent liabilities could differ materially from the Company's expectations.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
agreements. No liability associated with such indemnifications has been recorded to date.
14.    Subsequent Events
Business Acquisition
On October 1, 2024, European Distribution Center Motiva BV, or EDC, a wholly owned subsidiary of the Company, acquired Motiva Benelux BV, a distribution company in Belgium, and Motiva NL B.V., a distribution company in Netherlands. The acquisition's total consideration includes: (1) an initial payment of approximately $0.2 million in cash made on October 1, 2024, (2) a payment of approximately $1.2 million in the Company’s common shares made on October 8, 2024; (2) a subsequent payment of approximately $3.0 million in the Company’s common shares to be made in November 2024; (3) a payment due in March 2025 contingent on achieving specific revenue targets for fiscal 2024; and (4) a true-up amount payable or receivable in March 2026, based on meeting operational expense targets for fiscal 2025. The Company retains the option to settle the outstanding payments either in cash or in the Company’s common shares.
Advancement of Tranche C of the Credit Agreement
On October 8, 2024, the third tranche of the Credit Agreement, or the Tranche C Term Loan, of $25 million, net of $0.5 million debt discount, was advanced by the Administrative Agent.
Amendment of the Credit Agreement
On November 7, 2024, the Company entered into a Third Amendment to the Credit Agreement, or the Amendment. The Amendment extended the Commitment Termination Date, with respect to the commitments applicable to the Tranche D Term Loans, from June 30, 2025 to December 31, 2025, and modified the milestone triggering the availability of the Tranche D Term Loans to provide for availability of the Tranche D Term Loans upon achieving trailing twelve month gross sales of $195 million, including trailing twelve month gross sales of $30 million in the U.S. with respect to Motiva Implants and the Motiva Flora Tissue Expander product. The terms of the Tranche A Term Loans, Tranche B and Tranche C Term Loans were not modified.
Securities Offering
On November 7, 2024, the Company entered into a securities purchase agreement with a limited number of purchasers in connection with a registered direct offering of 765,696 common shares of the Company at a purchase price of $45.71 per share and, in lieu of common shares to certain purchasers who so chose, pre-funded warrants to purchase up to 328,154 common shares at a purchase price of $45.709 per pre-funded warrant, which represents the price per share at which the common shares are being sold to the purchasers in the offering, minus $0.001, which is the exercise price of each pre-funded warrant. The Company also agreed to issue up to 76,569 additional common shares and additional pre-funded warrants to purchase up to 32,814 common shares, which in the aggregate equals ten percent of the aggregate number of common shares and pre-funded warrants to purchase common shares being sold in the offering. These additional securities will be issuable for no additional consideration if the average closing price of the Company’s common shares on The Nasdaq Capital Market during the period from January 1, 2025 to August 31, 2025 does not exceed $45.71, which is the price per common share sold in this offering. The aggregate gross proceeds from the offering, before deducting offering expenses, will be approximately $50.0 million. The offering closed on November 12, 2024.

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
Overview
Our line of silicone gel-filled breast implants, branded as Motiva Implants, is the centerpiece of our medical technology platform and, to date, are registered to be sold more than 85 countries, including, most recently, in the United States. Our post-market surveillance data (which was not generated in connection with a United States Food and Drug Administration, or FDA, pre-market approval, or PMA, study collected at defined follow-ups but was patient or practitioner reported) and published third-party registries and data indicate that Motiva Implants have low rates of adverse events (including rupture, capsular contracture, and safety related reoperations) that we believe compare favorably with those of our competitors. We believe the proprietary technologies that differentiate our Motiva Implants enable improved safety and aesthetic outcomes and drive our revenue growth. We have developed other complementary products and services, which are aimed at further enhancing patient outcomes.
We have devoted a majority of our resources since inception to developing our Motiva Implants, which we began selling in October 2010. We have incurred net losses in each year since inception, and we have financed our operations primarily through equity financings and debt financings.
In September 2024, we received FDA approval to sell Motiva Implants in the United States. In October 2023, the FDA granted 510(k) clearance for the Motiva Flora SmoothSilk Tissue Expander.
Financial Highlights
Our revenue for the nine months ended September 30, 2024 and 2023 was $121.5 million and $133.6 million, respectively, a decrease of $12.1 million, or 9.1%. Net losses were $50.1 million for the nine months ended September 30, 2024 as compared to $58.0 million for the nine months ended September 30, 2023. As of September 30, 2024 we had an accumulated deficit of $410.2 million.
Our cash balance as of September 30, 2024 was $39.7 million.
Recent Developments
Regulatory and Operational Updates
In October 2024, we completed and announced the results of the three-year 100-patient clinical study for Mia Femtech, our patented technologies that can increase breast shape by 1 to 2 cups in a 15-minute procedure without the need for general anesthesia. The single-center, Institutional Review Board approved study began in December 2020 and involved participation of fifteen board-certified plastic surgeons in multiple geographies. We now offer Mia Femtech in over 30 cities across the world with over 80 plastic surgeons fully certified to provide the Mia experience.
In September 2024, we received PMA approval from the FDA for our Motiva Implants. Beginning in October 2024, we began selling Motiva Implants for use in breast augmentation for patients in the United States.
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

In January 2024, we announced the commercial launch of Motiva Implants in China and the completion of the first procedure with the Motiva Flora SmoothSilk Tissue Expander in the United States. These events follow our receipt of National Medical Products Administration, or NMPA, approval in China for Motiva Implants and our 510(k) clearance from the FDA for the Motiva Flora SmoothSilk Tissue Expander in the United States in 2023.
In October 2023, we also launched, in select geographies, Zen - the newest generation of our passive RFID technology that is now non-ferromagnetic. Zen is available with Motiva Ergonomix2 Round implants in the Joy program.
Financing Activities
On November 7, 2024, we entered into a securities purchase agreement with a limited number of purchasers in connection with a registered direct offering of 765,696 common shares of the Company at a purchase price of $45.71 per share and, in lieu of common shares to certain purchasers who so chose, pre-funded warrants to purchase up to 328,154 common shares at a purchase price of $45.709 per pre-funded warrant, which represents the price per share at which the common shares are being sold to the purchasers in the offering, minus $0.001, which is the exercise price of each pre-funded warrant. We also agreed to issue up to 76,569 additional common shares and additional pre-funded warrants to purchase up to 32,814 common shares, which in the aggregate equals ten percent of the aggregate number of common shares and pre-funded warrants to purchase common shares being sold in the offering. These additional securities will be issuable for no additional consideration if the average closing price of our common shares on The Nasdaq Capital Market during the period from January 1, 2025 to August 31, 2025 does not exceed $45.71, which is the price per common share sold in the offering. The aggregate gross proceeds from the offering, before deducting offering expenses, will be approximately $50.0 million. The offering closed on November 12, 2024.
Also on November 7, 2024, we entered into a Third Amendment to the Credit Agreement and Guaranty, dated April 26, 2022, or the Credit Agreement, that we entered into together with certain of our subsidiaries party thereto as guarantors, the lenders from time to time party thereto, or the Lenders, and Oaktree Fund Administration, LLC, as administrative agent for the Lenders, or the Administrative Agent. The Third Amendment extended the commitment termination date, with respect to the commitments applicable to the Tranche D Term Loans, from June 30, 2025 to December 31, 2025, and modified the milestone triggering the availability of the Tranche D Term Loans to provide for availability of the Tranche D Term Loans upon achieving trailing twelve month gross sales of $195 million, including trailing twelve month gross sales of $30 million in the U.S. with respect to Motiva Implants and the Motiva Flora Tissue Expander product. The terms of the Tranche A Term Loans, Tranche B and Tranche C Term Loans were not modified.
In February 2024, we entered into a Second Amendment to the Credit Agreement, which provides for term loans to the Company in an aggregate principal amount of up to $225 million. The Second Amendment modified the access conditions, commitment termination dates and interest rates for the two remaining available tranches, Tranche C Term Loans and Tranche D Term Loans. See Note 5 “Debt” for additional information. The Tranche C Term Loan of $25 million was advanced in October 2024 at the Company’s election following the administrative agent’s receipt of evidence that the FDA’s approval of Motiva Implants for augmentation use in the United States had been issued, subject to the other terms and conditions of the Credit Agreement, as amended.
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
Components of Results of Operations
Revenue
We commenced sales of our Motiva Implants in October 2010, which have historically accounted for the majority of our revenues. Sales of our Motiva Implants accounted for over 95% of our revenues for the nine months ended September 30, 2024, and we expect our revenues to continue to be driven primarily by sales of these products.

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
We expect our revenue to fluctuate from quarter to quarter due to a variety of factors, including seasonal fluctuations in demand for Motiva Implants and foreign currency fluctuations.
Cost of Revenue and Gross Margin
Our implants are manufactured at our facilities in Costa Rica. Construction of our third facility in Costa Rica was completed in June 2024. Subsequently, the smallest manufacturing facility ceased production in September 2024. Cost of revenue is primarily the cost of silicone but also includes other raw materials, packaging, components, quality assurance, labor costs, as well as manufacturing and overhead expenses. Cost of revenue also includes depreciation expense for production equipment, and amortization of certain intangible assets.
We calculate gross margin as revenue less cost of revenue for a given period divided by revenue. Our gross margin may fluctuate from period to period depending, in part, on the efficiency and utilization of our manufacturing facilities, fluctuations of foreign currency exchange rates, targeted pricing programs, and sales volume based on geography, customer and product type.
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
We expect our R&D expenses to remain elevated for the foreseeable future as we continue to advance our products under development, as well as initiate and prepare for additional clinical studies. We received an approval of an IDE from the FDA in March 2018 to initiate a clinical trial and enrolled the first patient in April 2018. The IDE clinical trial is expected to cost between $30.0 million and $40.0 million over the duration of the clinical trial period of ten years. As of September 30, 2024, approximately $32.2 million has been spent on the trial to date. We also have other products under development for which we may be required to conduct clinical trials in future periods in order to receive regulatory approval to market these products.

Interest Expense
Interest expense consists primarily of cash and non-cash interest related to outstanding debt and amortization of debt discounts. As of September 30, 2024, we had $196.4 million in outstanding principal under our term loan, including interest accrued into the principal balance. See Note 5 “Debt” for additional information.
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
Business Update Regarding Macroeconomic Conditions
•Financial Results: Demand in fiscal 2024 improved from the second half of fiscal 2023. Latin America, Brazil in particular, which remains our largest single market, continues to suffer from weaker underlying demand for aesthetic and reconstructive plastic surgery as compared to fiscal 2023.
•Outlook: Demand for our products is dependent on the relative strength of the global and regional medical device markets, which are sensitive to general macroeconomic conditions. The current global macroeconomic environment remains complex, with elevated inflation and interest rates driving reductions in discretionary spending in the markets we operate. While several regions are showing strong performance, the demand remains inconsistent, with Latin America, especially Brazil, underperforming. In September 2024, we received FDA approval to sell Motiva Implants in the United States and have seen strong demand from the plastic surgeon community and positive feedback in the press. We expect higher selling prices in the United States and the introduction of other new products will positively impact gross margins in 2025. While we are still very focused on managing operating expenses, our commercial and operational activities will increase following the FDA approval of Motiva Implants. As a result, we expect overall operating expenses will rise as compared to the previous quarters.
For additional information on the various risks and other uncertain macroeconomic conditions on our business, financial condition and results of operations, please see Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q.

Consolidated Results of Operations
The following table sets forth our results of operations for the periods presented, in dollars:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(unaudited) (in thousands)
Revenue	$40,227	$38,506	$121,511	$133,591
Cost of revenue	14,510	12,454	42,478	47,199
Gross profit	25,717	26,052	79,033	86,392
Operating expenses:
Sales, general and administrative	34,055	39,962	95,788	108,695
Research and development	4,801	7,128	14,562	20,608
Total operating expenses	38,856	47,090	110,350	129,303
Loss from operations	(13,139)	(21,038)	(31,317)	(42,911)
Interest expense	(5,313)	(3,679)	(14,880)	(11,055)
Other income (expense), net	2,280	(3,887)	(2,492)	(1,570)
Loss before income taxes	(16,172)	(28,604)	(48,689)	(55,536)
Provision for income taxes	(510)	(669)	(1,376)	(2,424)
Net loss	$(16,682)	$(29,273)	$(50,065)	$(57,960)

Comparison of Three Months Ended September 30, 2024 and 2023

	Three Months Ended September 30,
	2024	2023
	(unaudited) (in thousands)
Revenue	$40,227	$38,506
Cost of revenue	14,510	12,454
Gross profit	$25,717	$26,052
Gross margin	63.9%	67.7%

Revenue
Revenue increased $1.7 million, or 4.4%, to $40.2 million for the three months ended September 30, 2024 as compared to $38.5 million the three months ended September 30, 2023. The increase was primarily due to an increase in demand in the Asia-Pacific region, resulting in an approximately 346% increase in revenue in this region as compared to the same period in fiscal 2023, and was partially offset by a decrease in the EMEA and Latin American regions, resulting in an approximately 19% decrease in revenue in these regions compared to the same period in 2023. We believe the decrease in demand for aesthetic procedures in certain affected regions is a result of continuing general uncertainty about macroeconomic conditions, as well as seasonality. These conditions have continued in certain markets in 2024.
Cost of Revenue and Gross Margin
Cost of revenue increased $2.0 million, or 16.0%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase in cost of revenue is in line with the increase in revenue except as described below.
Gross margin decreased to 63.9% for the three months ended September 30, 2024 as compared to 67.7% for the three months ended September 30, 2023, primarily attributable to a shift in geographic mix favoring distributor markets, which typically have lower selling prices compared to direct market revenue, as well as increased labor and overhead costs. Foreign currency exchange rate fluctuations also negatively impacted the gross profit margin for the three months ended September 30, 2024.
Operating Expenses

	Three Months Ended September 30,
	2024	2024
	(unaudited) (in thousands)
Operating expenses:
Sales, general and administrative	$34,055	$39,962
Research and development	4,801	7,128
Total operating expenses	$38,856	$47,090

Sales, General and Administrative Expense
SG&A expense decreased $5.9 million, or 14.8%, to $34.1 million for the three months ended September 30, 2024, compared to $40.0 million for the three months ended September 30, 2023. The decrease in SG&A was primarily due to a $3.0 million decrease in sales and marketing expenses, a $2.5 million decrease in consulting fees, a $0.7 million decrease in freight associated with lower sales, a $0.5 million decrease in sales commissions, a $0.4 million decrease in software implementation costs, and a $0.3 million decrease in facilities costs, partially offset by a $0.7 million increase in depreciation and amortization expenses. In the fourth quarter of 2023, we implemented measures targeting a decrease in operating expenses, including headcount reduction to lower global personnel costs.
Research and Development Expense
R&D expense decreased $2.3 million, or 32.4%, to $4.8 million for the three months ended September 30, 2024, compared to $7.1 million for the three months ended September 30, 2023 primarily due to a $2.7 million decrease in personnel costs from decreased headcount, partially offset by a $0.4 million increase in stock compensation costs.
Interest Expense
Interest expense for the three months ended September 30, 2024 was $5.3 million as compared to $3.7 million for the three months ended September 30, 2023. The increase was primarily due to an increase in debt principal.
Provision for Income Taxes
Provision for income taxes decreased $0.2 million, or 28.6%, to $0.5 million for the three months ended September 30, 2024, compared to $0.7 million for the three months ended September 30, 2023. The change in the provision for income taxes is primarily due to the decrease in pre-tax income in certain U.S. and foreign jurisdictions.
Other Income (Expense), Net
Other income (expense), net, increased $6.2 million to a gain of $2.0 million for the three months ended September 30, 2024, compared to a loss of $4.2 million for the three months ended September 30, 2023. The increase was primarily due to foreign currency fluctuations of the euro and the Brazilian real as compared to the U.S. dollar in the third quarter of 2024 compared to the third quarter of 2023, resulting in a foreign currency transaction gain of $2.2 million, the majority of which remains unrealized, for the three months ended September 30, 2024, compared to a $3.8 million loss for the three months ended September 30, 2023.

Comparison of the Nine Months Ended September 30, 2024 and 2023

	Nine Months Ended September 30,
	2024	2023
	(unaudited) (in thousands)
Revenue	$121,511	$133,591
Cost of revenue	42,478	47,199
Gross profit	$79,033	$86,392
Gross margin	65.0%	64.7%

Revenue
Revenue decreased $12.1 million, or 9.1%, to $121.5 million for the nine months ended September 30, 2024 as compared to $133.6 million for the nine months ended September 30, 2023. The decrease was primarily due to a decrease in overall demand in Latin America resulting in an approximately 33% decrease in revenue in this region as compared to the same period in fiscal 2023, partially offset by an increase in the Asia Pacific region, resulting in an approximately 17% increase in revenue in this region as compared to the same period in fiscal 2023. Revenue from our EMEA market remained relatively stable. The second half of fiscal year 2023 showed a slowing in revenue growth as a result of an overall slowdown in demand for aesthetic procedures, primarily due to general uncertainty about macroeconomic conditions and seasonality. These conditions have continued in certain markets in 2024.
Cost of Revenue and Gross Margin
Cost of revenue decreased $4.7 million, or 10.0%, to $42.5 million for the nine months ended September 30, 2024 compared to $47.2 million for the nine months ended September 30, 2023. The decrease in cost of revenue is in line with the decrease in revenue.
Gross margin remained stable at 65.0% for the nine months ended September 30, 2024 compared to 64.7% for the nine months ended September 30, 2023.
Operating Expenses

	Nine Months Ended September 30,
	2024	2023
	(unaudited) (in thousands)
Operating expenses:
Sales, general and administrative	$95,788	$108,695
Research and development	14,562	20,608
Total operating expenses	$110,350	$129,303

Sales, General and Administrative Expense
SG&A expense decreased $12.9 million, or 11.9%, to $95.8 million for the nine months ended September 30, 2024, compared to $108.7 million for the nine months ended September 30, 2023. The decrease in SG&A was primarily due to a $4.6 million decrease in consulting fees, a $3.7 million decrease in sales and marketing expenses, a $3.5 million decrease in freight associated with lower sales, a $2.0 million decrease in commissions, a $1.5 million decrease in personnel and related costs from decreased headcount, and a $0.6 million decrease in costs in facilities, partially offset by a $1.4 million increase in depreciation and amortization expenses, a $0.8 million increase in insurance expenses, and a $0.2 million increase in software implementation costs. In the fourth quarter of 2023, we implemented measures targeting a decrease in operating expenses, including headcount reduction to lower global personnel costs.

Research and Development Expense
R&D expense decreased $6.0 million, or 29.1%, to $14.6 million for the nine months ended September 30, 2024, compared to $20.6 million for the nine months ended September 30, 2023. The decrease in R&D expense was primarily due to a $5.9 million decrease in personnel cost.
Interest Expense
Interest expense was $14.9 million for the nine months ended September 30, 2024, compared to $11.1 million for the nine months ended September 30, 2023. The increase was primarily due to an increase in debt principal.
Provision for Income Taxes
Provision for income taxes decreased $1.0 million, or 41.7%, to $1.4 million for the nine months ended September 30, 2024, compared to $2.4 million for the nine months ended September 30, 2023. The change in the provision for income taxes is primarily due to the decrease in pre-tax income in certain US and foreign jurisdictions.
Other Income (Expense), Net
Other income (expense), net decreased $1.7 million to a loss of $3.8 million for the nine months ended September 30, 2024, compared to a loss of $2.1 million for the nine months ended September 30, 2023. The decrease was primarily due to the foreign currency fluctuations of the Brazilian real and euro as compared to the U.S. dollar in fiscal 2024 and 2023, resulting in a foreign currency transaction loss of $3.6 million, the majority of which remains unrealized, for the nine months ended September 30, 2024, compared to a $1.4 million loss for the nine months ended September 30, 2023.
Liquidity and Capital Resources
As of September 30, 2024, we had an accumulated deficit of $410.2 million. Since our inception, we have generated losses and expect to continue to generate losses in the near term. We have financed our operations through a combination of equity financings and debt financings, and from cash generated from operations, primarily from the collection of accounts receivable resulting from sales. Our historical cash outflows have primarily been associated with cash used for operating activities such as expansion of our sales and marketing and distributor infrastructure, investing in inventory, R&D activities, asset acquisitions, capital improvements, including our new manufacturing facility, and other working capital needs. As of September 30, 2024 and December 31, 2023, we had cash of $39.7 million and $40.0 million, respectively.
As described above under “Recent Developments - Financing Activities,” in February 2024 and November 2024, we entered into amendments to the Credit Agreement, which, among other changes, extended the termination date for commitments for Tranche C and Tranche D Term Loans and modified the milestones triggering the availability of those loans. The Tranche C Term Loan of $25 million was advanced in October 2024. See Note 5 “Debt” and Note 14 “Subsequent Events” for additional information.
During 2024, we also engaged in capital markets financing activities. These included a registered direct offering of common shares and pre-funded warrants to purchase common shares that closed on November 12, 2024 and will generate approximately $50 million in gross proceeds before offering expenses, and a private offering of our common shares and pre-funded warrants to purchase our common shares that we completed in January 2024 resulting in net proceeds to us, after deducting offering expenses, of approximately $49.7 million. In 2023, we completed an underwritten public offering of common shares, resulting in net proceeds to us after deducting underwriting discounts and offering expenses of approximately $84.6 million. See Note 7 “Shareholders’ Equity” and Note 14 “Subsequent Events” for additional information.

Our short-term liquidity requirements consist primarily of operating expenses and interest payments on the Credit Agreement. We believe that our available cash and cash from operations will be sufficient to satisfy our liquidity requirements for at least the next 12 months, including our contractual and other obligations summarized in our Annual Report on Form 10-K for the year ended December 31, 2023 under “Material Cash Requirements”, as updated below. Our long-term liquidity needs consist primarily of operating expenses, including SG&A and R&D expenses related to our IDE clinical trial, regulatory compliance and product development and funds necessary to pay for the interest and principal payment on our Term Loans. Our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect.
Our future capital requirements will depend on many factors, including:
▪the degree and rate of market adoption of our products, particularly our Motiva Implants;
▪the cost and timing of our regulatory activities;
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
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Nine Months Ended September 30,
	2024	2023
	(unaudited) (in thousands)
Net cash provided by (used in):
Operating activities	$(37,767)	$(80,365)
Investing activities	(13,792)	(19,927)
Financing activities	51,404	86,162
Effect of exchange rate changes on cash	(183)	(35)
Net increase in cash	$(338)	$(14,165)

Net Cash Used in Operating Activities
Net cash used in operating activities of $37.8 million for the nine months ended September 30, 2024 was primarily comprised of a net loss of $50.1 million, changes in operating assets and liabilities of $13.2 million and $0.6 million of interest capitalized for construction in progress, partially offset by $10.9 million of share-based compensation expense, $5.6 million of non-cash interest expense due to accretion of debt discounts, $4.7 million of non-cash depreciation and amortization expense, $1.9 million of unrealized foreign currency loss, a $1.0 million change in allowance for credit losses, a $0.8 million change in provision for inventory obsolescence, $0.9 million in stock compensation in lieu of cash fees, and $0.5 million of right-to-use asset amortization.
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
Net Cash Used in Investing Activities
Net cash used in investing activities of $13.8 million for the nine months ended September 30, 2024 primarily reflected $5.9 million in costs incurred for intangible assets primarily driven by the development of an enterprise resource planning system for the anticipated U.S. launch of Motiva Implants, $5.6 million in purchases of property and equipment primarily related to the new manufacturing facility, and $2.3 million of cash paid for capital expenditures on construction in progress related to our new manufacturing facility in the CFZ in Costa Rica.
Net cash used in investing activities of $19.9 million for the nine months ended September 30, 2023 primarily consisted of $12.3 million of cash paid for capital expenditures on construction in progress related to our new manufacturing facility in the CFZ in Costa Rica and $7.3 million in purchases of property and equipment primarily related to the new manufacturing facility.
Net Cash Provided by Financing Activities
Net cash provided by financing activities of $51.4 million for the nine months ended September 30, 2024 primarily reflected $49.7 million of proceeds received for the issuance of common shares and pre-funded warrants, net of offering expenses, from our private placement offering in January 2024 and $2.1 million in proceeds received for stock option exercises partially offset by $0.4 million paid to satisfy tax withholding obligations upon the vesting of restricted stock.
Net cash provided by financing activities of $86.2 million for the nine months ended September 30, 2023 primarily $84.5 million of proceeds received for the issuance of common shares, net of underwriters’ discount and issuance costs, from our public offering in April 2023 and $2.1 million in proceeds received for stock option exercises, partially offset by $0.5 million paid to satisfy tax withholding obligations upon the vesting of restricted stock.
Material Cash Requirements
Except as described above with respect to the advancement of the Tranche C Term Loan, our material cash requirements have not changed materially from those included in our Annual Report on the Form 10-K filed with the SEC on March 4, 2024.
Indebtedness
On April 26, 2022, or the Closing Date, we entered into the Credit Agreement, pursuant to which the Lenders agreed to make term loans to the Company in an aggregate principal amount of up to $225 million, which we collectively refer to as the Term Loans, with the first tranche of $150 million advanced on the Closing Date. Part of the first tranche was used to repay the outstanding principal and interest under the Madryn Credit Agreement in full, including the early repayment penalty of $6.5 million. In December 2022, we qualified to borrow and received an advance of $25 million under the second tranche. The Term Loans will mature on the 5-year anniversary of the Closing Date and accrue interest at a rate equal to 9% per annum. As of September 30, 2024, $196.4 million was outstanding under the Credit Agreement, representing the initial principal of $150 million for the Tranche A Term Loan, $25 million for the Tranche B Term Loan and $21.4 million of interest accrued into the principal balance.
In February 2024, we amended the Credit Agreement to modify the access conditions, commitment termination dates and interest rates for the two then-remaining available tranches, Tranche C Term Loans and Tranche D Term Loans. The Tranche C Term Loan of $25 million was advanced in October 2024. See “Liquidity and Capital Resources” above and Note 5 “Debt” and Note 14 “Subsequent Events” for additional information. Our ability to draw down the Tranche D Term Loan under the Credit Agreement will depend on our ability to satisfy the gross sales thresholds required to advance the tranches by the dates specified.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk during the nine months ended September 30, 2024 has not materially changed from what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. See Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2024, the end of the period covered by this Quarterly Report on From 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report at the reasonable assurance level.
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
Our products have been marketed solely in countries outside of the United States from October 2010 until 510(k) clearance for the Motiva Flora SmoothSilk Tissue Expander in October 2023 and FDA approval of our Motiva Implants in September 2024, and as such, we have a limited operating history in the United States upon which to evaluate our business and forecast our future net sales and operating results. In assessing our business prospects, you should consider the various risks and difficulties frequently encountered by companies early in their commercialization in competitive markets, particularly companies that develop and sell medical devices. These risks include our ability to:
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
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs and devices to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, during various times in the recent past, the U.S. government has shut down and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, or if other events, including global health concerns, prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities in a timely manner, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future federal government shutdowns or delays in annual appropriations could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
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
Manufacturing of silicone breast implants requires costly capital equipment and a highly skilled workforce. There is a significant lead time to build and certify a new manufacturing facility. Until 2017, we had one manufacturing facility in Costa Rica, causing occasional inventory shortages. In March 2017, our second Costa Rica facility became operational, received MDSAP certification, and began shipping products. Construction of a third facility started in 2021 and was completed in 2024. In August 2024, the smallest facility was shut down. Although we believe our current facilities give us adequate manufacturing capacity to meet current demand, we have, in the past, been unable to fill all incoming orders. If demand increases faster than we expect, or if we are unable to produce the quantity of goods that we expect with our current facilities, we may not be able to grow revenue at an optimal rate. There may be other negative effects from supply shortages, including loss of our reputation in the marketplace and a negative impact on our relationships with our distributors.
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
We have incurred losses to date and expect to continue to incur losses for the foreseeable future. Sales of our Motiva Implants accounted for approximately 95% of our revenues for the nine months ended September 30, 2024 and 95% and 98% of our revenues for each of the years ended December 31, 2023 and December 31, 2022, and we expect our revenues to continue to be driven primarily by sales of these products. In order to achieve and sustain profitability, our revenues from these products will need to grow beyond the levels we have achieved in the past. If physicians and/or patients do not perceive our products to be competitive in features and safety when compared to other products in the market, or if demand for our Motiva Implants or for breast implants in general decreases, we may fail to achieve sales levels that provide for future profitability.
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
We have incurred net operating losses since our inception, and we continue to incur significant research and development and general and administrative expenses related to our operations. We do not expect to be profitable in 2024, and in future years we expect to incur significant research and development expenses related to, among other things, the IDE clinical study of Motiva Implants in the United States. Investment in medical device product development, particularly clinical studies, is highly speculative. It entails substantial upfront capital expenditures and significant risk that any potential planned product will fail to demonstrate adequate accuracy or clinical utility. We may not be profitable for some time. As of September 30, 2024, we had an accumulated deficit of $410.2 million.
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
As of September 30, 2024, we had 933 employees. Unless it is necessary for us to make reductions to our workforce as a cost management strategy, over the next several years, we expect to experience growth in the number of our employees and the scope of our operations, principally in the areas of manufacturing and sales and marketing, and particularly as we prepare our operations in the wake of obtaining approval from the FDA to commercialize our Motiva Implants in the United States. We also intend to continue to improve our operational, financial and management controls, reporting systems and procedures, which may require additional personnel. Such growth could place a strain on our administrative and operational infrastructure, and/or our managerial abilities, and we may not be able to make improvements to our management information and control systems in an efficient or timely manner. We may discover deficiencies in existing systems and controls.
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
We have established a direct sales force for our business in Brazil and United States, and we have implemented a direct sales strategy in several European countries. We have hired and will need to retain and motivate a significant number of sales and marketing personnel in order to support our anticipated growth in these countries. There is significant competition for quality personnel experienced in such activities, including from companies with greater financial resources than ours. If we are not successful in our efforts to continue recruiting, retaining, and motivating such personnel, we may not be able to increase our revenues, or we may increase our expenses in greater measure than our revenues, negatively impacting our operating results.
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
Bank failures, events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or FDIC, as receiver. Similarly, on March 12, 2023, Signature Bank Corp. and Silvergate Capital Corp. were each swept into receivership. We do not maintain balances with and are not a borrower under or party to any credit agreement, material letter of credit or any other such instruments, with any financial institution currently in receivership. However, we regularly maintain cash balances at third-party financial institutions in excess of the FDIC standard insurance limit, with balances concentrated at a small number of financial institutions. The failure of a bank, or other adverse conditions in the financial or credit markets impacting financial institutions at which we maintain balances, or which we do business with, could adversely impact our liquidity and financial performance. There can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S. or any applicable foreign government in the future or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a future failure or liquidity crisis. In addition, if any of our partners or parties with whom we conduct business are unable to access funds due to the status of their financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected.
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
We present our results of operations in U.S. dollars, which is our reporting currency. However, as of September 30, 2024, the majority of our revenues are denominated in currencies other than the U.S. dollar - primarily the euro, the Brazilian real, and the British pound. As of September 30, 2024, the majority of our expenses are denominated in U.S. dollars or in Costa Rican colones, which are linked to the U.S. dollar. In the future, we expect to have significant revenues and expenses denominated in these non-U.S. currencies. As such, unfavorable fluctuations in currency exchange rates have had, and in the future could continue to have, an adverse effect on our results of operations.
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
Our headquarters are located in Costa Rica, and all of our main manufacturing activities are conducted in the ISO-13485 and GMP compliant manufacturing facilities in Costa Rica through Establishment Labs, S.A. The newest facility in Costa Rica was completed in June 2024 and commenced manufacturing in the second half of fiscal 2024. Despite our efforts to maintain and safeguard our manufacturing facilities, including acquiring insurance and adopting maintenance and health and safety protocols, vandalism, terrorism or a natural or other climate-related disaster, such as earthquake, volcanic activity, fire or flood, could damage or destroy our inventory of finished goods, cause substantial delays in our operations and manufacturing, result in the loss of key information and cause us to incur additional expenses. Our insurance may not cover our losses in any particular case. In addition, regardless of the level of insurance coverage, damage to our facilities may have an adverse effect on our business, financial condition and results of operations.
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

We currently purchase components for the Qid Safety Technology microtransponders under purchase orders and do not have long-term contracts with most of the suppliers of the materials included in these products. We rely on Avantor as the sole supplier of medical-grade silicone used in our Motiva Implants as well as other products that we manufacture under contract to other customers. See the risk factor above titled “We rely on a single-source, third-party supplier for medical-grade long-term implantable silicone, which is the primary raw material used in our Motiva Implants. As has occurred in the past, if this supplier were to increase prices for this raw material over time or experience interruptions in its ability to supply us with this raw material, our business, financial condition and results of operations could be adversely affected.” In addition, the suppliers of certain packaging components and the surgical tools that we sell with Motiva Implants, including the cannulas, retractors, and insertion sleeves, are all purchased by us from single-source suppliers.
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

The medical device industry is characterized by patent litigation, and we could become subject to litigation that could be costly, result in the diversion of management’s time and efforts, require us to pay damages or prevent us from marketing our existing or future products.
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
Risks Related to Regulatory and Political Environment
The regulatory approval process is expensive, time consuming and uncertain. Our future success depends on our ability to develop, receive regulatory clearance or approval for, and introduce new products that will be accepted by the market in a timely manner. There is no guarantee that the FDA or similar foreign regulatory authority will authorize the commercialization of our planned products on a timely basis, if at all. Delays or failure to obtain necessary clearances or approvals would adversely affect our ability to grow our business.
The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of medical devices are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, where regulations differ from country to country. Our products are registered to be sold in 86 countries, including the United States. See Item 1, “Business” in our Annual Report on Form 10-K for additional information about the regulatory process.
Obtaining approval for sale of a medical device from the FDA or foreign regulatory authorities in the countries in which we conduct business can be a lengthy, expensive and uncertain process. For example, the PMA approval process in the United States generally takes from one to three years and the 510(k) clearance process in the United States usually takes from three to twelve months, although each could take longer.
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

Regulatory approval from the FDA or foreign regulatory authorities is not guaranteed, and the approval process is expensive and may take several years. For example, we initiated a modular PMA submission process with the FDA for approval of our Motiva Implants in the United States in 2021, and received FDA approval for our Motiva Implants in the United States in September 2024. The FDA and other regulatory authorities also have substantial discretion in the approval process. Despite the time and expense exerted, failure can occur at any stage, and we could encounter problems that cause us to abandon or repeat clinical studies or perform additional preclinical studies and clinical studies. The number of preclinical studies and clinical studies that will be required for approval varies depending on the jurisdiction, the planned product, the indication that the planned product is designed to address and the regulations applicable to any particular planned product. The FDA can delay, limit or deny approval of a planned product for many reasons, including, but not limited to, the following:
▪a planned product or one or more of its features may not be deemed safe or effective;
▪FDA officials may not find the data from preclinical studies and clinical studies sufficient;
▪the FDA might not approve our manufacturing or our third-party supplier’s processes or facilities; or
▪the FDA may change its approval policies or adopt new regulations.
In addition, the FDA or other regulatory authority may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions that may prevent or delay approval or clearance of our products under development or impact our ability to modify our currently approved or cleared products on a timely basis. In the United States, the FDA could also reclassify some or all of our products that are currently classified as Class II to Class III requiring additional controls, clinical studies and submission and approval of a PMA for us to market and sell those products. Any change in the approval policies or new or amended regulations governing the clearance and approval processes could increase the costs of obtaining approval/clearance of a product or result in delays in, or failure to receive or maintain clearance or approval for our products.
Moreover, approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one or more international regulatory authorities does not ensure approval by regulatory authorities in other countries or by the FDA. However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. An international regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not obtain international regulatory approvals on a timely basis, if at all. We may not be able to file for regulatory approvals and, even if we file, we may not receive necessary approvals to commercialize our products in any market. If our products, fail to demonstrate safety and efficacy in further clinical studies that may be required for U.S. approval, or do not gain regulatory approval, our business and results of operations will be harmed.
If Motiva Implants or any planned products fail to demonstrate safety and effectiveness in preclinical and clinical studies, if there is a change in the approval policies or new or amended regulations governing the clearance and approval process for our products, or if our products do not gain regulatory approval or clearance, our business and results of operations will be harmed.
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
Even if we receive regulatory approval for a planned product, we will be subject to ongoing regulatory obligations and continued regulatory review. Compliance with ongoing regulatory obligations and continued regulatory review may result in significant additional expense and subject us to penalties if we fail to comply with applicable regulatory requirements.
When a regulatory approval is obtained, the approved product and its manufacturer are subject to continual review by the FDA or non-U.S. regulatory authorities. Our regulatory approval for Motiva Implants, as well as any regulatory approval that we receive for future modifications to Motiva Implants or for any planned products may be subject to limitations on the indicated uses for which the product may be marketed. Future approvals may contain requirements for potentially costly post-marketing follow-up studies to monitor the safety and effectiveness of the approved product in real-world post-market use. For example, in connection with FDA approval of our Motiva Implants, we are required to monitor the clinical trial patients for our IDE clinical trial for up to ten years, create a patient registry or large post approval study, and/or other studies, and implement training programs for physicians. In addition, we are subject to extensive and ongoing regulatory requirements by the FDA and other regulatory authorities with regard to the labeling, packaging, adverse event quarterly reporting, device tracking, device retrieval studies, storage, advertising, promotion and recordkeeping for our products. We are also required to comply with regulations regarding the manufacture of Motiva Implants, which include requirements related to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Further, regulatory authorities must inspect these manufacturing facilities and determine that they are in compliance with FDA good manufacturing practice requirements as set forth in the Quality System Regulation, or QSR, before the products can be approved. These facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with the QSR and associated regulations. Failure to comply with FDA and other applicable U.S. and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions, including the following:
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
We have obtained PMA approval to sell Motiva Implants in the United States and 501(k) clearance to sell Intraoperative Sizers and SmoothSilk Tissue Expanders in the United States. We are not permitted to promote or market other investigational products. After approval, our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including the prohibition of the promotion of unapproved, or off-label, use. Surgeons may use our products off-label, as the FDA does not restrict or regulate a surgeon’s choice of treatment within the practice of medicine. However, if the FDA determines that our promotional materials or training constitutes promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine, or criminal penalties. It is also possible that other federal, state, or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an off-label use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, our reputation could be damaged and adoption of the products could be impaired. In addition, the off-label use of our products may increase the risk of product liability claims. Product liability claims are expensive to defend and could divert our management’s attention, result in substantial damage awards against us, and harm our reputation.
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
•negative shifts in the economy affecting the number of aesthetic breast procedures;
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended September 30, 2024, we issued and sold to third parties the securities listed below without registering the securities under the Securities Act of 1933, as amended (the “Securities Act”). None of these transactions involved any public offering. All our securities were sold through private placement either (i) outside the United States or (ii) in the United States to a limited number of investors in transactions not involving any public offering. Therefore, we believe that each issuance of these securities was exempt from, or not subject to, registration under the Securities Act, relying on Section 4(a)(2) (or Regulation D promulgated thereunder) or Regulation S of the Securities Act.
As consideration for royalties, we issued 12,650 common shares, valued at $0.5 million, to Dr. Randquist on August 9, 2024.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
Insider Trading Arrangements
None.
ITEM 6. EXHIBITS

(a)     Exhibits.

Exhibit Number	Description of Exhibit	Incorporation by Reference
3.1	Memorandum and Articles of Association of the Registrant	Incorporated by reference from Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on May 31, 2023
4.1	Form of Pre-Funded Warrant to Purchase Common Shares (November 2024)	Incorporated by reference from Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on November 12, 2024
10.1	Employment Agreement by and between Registrant and Fillipo Caldini, dated August 20, 2024	Incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on August 26, 2024
10.2
Third Amendment to Credit Agreement, dated as of November 7, 2024, by and among Establishment Labs Holdings Inc., its subsidiaries party thereto as guarantors, the lenders from time to time party thereto, and Oaktree Fund Administration, LLC, as administrative agent for the lenders.
Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on November 12, 2024
10.3	Securities Purchase Agreement, dated November 7, 2024, by and among Establishment Labs Holdings Inc. and purchasers named therein.	Incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on November 12, 2024.
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

ESTABLISHMENT LABS HOLDINGS INC.

		By:	/s/ Juan José Chacón Quirós

Date:	November 12, 2024	By:	Juan José Chacón Quirós
		Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 12, 2024	By:	/s/ Rajbir S. Denhoy

		Name:	Rajbir S. Denhoy
		Title:	Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)