Form 10-K
period 2024-12-31
ESTABLISHMENT LABS HOLDINGS INC.
filed 2025-02-28
CIK 1688757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   ___________ to ___________
Commission File Number: 001-38593
Establishment Labs Holdings Inc.
(Exact name of Registrant as specified in its charter)

British Virgin Islands	98-1436377
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

Building B23 and B25 Coyol Free Zone Alajuela Costa Rica	Not applicable
Address of Principal Executive Offices	Zip Code

+506-2434-2400
Registrant’s Telephone Number, Including Area Code
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Shares, No Par Value	ESTA	The Nasdaq Capital Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes   ☒   No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by an of the registrant’s executive officers during the relevant recovery period pursuant to (§240.10D-1(b)). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐   No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant on June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $844,731,145. Shares of the registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose. The registrant has no non-voting equity.
As of February 27, 2025, the number of the registrant’s common shares outstanding was 28,845,813.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2025 annual meeting of shareholders (the “2025 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2025 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

i

EXPLANATORY NOTE
In this report, unless the context indicates otherwise, the terms “Establishment Labs,” “Company,” “we”, “us” and “our” refer to Establishment Labs Holdings Inc., a British Virgin Islands entity, and its consolidated subsidiaries.
We own, or have rights to, trademarks and trade names that we use in connection with the operation of our business, including Establishment Labs and our logo as well as other brands such as Motiva Implants, SilkSurface/SmoothSilk, VelvetSurface, ProgressiveGel, TrueMonobloc, BluSeal, Divina, Ergonomix, Ergomonix2, Ergonomix2 Diamond, Mia Femtech, MotivaImagine and Zen, among others. Other trademarks and trade names appearing in this report are the property of their respective owners. Solely for your convenience, some of the trademarks and trade names referred to in this report are listed without the ® and TM symbols, but we will assert, to the fullest extent under applicable law, our rights to our trademarks and trade names.
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
•Unfavorable global economic and political conditions, including slower growth or recession, inflation, decreases in consumer spending power or confidence or trade wars, have in the past, and could in the future, adversely affect our business, financial condition or results of operations.
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
•Negative publicity concerning our products or our competitors’ products, including due to product defects, recalls and any resulting litigation, or long-term safety impacts, could harm our reputation and reduce demand for silicone breast implants, either of which could adversely impact our financial results and/or share price.
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
•The medical device industry is characterized by patent litigation, and we could become subject to litigation or other proceedings to protect or enforce our intellectual property rights that could be costly, result in the diversion of management’s time and efforts, require us to pay damages or prevent us from marketing our existing or future products.

PART I
ITEM 1. BUSINESS
Overview
We are a medical technology company focused on improving patient safety and aesthetic outcomes, initially in the breast aesthetics and reconstruction market. We initially incorporated in Costa Rica in 2004 and subsequently reorganized under a parent holding company in the British Virgin Islands in 2013.
Our line of silicone gel-filled breast implants, branded as Motiva Implants, is the centerpiece of our medical technology platform. Our post-market surveillance data (which was not generated in connection with a United States Food and Drug Administration, or FDA, pre-market approval, or PMA, study collected at defined follow-ups, but was patient or practitioner reported) and published third-party registries and data indicate that Motiva Implants have low rates of adverse events (including rupture, capsular contracture, and safety related reoperations) that we believe compare favorably with those of our competitors. We believe the proprietary technologies that differentiate our Motiva Implants enable improved safety and aesthetic outcomes and drive our revenue growth. We have developed other complementary products and services, which are aimed at further enhancing patient outcomes.
Since launching Motiva Implants in October 2010, the majority of our revenue has been generated from sales of our Motiva Implants. To date, our Motiva Implants are registered to be sold in 94 countries, including, most recently, in the United States. We currently sell our products via exclusive distributors or our direct sales force and have introduced five generations of Motiva Implants. We currently commercially sell five product families: (i) Round and Ergonomix Round, (ii) Ergonomix Oval, (iii) Anatomical TrueFixation, (iv) Ergonomix2 Round and Ergonomix2 Diamond and (v) Flora Tissue Expander. Our products incorporate first of-its-kind safety features including: (i) SmoothSilk / SilkSurface (an optimized biocompatible advanced smooth surface that is designed to reduce capsular contracture), (ii) Qid RFID technology and ZEN (a non-invasive, electronically readable serial number that enables product identification and enhances safety and patient peace of mind), (iii) BluSeal visual barrier layer (a proprietary indicator that allows for verification of complete barrier layer presence) and (iv) TrueMonobloc gel-shell-patch configuration (a highly durable, easy-to-insert performance shell, gel and patch system that allows for smaller incisions and smaller scars).
In September 2024, we received FDA approval to sell Motiva Implants in the United States.
Recent Developments
Regulatory and Operational Updates
In February 2025, we launched Preservé, a minimally invasive breast tissue-preserving technology for breast augmentation, revision augmentation and mastopexy augmentation. The initial commercial launch took place in Brazil, with additional launches planned in other countries throughout 2025.
In January 2025, we announced the retirement of Juan José Chacón-Quirós as CEO, effective March 1, 2025. Peter Caldini, our current President, will serve as Interim CEO effective the same day. Following his departure as Chief Executive Officer, Mr. Chacón-Quirós will continue as a member of the Board and as an advisor with the Company.
In October 2024, we completed and announced the results of the three-year 100-patient clinical study for Mia Femtech, our patented technology that can increase breast shape by 1 to 2 cups in a 15-minute procedure without the need for general anesthesia. The single-center, Institutional Review Board approved study began in December 2020 and involved the participation of fifteen board-certified plastic surgeons in multiple geographies. See “Our Clinical Data-- Mia Femtech Clinical Study” below for additional information. We currently offer Mia Femtech in multiple countries across the world with plastic surgeons fully certified to provide the Mia experience.
In September 2024, we received PMA approval from the FDA for our Motiva Implants. Beginning in October 2024, we began selling Motiva Implants for use in breast augmentation for patients in the United States.
In June 2024, we finalized the construction of our manufacturing and corporate offices in the Coyol Free Zone, or CFZ, in Costa Rica, which includes approximately 100,000 square feet of facility space intended to increase our manufacturing capacity by approximately 730,000 units per year. The facility has obtained necessary regulatory approvals to commence manufacturing. We incurred approximately $56.0 million in costs for this phase of the project over the time frame of 2020 to 2024. Additional phases of the project may be executed, at our option, to further expand manufacturing capacity at the new facility.

In January 2024, we announced the commercial launch of Motiva Implants in China and the completion of the first procedure with the Motiva Flora SmoothSilk Tissue Expander in the United States. These events followed our receipt of National Medical Products Administration, or NMPA, approval in China for Motiva Implants and our 510(k) clearance from the FDA for the Motiva Flora SmoothSilk Tissue Expander in the United States, both in November 2023.
Financing Activities
On November 7, 2024, we entered into a securities purchase agreement with a limited number of purchasers in connection with a registered direct offering of 765,696 common shares and pre-funded warrants to purchase up to 328,154 common shares. We also agreed to issue up to 76,569 additional common shares and additional pre-funded warrants to purchase up to 32,814 common shares for no additional consideration if the average closing price of our common shares on The Nasdaq Capital Market, or Nasdaq, during the period from January 1, 2025 to August 31, 2025 does not exceed the $45.71 price per common share sold in the offering. Our net proceeds from the offering, after deducting offering expenses, were approximately $49.7 million. See Note 8 “Shareholders’ Equity” for additional information.
Also on November 7, 2024, we entered into a Third Amendment to the Credit Agreement and Guaranty, dated April 26, 2022, or the Credit Agreement, that we entered into together with certain of our subsidiaries party thereto as guarantors, the lenders from time to time party thereto, or the Lenders, and Oaktree Fund Administration, LLC, as administrative agent for the Lenders, or the Administrative Agent. The Third Amendment extended the commitment termination date, with respect to the commitments applicable to the Tranche D Term Loans, from June 30, 2025 to December 31, 2025, and modified the milestones triggering the availability of the Tranche D Term Loans. The terms of the Tranche A Term Loans, Tranche B and Tranche C Term Loans were not modified. See Note 6 “Debt” for additional information.
In February 2024, we entered into a Second Amendment to the Credit Agreement, which provides for term loans in an aggregate principal amount of up to $225 million. The Second Amendment modified the access conditions, commitment termination dates and interest rates for the two remaining available tranches, Tranche C Term Loans and Tranche D Term Loans. See Note 6 “Debt” for additional information. The Tranche C Term Loan of $25 million was advanced in October 2024 at the Company’s election following the administrative agent’s receipt of evidence that the FDA’s approval of Motiva Implants for augmentation use in the United States had been issued, subject to the other terms and conditions of the Credit Agreement, as amended.
In January 2024, we entered into a securities purchase agreement with select institutional accredited investors pursuant to which we agreed to sell to the investors in a private placement 1,101,565 common shares and pre-funded warrants to purchase up to 898,435 common shares. The pre-funded warrants are exercisable immediately, at a price of $0.001 per share, until exercised in full. Net proceeds to us from the offering, after deducting offering expenses, were approximately $49.7 million. See Note 8 “Shareholders’ Equity” for additional information.
Our Market
Breast Augmentation
Breast augmentation surgery is one of the leading aesthetic surgical procedures by number of procedures globally. Approximately 1.9 million breast augmentations were performed worldwide in 2023, according to International Society of Aesthetic Plastic Surgery, or ISAPS. The following table lists the top markets by country for total breast augmentations in 2023 according to ISAPS.

Total Breast Augmentation Procedures
Rank(1)	Country	Procedures	Percentage of World-Wide Total
1	United States	242,596	12.8%
2	Brazil	227,451	12.0%
3	Mexico	101,264	5.4%
4	Argentina	77,831	4.1%
5	Germany	71,464	3.8%
6	Turkey	53,800	2.8%
7	India	47,690	2.5%
8	Spain	44,663	2.4%
9	France	43,800	2.3%
10	Italy	38,949	2.1%

(1) Rankings are based solely on those countries from which a sufficient survey response was received and data was considered to be representative.
Breast Reconstruction
The American Society of Plastic Surgeons noted in their Procedural Statistics Release that 157,740 breast reconstructions were performed in 2023 in the United States. According to P&S Intelligence, the global breast reconstruction market is expected to grow at a CAGR of 6.4% from 2024 to 2030. The market, valued at $0.7 billion in 2024, is projected to exceed $1 billion by 2030. This growth is expected to be driven by factors like technological advancements, increased awareness, higher disposable income of women, growing medical tourism and a rising number of breast cancer cases worldwide.
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
10-year primary augmentations
The table below reports key adverse event information from published data from 10-year prospective Core clinical trials conducted by the only three competitor companies currently approved to market silicone breast implants in the United States.

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

We believe that the improved appearance, more natural feel and patient safety profile of our Motiva Implants provides a strong competitive advantage that will help us to both capture market share and achieve higher patient conversion rates by addressing the primary concerns described by patients who choose not to pursue breast augmentation surgery.
Our Competitive Strengths
•Patient-centric innovative implant technologies. We have developed our Motiva Implants by enhancing and creating novel product components for our implants, and then combining these components into products that deliver improved aesthetic outcomes, increased patient satisfaction and favorable safety profiles.
•Extensive suite of complementary products and services. Our product portfolio includes innovative devices and tools. We believe our designed surgical procedures, such as MotivaHybrid, Motiva MinimalScar and Mia Femtech, will address key unmet needs for both the physician and the patient.
•Proprietary internal manufacturing processes and capabilities. We manufacture our silicone products in state-of-the-art manufacturing facilities in Costa Rica. In these facilities, we utilize our novel 3D imprinted molding method to create proprietary surface features that, in combination with other proprietary materials and methods, differentiate our products from those of our competitors. We believe our modern facilities, focus on product quality and deep technological expertise have helped us establish and maintain a brand of consistency, quality and safety.
•Dynamic worldwide sales platform. We sell our products both through exclusive arrangements with leading local distributors who have strong local surgeon relationships and our direct sales force in key markets such as Brazil and primary markets in Europe. Using this market-specific approach, we have built an effective and efficient worldwide sales platform.
•Proven management team with expansive industry experience. We have a highly experienced management team that is comprised of leaders from the medical aesthetic market.
Our Growth Strategy
Our goal is to be the global leader in aesthetic surgical implant technology, including breast implants, while improving patient safety through product innovation. The key elements of our strategy include:
•Expand revenues in existing markets. We anticipate continued growth in market share within our existing markets, driven by the favorable safety characteristics and superior aesthetic outcomes of our Motiva Implants. We are also expanding our minimally invasive portfolio of products, including Preservé and Mia Femtech.
•Expand revenues in the U.S. market. We received 510(k) clearance for the Motiva Flora SmoothSilk Tissue Expander in October 2023 and PMA approval for our Motiva Implants from the FDA in September 2024. Beginning in October 2024, we began selling Motiva Implants for use in breast augmentation for patients in the United States. The U.S. market is the largest breast implant market in the world, and Motiva Implants are the first new breast implant PMA-approved by the FDA since 2013. We believe that expanding our market share in the U.S. will be a key driver of our growth in the near term.
•Optimize patient conversion through sales and marketing programs. We employ a multi-faceted marketing strategy that includes social media engagement, conference presence, online advertising and patient and physician education. This approach enables us to engage with and educate patients on the Motiva brand and the benefits of our products, as well as increase clinical efficiency for our physician collaborators. In the future, we expect our social media and online patient and physician education to have important strategic synergies with our designed surgeries, which are promoted globally.
•Seek out and pursue strategic acquisitions. We intend to seek out other innovative products, services and procedures that satisfy unmet needs in the aesthetics space and complement our existing product portfolio as we believe this can be additive to future revenue growth. We have purchased distributor networks in strategic markets and may acquire other third-party sales organizations in the future. While we have no specific acquisitions or planned licensing agreements currently ongoing, we may engage in these, or other strategic transactions, with the goal of augmenting our existing product portfolio and global footprint.

•Continue a high level of engagement with key opinion leaders. We promote Motiva Implants, in part, via an extensive and robust calendar of physician education events led by key opinion leaders in the field of aesthetic and reconstructive surgery. In 2024 and 2023, we conducted 239 and 192 events, respectively, through our medical educational platform. We also collaborate actively with respected and influential key opinion leader surgeons to identify and develop new clinical applications for our existing products, as well as new product and strategic opportunities.
Our Products and Technologies
The key characteristics of our primary products are described in the table below:

Product	Motiva Round	Motiva Ergonomix	Motiva Ergonomix2	Motiva Flora Tissue Expander

Ergonomix2®

Technology platform

SUPER TRUEMONOBLOC

PROGRESSIVE GEL ULTIMA®

SUPER SILICONE

SMOOTHSILK® / SILKSURFACE®

BLUSEAL+™

Ergonomix2® Diamond®

Ergonomix2® Round

Description	Round soft silicone-gel filled breast implants	Gravity sensitive round soft silicone-gel-filled breast implants	Gravity sensitive soft silicone-gel-filled breast implants with improved mechanical properties	Breast tissue expander, used to gradually expand a patient’s breast tissue prior to the placement of a long-term breast implant
Product Catalog	Available in 160 round catalogs, including four projection heights	Available in 160 round catalogs, including four projection heights	Available in more than 160 round catalogs, including four projection heights; Available in 60 catalogs for Diamond implants	Available in 15 catalogs, with three different heights
Key Features	•SilkSurface/SmoothSilk shell surface •ProgressiveGel PLUS Silicone gel fill •TrueMonobloc construction •BluSeal shell barrier layer •Qid Safety Technology RFID microtransponder
▪SilkSurface/SmoothSilk shell surface
▪ProgressiveGel Ultima, Silicone gel fill
▪TrueMonobloc construction
▪BluSeal shell barrier
▪Qid Safety Technology RFID microtransponder
▪Ergonomy and more natural look

▪SilkSurface/SmoothSilk shell surface •ProgressiveGel Ultima, Silicone gel fill ▪TrueMonobloc+ construction ▪BluSeal+ shell barrier •ZEN RFID microtransponder ▪Motiva SuperSilicones
▪SilkSurface/SmoothSilk shell surface
▪Anatomical design
▪Compatible with MRI and CT scans
▪Injection site located with RF technology, using the Motiva Port Locator
▪Orientation line observable on X-Ray
▪Fixation suture tabs

Sales Territories	94 countries

Motiva Implants
The Motiva breast implants are a Class III Medical Device indicated for breast augmentation and breast reconstruction, including revision surgeries to correct or improve the result of a previous breast implant surgery. We launched Motiva Implants commercially in October 2010, and to date we have sold close to 4 million units. Motiva Implants incorporate several proprietary features that we believe contribute to their favorable safety profile, natural appearance and feel. Our latest generation of Motiva Implants utilizes our proprietary Gravity Sensitive Ergonomix design, with a round base implant that responds to gravity by shifting its maximum point of projection, offering the more “natural” projection of a shaped implant without the malposition and rotation issues frequently associated with shaped implants. Furthermore, our fill material with the ProgressiveGel platform of silicone gel rheologies consists of highly purified biocompatible gels with specific viscoelastic properties that we believe enables Motiva Implants to respond to the patient’s motion in ways that more closely mimic the appearance, feel and movement of natural breast tissue. Our catalog includes over 1,000 product variations, with round, oval and anatomical shapes, two different surfaces, SmoothSilk and VelvetSurface, and volumes ranging from 95cc to 1060cc, resulting in a wider range of options than those offered by our major competitors.
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
A study published in February 2023 by the British Association of Plastic, Reconstructive and Aesthetic Surgeons of breast reconstruction procedures using Ergonomix from January 2017 to January 2022 for 156 patients concluded that Ergonomix implants showcase a unique set of technologies that provide good results with a low complication rate.
Shell Surface: SmoothSilk
The surface topography of the breast implant shell surface varies between commercially available breast implants. Our SmoothSilk surface on all Motiva Implants was designed to reduce the inflammatory process caused by the immune response, enhancing product biocompatibility. The controlled manufacturing process provides the same surface topography around the entire implant for the benefit of patients.
Our retrospective implant data shows that Motiva Implants have a lower rate of capsular contracture and seromas when compared to published data from competitors. We believe that these results are due in large part to the proprietary surface of our Motiva Implants. Our proprietary shell surfaces have an average roughness of 4 microns and have more regular surface features than those of our primary competitors based on several studies using methods such as scanning electron microscopy, profilometry testing and statistical parameters comparisons.
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
A 2021 published study with a high impact factor in Nature Biomedical Engineering led by Professor Robert Langer, Institute Professor at the Massachusetts Institute of Technology (MIT) at David H. Koch Institute for Integrative Cancer Research, concluded that the SmoothSilk surface can largely suppress the foreign body response and fibrosis provoking the least amount of inflammation in comparison with the other commercially available surfaces. A larger percentage of macrophages in the cell mix indicates an inflammatory response, which is an early stage in capsule formation. We believe the more moderate inflammatory response observed on SmoothSilk is responsible for improved biocompatibility and lower complication profile.
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
ProgressiveGel Family
The proprietary silicone chemistries that comprise our ProgressiveGel family allow for a high degree of viscoelasticity and strength but add characteristics such as softness and high ductility that enable movement dynamics more like that of natural breast tissue. We believe that the cohesive properties reduce the likelihood of silicone gel leakage in the event of a rupture in the shell. The strength of the gel is believed to contribute to a reduced frequency of gel fracture, a condition which leads to deformed implant shape and stress on the implant’s shell. While other manufacturers have claimed a “high strength” gel, ours combines a notably high elasticity (the ability to stretch without permanent deformation) with low viscosity, both of which are designed to reduce the susceptibility of the implants to rupture while improving their tactile feel and movement dynamics. Additionally, the improved adhesion of the gel to the shell structure avoids the appearance of separation spots, an aesthetic defect commonly seen in competitor products.
In addition to the anticipated safety advantages, our ProgressiveGel family provides for movement characteristics that resemble natural breast tissue. Our later generation Ergonomix products further mimic natural tissue, with a maximum point of projection that shifts lower to create a natural human breast shape when a patient is standing. This allows our Motiva Implants to provide the more natural aesthetics of “shaped” or “teardrop” implants without the risk of associated drawbacks such as breast deformation from rotation and unnaturally hard tactile feel. The images below illustrate the implants’ ability to change shape depending on the patient’s positioning.

TrueMonobloc
Our TrueMonobloc technology, which is incorporated into all generations of Motiva Implants currently sold, combines proprietary chemistry with our proprietary manufacturing techniques to create a shell, gel and other components that are tightly bound to one another. This results in an implant that is more homogeneously elastic and resistant to separation of the gel from the shell, addressing one type of implant failure that can lead to shell ruptures and silicone leaks. This also enables Motiva Implants to be stretched and squeezed to a more significant degree, which we believe currently enables breast augmentation through incision sizes smaller than one inch, compared with the published industry norm of approximately two inches. A surgical technique that we have developed, which we call Minimally Invasive Aesthetics, or Mia Femtech, utilizes our next-generation Ergonomix2 Diamond implant to take advantage of these physical properties to enable a less-invasive procedure for the patient. The following image shows that TrueMonobloc enables significant manipulation of a Motiva Implant without separation of gel from shell.

Radio-Frequency Identification Platform (RFID) Technology
We offer a Radio-Frequency Identification Device microtransponder (also referred to as Qid, or the latest generation, ZEN) that is placed in the filling gel as an optional feature for all implant styles. This microtransponder provides each device with a unique electronic serial number for traceability purposes.
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
In October 2023, we announced Zen, which is part of our next generation Zensor RFID platform. The new Zen technology has all the previous benefits of Qid, but is now entirely non-ferromagnetic. In 2023, the Motiva Ergonomix2 Diamond implants used in the Mia Femtech system feature Zen, and are available in select geographies with Motiva Ergonomix2 Round Implants in programs like the JOY program. We believe the Zensor platform has the potential to add additional capabilities in future generations, such as the measurement of temperature and other parameters. Zen with temperature sensing is currently in human trials as part of an IRB-approved study.
BluSeal
The Motiva Implant shell is constructed of successive layers of silicone elastomer and a low diffusion barrier layer. The key function of the low diffusion barrier layer is to prevent diffusion of low molecular weight siloxane species from the implant to the tissues. This barrier layer embeds our BluSeal indicator technology, which is a key feature used during the manufacturing process to verify that the barrier is present in a uniform way around the entire shell. It is also used as a visual quality control and safety measure to minimize potential gel diffusion. This patented manufacturing innovation is intended to highlight any imperfections in the barrier layer coverage with a distinct color. Our BluSeal indicator technology also provides the plastic surgeon with the ability to verify whether the barrier layer has coverage defects or other imperfections before implantation that might lead to post-

implantation shell rupture or gel bleed. We believe this is another safety innovation that contributes to our substantially lower reported implant rupture rates as compared to reports for our primary competitors.
Motiva Flora Tissue Expander
The Motiva Flora Tissue Expander is used in breast reconstruction surgery for temporary implantation (less than six months) to gradually expand the breast tissue prior to the placement of a long-term breast implant. After implantation, the device is periodically filled with saline solution via an injection port to increase its volume to stretch the skin and create a pocket for breast implant placement. The injection port is dome-shaped and includes an RFID coil, which can be accurately located utilizing the port locator. The Motiva Flora Tissue Expander is the first MRI Conditional expander and is the only tissue expander in the market with an integrated RFID port with no magnets, allowing for use of the expander safely alongside MRI (1.5 and 3 Tesla) scanning. The Motiva Flora received CE mark in June 2020 and 510(k) clearance from the FDA in October 2023, and has been registered in 70 countries. The Motiva Flora also includes the SmoothSilk surface, which provides biocompatibility benefits described above. Our catalog includes 15 variations, including three different heights, and a range of volumes from 260 to 995 cc.

Motiva Flora® contains a RFID microtransponder with a unique electronic serial number (ESN) accessed by a reader.

4

Minimally Invasive Aesthetics: Preservé and Mia Femtech
In February 2025, we introduced Preservé, a minimally invasive breast tissue-preserving technology designed for breast augmentation, revision augmentation, and mastopexy augmentation. This innovative solution aims to maintain the structural anatomy and function of the breast during aesthetic surgery, resulting in more stable and natural outcomes compared to traditional methods. Preservé utilizes our proprietary minimally invasive surgical tools along with Ergonomix2 implants, which feature the patented SmoothSilk surface for improved biocompatibility and softness. These implants are unique in the industry, adapting their shape as the body changes position. Preservé is suitable for primary augmentations of up to four cups, hybrid augmentations, and mastopexy augmentations. The initial commercial launch occurred in Brazil, with further launches anticipated in other countries throughout 2025.
In April 2023, we launched Mia Femtech — a patient centric procedure designed to allow breast augmentation to be performed under local anesthesia rather than general anesthesia, through smaller incisions, with faster recovery times and a resulting reduction in surgical complications. The Mia Femtech system includes the specially -designed Ergonomix2 Diamond implant, which received CE mark in December 2020, and its proprietary tools, including the Motiva Inflatable Balloon and the Motiva Injector.
In December 2020, we received a CE mark for our Motiva Ergonomix2 Diamond breast implant, the implant used in the Mia Femtech procedure. In early 2021, we completed enrollment in our one hundred patient Mia® Femtech case series in Costa Rica. In October 2024, we published the three-year results of the Motiva Femtech Clinical Study. The study, which had a three-year follow-up compliance rate of 93%, found no reports of capsular contracture (Baker Grade III/IV), ruptures (suspected or confirmed), bleeding, hematoma, or seroma requiring intervention in the study. Based on our market research, we believe Mia Femtech will continue to attract new consumers and expand the market for breast aesthetic procedures.
We currently offer Mia Femtech in multiple countries across the world with plastic surgeons fully certified to provide the Mia experience.

Motiva® Ergonomix2® Diamond® Implants
Motiva® Channel Separator
Motiva Injector ®
Motiva® Marking Tool
Motiva® Inflatable Balloon
mia

3

Our Clinical Data
14-Year Safety Post-Market Surveillance Data
Dating from the commercial launch of Motiva Implants in October 2010 through December 2024, we have sold close to 4 million breast implants in various countries. We maintain a Quality Management System database to track and report complaints received from patients or physicians. From October 2010 through December 2024, a total of 5,901 complaints have been reported, investigated and processed, representing approximately 0.1% of the total Motiva Implants sold through December 2024. There were no reported cases of double capsule formation or breast-implant associated anaplastic large-cell lymphoma, or BIA- ALCL, in this data set, and there were 81 cases of early seroma and 13 case of late seroma reported. The table below shows the rates of rupture, capsular contracture and reoperation for adverse events of our Motiva Implants from the data gathered through December 2024. In contrast to the above competitor data, our data is self-reported rather than collected at mandatory follow-ups and was generated solely for our post-market surveillance instead of in connection with an FDA PMA study. All of these patients in the study were located outside the United States.

Motiva Implants
Number of Implants Sold	N= 3,911,861 Implants(1)
Rupture	< 0.1%
Capsular Contracture	< 0.1%
Reoperation for Adverse Events	< 0.1%
Reoperation (All Causes)	N/A(2)

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
Study to Support a PMA
We are conducting a prospective IDE clinical trial in the United States on our Motiva Round and Motiva Ergonomix Round product families. Our IDE submission was approved by the FDA on March 20, 2018 to perform a single open-label, prospective, multi-center trial, with follow-up visit data reported annually and at the time of filing. We will continue to monitor patients for ten years post-implantation. The primary endpoints of the trial are safety, effectiveness and patient satisfaction. In general, our trial design and patient enrollment are consistent with prior PMA studies conducted by Allergan, Mentor, and Sientra. In August 2019, we announced that we were implementing a bifurcated regulatory strategy in the United States, which is designed to allow us to initiate the rolling submission of data to the FDA from the primary augmentation and revision augmentation cohorts, and then subsequently supplement our PMA with data from the reconstruction cohorts. All the enrollment procedures and the three-year study subject follow-up have been completed in the aesthetics cohort, which includes primary augmentation and revision augmentation, with total enrollment of 451 and 265 subjects, respectively. In the fourth quarter of 2021, we initiated a modular PMA submission process with the FDA and submitted the first of four expected modules. In April 2022, the Company released preliminary results of the two-year patient follow-up data for the primary augmentation cohort of its IDE clinical trial. The second module was submitted in May 2022. In June 2022, full enrollment of the IDE clinical trial was complete, and all surgeries in the primary reconstruction cohort were performed. In August 2022, the third module was submitted to the FDA. The final fourth module was submitted to the FDA in February 2023.

In October 2024, the results of the Motiva US IDE Study were published, including the data for 451 primary augmentation patients enrolled in the study based on a follow-up compliance rate of 89%. The three-year, by-patient, Kaplan-Meier risk rates of first occurrence of complications for patients (95% confidence interval) in the primary augmentation cohort were as follows:

Primary Augmentation	3-year (N=451), 95% CI
Capsular contracture (Baker Grade III/IV)	0.5%
Rupture, suspected or confirmed; MRI cohort(1)	0.6%
Breast pain	0.9%
Infection	0.9%
Implant removal, with or without replacement	1.8%
Any reoperation(2)	6.8%
Any complication(3)	9.6%

Kaplan-Meier risk rates were the primary method of analysis for the above data. This table represents preliminary data available as of October 2024 and does not necessarily reflect final clinical results nor demonstrate the investigational device’s safety and effectiveness for the United States trial.
(1) MRI cohort N=176 (2) Any surgery on the breast or chest area, device or non-device related, including size change (3) Any device or non-device related event, including reoperation

Mia Femtech Clinical Study
We are conducting an Institutional Review Board, or IRB, approved prospective study that enrolled 100 subjects between December 2020 and April 2021. In October 2024, we published the three-year results of the Motiva Femtech Clinical Study of data based on a follow-up compliance rate of 93%. The three-year risk rates of first occurrence of complications for patients (95% confidence interval) in the Mia Femtech cohort were as follows:

Primary Augmentation	3-year (N=100), 95% CI
Capsular contracture (Baker Grade III/IV)	0.0%
Rupture, suspected or confirmed(1)	0.0%
Infection	0.0%
Seroma	0.0%
Hematoma	0.0%
Changes in Nipple Sensation	0.0%
Changes in Breast Sensation	0.0%
Malposition/Displacement(2)	1.0%
Inferior malposition	0.0%
Any reoperation	1.0%

This table represents preliminary follow-up data available as of October 2024 and does not necessarily reflect final clinical results nor demonstrate the ultimate safety or effectiveness of the Mia Femtech procedure.
(1) Includes overall and MRI cohort (33 subjects/ 66 implants) combined (2) One patient had an implant malposition and underwent implant reposition; no implant exchange

Sales and Marketing
We primarily derive revenue from sales of our Motiva Implants from two types of customers: (1) medical device distributors and (2) direct sales to physicians, hospitals, and clinics. Our products are commercially available in 94 countries through exclusive distributors, except in the United States, Brazil, Argentina and several European countries where we sell through our direct sales force. As of December 31, 2024, our sales organization included 282 employees and contractors. All of these sales personnel are supported through a suite of tools, including marketing and training materials, mobile smartphone applications, and access to a robust schedule of physician education events. We also pay significant attention to helping our distributors maintain positive relationships with surgeons and clinics in their respective regions, and to positioning our product in the marketplace as a premium product with consequent premium pricing.
We demonstrate our confidence in Motiva Implants with the Motiva Always Confident Warranty, which offers patients a free replacement for any Motiva Implant that ruptures, for the life of the product. We also replace any implant which is replaced due to capsular contracture of Baker Grade III or IV severity at any time in the first 10 years post-implantation. In addition, we offer an extended warranty at additional cost outside the JOY program, which provides financial assistance to cover surgical costs resulting from rupture or capsular contracture. In the United States, the Motiva Health Initiative also covers implant replacement for late forming seroma and double capsule complication within 10 years post-implantation and provides financial assistance for surgical costs related to BIA-ALCL. An extended warranty is available for an additional cost, covering up to $15,000 for surgical expenses based on specific circumstances.
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
We have assembled a broad portfolio of intellectual property related to our medical device and aesthetics products. We believe this intellectual property, combined with proprietary manufacturing processes and the regulatory approvals we have successfully obtained outside of the United States, provides us with a strong market position. As of December 31, 2024, we own or have rights to 33 issued, one allowed and 15 pending patents in the United States related to various aspects of our Motiva Implants (such as implant barrier layers, surface texture technology, minimally invasive implant delivery systems, minimally invasive and tissue preservation procedures and systems and our Qid Safety Technology or ZEN radio frequency identification devices). In addition, we own or have rights to 161 issued, one allowed and 72 pending foreign applications and one pending Patent Cooperation Treaty, or PCT, applications. Our owned and licensed patents are expected to expire at various times between February 2025 and February 2039. Our owned and licensed pending applications, if granted, likely would expire between September 2033 and December 2044.
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
We have and will continue to work with several institutions in our effort to advance implant technology, and generate additional scientific data to support the improved safety outcomes associated with our products, including:
•Massachusetts Institute of Technology
•Medical University of Innsbruck
•Department of Bioengineering at Rice University
•University of Cape Town Faculty of Health Sciences
•University Hospital Ghent Department of Plastic Surgery
•The Chair of Plastic Surgery at the School of Medicine and Psychology of Sapienza University of Rome
We have incurred, and expect to continue to incur, significant R&D expenses. We incurred R&D expenses of $19.7 million for the year ended December 31, 2024, compared to $26.4 million for the year ended December 31, 2023. Our R&D expenses consist of costs associated with our clinical and post-approval studies, regulatory activity and product development, including the development of Motiva Implants and other current and future aesthetic and reconstruction surgical devices on our product platform.
Implantable RFID Microtransponder Platform
The RFID technology platform that we use in the Qid feature of our Motiva Implants is independently cleared as a system via the FDA’s 510(k) pathway. We are developing more sophisticated functionality using this technology platform. We believe our RFID technology will be an attractive platform for a variety of other applications, including unique device identification for other types of implantable medical devices, functional implantable biosensors, and diagnostic monitoring. Future specific indications include detection of device life cycles (e.g., flexion/contraction cycles for artificial hip and knee joints) and monitoring of analytes such as circulating tumor cells and blood chemistry components. Some of these applications we may choose to develop and commercialize internally, while others may be more appropriately commercialized via partnerships with other medical device companies. In October 2023, we launched Zen, the next, now non-ferromagnetic, generation of passive RFID technology, in Motiva Ergonomix2 Diamond implants used in the Mia Femtech system and select geographies with Motiva Ergonomix2 Round Implants in the JOY program.
We control all the activities of the development and manufacturing of our Qid Safety Technology RFID transponders. This allows us to adapt to specific needs or new developments in our field.
Manufacturing and Suppliers
Facilities
We manufacture our products in ISO-13485-certified manufacturing facilities located in the Coyol Free Zone office park in Costa Rica, a park populated by a number of international medical device companies and granted tax-advantaged status by the government of Costa Rica.
In August 2024, we decommissioned our smallest manufacturing facility, which was established in 2009 and had about 3,000 square feet of production areas, capable of producing over 100,000 implants a year. Our two remaining facilities include the manufacturing facility we opened at the end of 2016 and the corporate office and manufacturing facility we finalized in 2024. The older facility has approximately 28,000 square feet of office space and production areas which are capable of producing over 400,000 implants a year, with state-of-the-art support systems for sustaining production, including an ice-bank system for cooling the controlled air in the clean room and support areas, water-lubricated air compressors for eliminating the presence of oil particulates, heat recovery systems for energy saving, and an energy micro-grid comprised of solar panels and energy-storage batteries. These energy efficient systems generate up to 80% of the total energy consumption of the building, which received LEED Gold Certification by the U.S. Green Building Council in August 2017.

In June 2024, we finalized the construction of our manufacturing facilities and corporate offices in the Coyol Free Zone, or CFZ, in Costa Rica, which includes approximately 100,000 square feet of facility space to increase our manufacturing capacity by approximately 730,000 units per year. The facility obtained necessary regulatory approvals and commenced manufacturing by the end of fiscal 2024. See Note 3 “Balance Sheet Accounts” for additional information regarding this construction project.
All of our facilities have received the MDSAP regulatory certification. MDSAP was established by a coalition of international medical device regulatory authorities including Australia’s TGA, Brazil’s ANVISA, Health Canada, Japan’s MHLW and PMDA and the U.S. FDA. The goal of MDSAP is to allow a single regulatory audit of a medical device manufacturer’s Quality Management System to satisfy the needs of the participating regulatory jurisdictions. This program enables manufacturers to contract with an authorized third-party auditing organization, in our case the British Standards Institute, to conduct a single audit to satisfy the relevant regulatory requirements of the participating regulatory authorities including the FDA, which recognizes MDSAP audit reports as a substitute for FDA Establishment Inspection Reports.
Both of our facilities in Coyol Free Zone are Carbon Neutral certified by the Costa Rican Ministry of Environment, Energy, and Telecommunications, based on the implementation of efficiency-aimed actions such as the reduction of energy consumption through the acquisition of more efficient equipment; the combined use of solar panels, ice banks, and battery storage units; and the avoidance of fossil fuels for our operations.
We are also subject to periodic inspections and audits by various international regulatory and notified bodies, and we believe our past performance in these audits reflects the strength of our quality system and manufacturing controls. We consider this to be a key element of our risk management and business continuity strategies and a competitive advantage as we have full control of the product lifecycle. Our in-house manufacturing team undergoes well defined training programs throughout their period of employment. We believe our manufacturing experience, know-how, and process-related trade secrets are also a competitive advantage.
Process
We produce our shell surfaces using a novel 3D negative imprinting molding technique that allows much more precise control over feature size, a uniform distribution of features on the surface, no particles creation, and less unit-to-unit variation. Our primary competitors utilize the “salt-loss” technique or “polyurethane foam imprint” technique. The “salt-loss” technique blows crystals of salt or sugar onto the uncured silicone shell in order to produce surface texture and the “polyurethane foam imprint” technique uses a foreign material to press against the last uncured silicone layer to produce surface features. We believe our 3D negative imprinting technique is more efficient and consistent than the techniques used by our competitors because the application of our advanced smooth surface is integrated with the molding process, rather than requiring a separate, subsequent process step.
Suppliers
We source manufacturing inputs from a number of outside suppliers. In particular, we obtain NuSil brand medical-grade silicone from Avantor, Inc. (formerly NuSil Technology LLC), or Avantor, which is a sole-source supplier of such products to the majority of the silicone breast implant industry. In May 2022, we entered into a master supply agreement with Avantor, which provides for specified prices per unit of each relevant component, has an initial term ending on December 31, 2026 and automatically renews for successive terms of one year each for up to five successive renewal terms. The agreement superseded and replaced the previous master supply agreement originally executed in 2016, as amended, that expired on May 13, 2022.
Other critical materials are the silicone patches and other silicone components used for the assembly of our breast implants. All these components are also made with NuSil medical-grade silicone and manufactured by specialized silicone contract manufacturing suppliers. All component suppliers undergo strict quality inspections to ensure these can meet our quality standard. Other important components are the primary packaging polycarbonate trays, the Tyvek sealing lids and packaging. All these components are also critical to maintain integrity of the product throughout its shelf-life and all these suppliers must be qualified and materials must be validated prior to being approved for manufacturing activities. We conduct annual evaluations for most of our suppliers and engage in second source supplier initiatives to ensure the continuity of business operations, enhance quality, and reduce costs.

Competition
The U.S. market for silicone breast implants is relatively concentrated, within Allergan Aesthetics, a division of AbbVie, Mentor Worldwide LLC, a division of Johnson & Johnson, and Sientra Inc., recently acquired by Tiger Aesthetics Medical. Internationally, the market is more fragmented, with GC Aesthetics plc, Silimed, Inc., Groupe Sebbin SAS, Hans Biomed Crop., Polytech Health & Aesthetics, and Arion Laboratories.
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
We believe the primary competitive factors in our current and future markets include:
•safety and outcomes data generated in clinical studies;
•regulatory approvals;
•technological characteristics of products;
•complementary platforms of non-implant products, such as facial fillers and fat grafting technologies;
•product price;
•customer service; and
•support by key opinion leaders.
Federal Food, Drug, and Cosmetic Act
Breast implants are regulated as medical devices in the United States, and are subject to the Federal Food, Drug, and Cosmetic Act, or FDC Act, as implemented and enforced by the FDA. The FDA administers requirements covering the design, development, testing (non-clinical and clinical research), safety, effectiveness, manufacturing, labeling, packaging, promotion, advertising, distribution, recordkeeping, import/export and post-market surveillance of medical devices in order to ensure that devices distributed in the U.S. are safe and effective for their intended uses and otherwise meet the requirements of the FDC Act. The FDA also collects user fees for certain medical device submissions and annual fees for medical device establishments.
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
Post-Market Regulation
After a device is cleared or approved for marketing, numerous and extensive regulatory requirements continue to apply. These include:
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
Our manufacturing facilities, as well as those of certain of our suppliers, will be subject to periodic and for-cause inspections by the FDA to verify compliance with the QSR and other regulatory requirements. The QSR, which covers the methods and the facilities and controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation and servicing of finished devices intended for human use. The QSR also requires, among other things, maintenance of a device master file, device history file, and complaint files. These requirements impose certain procedural and documentation requirements upon us and our third-party manufacturers related to the methods used in and the facilities and controls used for designing, manufacturing, packaging, labeling and storing medical devices. As a manufacturer, we are subject to periodic scheduled or unscheduled inspections by the FDA. Following these inspections, the FDA may assert noncompliance with QSR requirements on a Form 483, which is a report of observations from an inspection, or by way of “untitled letters” or “warning letters” that could cause us or any third-party manufacturers to modify certain activities. A Form 483 notice, if issued at the conclusion of an FDA inspection, can list conditions the FDA investigators believe may have violated QSR or other FDA requirements. Our failure to maintain compliance with the QSR requirements could result in the shut-down of, or restrictions on, our manufacturing operations and the recall or seizure of our products, which would have a material adverse effect on our business. The discovery of previously unknown problems with any of our products could result in restrictions, including the removal of the device from the market or voluntary or mandatory device recalls.
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
The FDA and comparable foreign regulatory authorities closely regulate the post-approval marketing and promotion of medical devices, including standards and regulations for direct-to-consumer advertising, communications about unapproved uses, industry- sponsored scientific and educational activities and promotional activities involving the internet. Devices may be marketed only for the approved or cleared indications and in accordance with the provisions of the approved or cleared label.
HIPAA and Other Privacy Laws
We are subject to various laws governing the privacy and security of health information and other personally identifiable information. The Health Insurance Portability and Accountability Act of 1996 and its implementing regulations, or HIPAA, established comprehensive U.S. federal protection for the privacy and security of protected health information. HIPAA apply to “Covered Entities,” which are health plans, health care clearing houses, and certain health care providers which conduct certain health care transactions electronically, and to “Business Associates,” persons or entities that perform a function or provide specified services on behalf of a Covered Entity that involves the creation, use, maintenance or transmission of protected health information. Both Covered Entities and Business Associates must have in place administrative, physical, and technical standards to guard against the misuse of protected health information. Some of the institutions and physicians from which we obtain biological specimens that we use in our research and validation work are Covered Entities and must obtain proper authorization from their patients for the subsequent use of those samples and associated clinical information. We may perform future activities that may implicate HIPAA, such as providing clinical laboratory testing services or entering into specific kinds of relationships with a Covered Entity or a Business Associate of a Covered Entity. There are also additional federal and state privacy laws that impose restrictions on the access, use, and disclosure of personal information, including data that is not protected health information, or are otherwise more stringent than HIPAA.
Our activities must also comply with other applicable privacy laws, including the EU General Data Protection Regulation, or EU GDPR, and the UK General Data Protection Regulation, or UK GDPR, or collectively, EU/UK GDPR. There are also privacy laws in other jurisdictions that impose restrictions on the access, use, and disclosure of personal information. All of these laws may impact our business. If we fail to comply with these privacy laws, or if significant changes in the laws restrict our ability to obtain tissue samples and associated patient information, this could significantly impact our business and our future business plans.
Fraud and Abuse Laws
As participants in the health care industry, we are subject to anti-fraud and abuse laws in various countries. Many of these anti-fraud laws are broad in scope and impose significant penalties for violation. Prohibitions under some of these laws include:
•the submission of false claims or false information to government programs;
•deceptive or fraudulent conduct;
•excessive or unnecessary services, services that do not meet medical necessity, or services at excessive prices; and
•prohibitions in defrauding private sector health insurers.
Numerous national and local agencies enforce the anti-fraud and abuse laws. In addition, private insurers may also bring private actions. In some circumstances, private whistleblowers are authorized to bring fraud suits on behalf of the government and are entitled to receive a portion of any final recovery. In addition, we, and our partners, may be subject to foreign laws and regulations and other compliance requirements, including, without limitation, anti-kickback laws, false claims laws and other fraud and abuse laws.
In particular, if our products become eligible for reimbursement by federal health care programs (directly or indirectly) in the United States, our business activities could be subject to scrutiny and enforcement under one or more U.S. federal or state health care fraud and abuse laws and regulations, including:

•The federal Anti-Kickback Law, which prohibits, among other things, knowingly or willingly offering, paying, soliciting or receiving remuneration, directly or indirectly, in cash or in kind, for the referral of an individual for the furnishing of an item or service, or to induce or reward the purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any health care items or service for which payment may be made, in whole or in part, by federal healthcare programs such as Medicare and Medicaid.
•The federal civil False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds or knowingly making, using or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly concealing or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government.
•The fraud provisions of HIPAA, which impose criminal liability for knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors, and prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false fictitious or fraudulent statement or entry, in connection with the delivery of or payment for healthcare benefits, items or services.
•Analogous state and local laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require medical technology companies to comply with the device industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; and state laws and local ordinances that require identification or licensing of sales representatives.
If we or our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil, criminal and administrative penalties, damages, fines, exclusion from participation in government health care programs, additional reporting and government oversight, and the curtailment or restructuring of our operations. We are also subject to similar national or local laws and regulations, including, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to health care professionals. To reduce the risks associated with these various laws and governmental regulations, we have implemented a compliance plan. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable global privacy, security and fraud laws may prove costly.
Transparency Laws
We are subject to transparency requirements (also known as “sunshine laws”) in France, including obligations to report payments or transfers of value to, and the nature of the agreements we sign with, a broad class of French healthcare professionals and organizations. If our products that are approved in the United States become eligible for direct or indirect reimbursement by federal health care programs like Medicare or Medicaid, we will also become subject to the Physician Payment Sunshine Act and its amendments and implementing regulations, which require annual reporting of payments and transfers of value to physicians, teaching hospitals and other “covered recipients”, along with physician ownership information. Various states have also implemented regulations prohibiting certain financial interactions with health care professionals or mandating public disclosure of such financial interactions. We may incur significant costs to comply with such laws and regulations now or in the future.
Coverage and Reimbursement
Significant uncertainty exists regarding the coverage and reimbursement status of products approved or cleared by the FDA and, in foreign countries, other government authorities.

In the United States, sales of any products for which we may receive regulatory approval or clearance for commercial sale will depend in significant part on the availability and adequacy of coverage and reimbursement from third-party payors. Third-party payors include federal and state government authorities, managed care providers, private health insurers and other organizations. Decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. One third-party payor’s decision to cover a product does not ensure that other payors will also provide coverage for the product. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the reimbursement rate that the payor will pay for the product. Third-party payors may limit coverage to specific products on an approved list which might not include all of the FDA approved or cleared products for a particular indication. Moreover, a payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.
In the EU, pricing and reimbursement schemes vary widely from country to country. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies (so-called health technology assessments) in order to obtain reimbursement. The Health Technology Assessment, or HTA, which is currently governed by the national laws of the individual EU Member States, is the procedure according to which the assessment of the public health impact, therapeutic, impact and the economic and societal impact related to the use of a health technology. The outcome of the HTA will often influence the pricing and reimbursement status granted to the product under review by the competent authorities of individual EU Member States. On January 31, 2018, the European Commission adopted a proposal for a regulation on HTA, or HTA Regulation. The HTA Regulation aims to boost cooperation among EU Member States in assessing health technologies and providing the basis for cooperation at EU level for joint clinical assessments in these areas. The HTA Regulation entered into force on January 11, 2022, and started to apply from January 12, 2025. Under the HTA Regulation, EU Member States are required to use common HTA tools, methodologies, and procedures across the EU. Among others, the HTA Regulation establishes an HTA coordination group, composed of national HTA bodies, which jointly conduct Joint Clinical Assessments, or JCAs, of new medicines and certain high-risk medical devices and introduces a single EU-level submission file for JCAs. However, the HTA Regulation focuses on the clinical aspects of HTA, i.e. the relative clinical effectiveness and relative clinical safety of a new health technology as compared with existing technologies, and, as such, individual EU Member States remain responsible for determining the overall value of a new health technology within their healthcare systems, as well as making pricing and reimbursement decisions.
Third-party payors are increasingly challenging the prices charged for, examining the medical necessity of, and assessing the cost-effectiveness of medical products and services, in addition to their safety and efficacy. If third-party payors do not consider a product to be cost-effective compared to other available products, they may not cover the product after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow a company to sell its products at a profit. A decision by a third-party payor not to cover a product could reduce physician ordering and patient demand for the product.
The marketability of any products for which we receive market authorization for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.
Health Reform
In the United States and some foreign jurisdictions, there has been significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls and restrictions on reimbursement. Because private payers often follow Medicare and Medicaid coverage policy and payment limitations in setting their own reimbursement rates, any reduction in reimbursement that results from federal legislation or regulation may result in a similar reduction in payments from private payers. We expect to experience pricing pressures in connection with the sale of our products due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, and additional legislative and regulatory measures.
Such legislative changes in the United States include the Patient Protection and Affordable Care Act (PPACA), which intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, and impose additional health policy reforms. We expect that additional federal, state, and foreign healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal, state, and foreign governments will pay for healthcare products and services, which could result in limited coverage and reimbursement and reduced demand for our products, once approved, or additional pricing pressures.
International Medical Device Regulations
International marketing of medical devices is subject to foreign government regulations, which vary substantially from country to country.
In the EU, the Medical Devices Regulation (EU) 2017/745, or EU MDR, entered into application, repealing and replacing both the Medical Devices Directive 93/42/EEC, or the EU MDD, and the Active Implantable Medical Devices Directive 90/385/EEC, or the EU AIMDD, on May 26, 2021. This legislation applies to all countries within the European Economic Area, or the EEA, including EU Member States, Iceland, Liechtenstein and Norway. The EU MDR establishes comprehensive requirements for the safety, performance, and market access of medical devices in the EU.
Medical devices must comply with the General Safety and Performance Requirements, or the GSPR, laid down in Annex I to the EU MDR. Compliance with these requirements is a prerequisite to be able to affix the CE mark on products, without which they cannot be marketed or sold in the EEA. To demonstrate compliance with the GSPR of the EU MDR and obtain the right to affix the CE mark, we must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Apart from low risk medical devices (Class I with no measuring function, which are not sterile and are not reusable surgical instruments), in relation to which the manufacturer may issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the GSPR, a conformity assessment procedure requires the intervention of a Notified Body, which is an organization designated by a Competent Authority of an EU Member State to conduct conformity assessments. Depending on the relevant conformity assessment procedure, the Notified Body would audit and examine the technical documentation and the quality system for the manufacturer, design and final inspection of the medical devices. The Notified Body issues a CE Certificate of Conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the GSPR. This Certificate and the related conformity assessment process entitles the manufacturer to affix the CE mark to the medical devices after having prepared and signed a related EC Declaration of Conformity. Breast implants intended for aesthetic purposes are specifically regulated under Annex XVI of the EU MDR. They must meet the same stringent safety, performance, and clinical evaluation requirements as medical devices, including conformity assessment by a Notified Body.
On January 31, 2020, the United Kingdom withdrew from the EU. Since January 1, 2021, the Medical Devices (EU Exit) Regulations 2020 have introduced several changes to the process of placing medical devices on the Great Britain market. The CE mark will continue to be recognized in Great Britain until June 30, 2030, depending on the device type and classification. Additionally, CE Certificates of Conformity issued by Notified Bodies designated in the EU will remain valid in Great Britain during this period.
Following the end of mutual recognition between the EU and Switzerland on May 26, 2021, CE-marked medical devices can still be legally placed on the Swiss market. However, medical devices manufacturers must now appoint a Swiss Authorized Representative (CH-REP) and comply with additional requirements, including Swissmedic registration, to continue to place medical devices on the Swiss market.
Outside of the EU, UK and Switzerland, regulatory pathways for the marketing of medical devices vary greatly from country to country. In many countries, local regulatory agencies conduct an independent review of medical devices prior to granting marketing approval. For example, in China, approval by the National Medical Products Administration, or NMPA, must be obtained prior to marketing a medical device. In Brazil, the inspections and approvals of products and facilities carried out by the ANVISA and InMetro agencies are required prior to marketing a Class 3a medical device like our Motiva Implants. We received regulatory clearance in Brazil in March 2017 and launched our Motiva Implants commercially in July 2017. In November 2022, Motiva Implants and the Motiva Flora tissue expander have been approved for use in Japan by the Pharmaceuticals and Medical Devices Agency (PMDA). These products have also received reimbursement for post-mastectomy reconstruction under the Japanese National Health System. In November 2023, Motiva Implants received National Medical Products Administration (NMPA) approval in China. The process in such countries may be lengthy and require the expenditure of significant resources, including the conduct of clinical trials. In other countries, the regulatory pathway may be shorter or less costly. The timeline for the introduction of new medical devices is heavily impacted by these various regulations on a country-by-country basis, which may become longer and more costly over time.
Anti-Corruption Laws
We are subject to applicable anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act and the UK Bribery Act, and similar anti-corruption laws in the countries in which we distribute our products. Anti-corruption laws generally prohibit offering, promising, giving, or authorizing others to provide anything of value, either directly or indirectly, to a government official or private party in order to influence official action or otherwise gain an unfair business advantage, such as to obtain or retain business. The Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, prohibits any U.S. individual or U.S.-controlled business from paying, offering or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring us to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. We have implemented policies, procedures, and internal controls that are designed to comply with these laws and regulations.
Human Capital
As of December 31, 2024, we had 1,018 employees. None of our employees are represented by a labor union or covered by collective bargaining agreements except for employees in Brazil and Argentina.
The human capital measures and objectives we focus on in managing our business include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of share-based and cash-based compensation awards, in order to increase shareholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.
We believe that our future success largely depends upon our continued ability to attract and retain highly qualified management and technical personnel. Talent management is critical to our ability to execute on our long-term growth strategy. To facilitate talent attraction and retention, we strive to make our company a safe and rewarding workplace, with opportunities for our employees to grow and develop in their careers, supported by strong compensation and benefits, and by programs that build connections among our employees. We continue to be committed to an inclusive culture which values equity, opportunity, and respect. In support of our inclusive culture, we offer competitive compensation and benefits, including stock awards and strive to recruit a robust talent pool across all levels of the organization.
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
Working towards a more sustainable future by reducing our environmental footprint is important to us. Our manufacturing facilities are certified as Carbon Neutral by the Costa Rican Ministry of Environment, Energy, and Telecommunications, or MINAE. Additional information on our environmental efforts can be found in our 2023 Annual Review, which is available at https://establishmentlabs.com/wp-content/uploads/2024/07/Sustainability-Annual-Review-2023.pdf.
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
Our products were marketed solely in countries outside of the United States from October 2010 until 510(k) clearance for the Motiva Flora SmoothSilk Tissue Expander in October 2023 and FDA approval of our Motiva Implants in September 2024, and as such, we have a limited operating history in the United States upon which to evaluate our business and forecast our future net sales and operating results.
Due to our limited operating history in the United States, we may not have the institutional knowledge or experience to be able to implement and execute our business strategy and effectively address the risks that we may face. In addition, we may not be able to develop insights into trends that could emerge and negatively affect our business and may fail to respond effectively to those trends. As a result of this or other risks, we may not be able to execute key components of our business strategy, and our business, financial condition and operating results may suffer.
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
We may not be able to compete effectively with our competitors and ultimately satisfy the needs and preferences of our customers, unless we can continue to enhance existing products and develop or acquire new innovative products and services. Product development requires the investment of significant financial, technological and other resources. Product improvements and new product introductions also require significant planning, design, development and testing at the product and manufacturing process levels. We may not be able to timely or effectively develop product improvements or new products and services. Likewise, we may not be able to acquire new products on terms that are acceptable to us, or at all. Furthermore, in most countries, we need to obtain regulatory approval in order to market and sell our products, which may limit our ability to act quickly in scaling commercialization in those countries, including the United States. Our competitors’ new products may beat our products to market, be more effective or safer or have new features, obtain better market acceptance or render our products and services obsolete. Any new or modified products and services that we develop may not receive regulatory clearance or approval, or achieve market acceptance or otherwise generate any meaningful sales or profits for us.

Changes in funding or disruptions at the FDA and other government agencies caused by funding shortages could prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel, the ability to accept the payment of user fees, statutory, regulatory and policy changes and other events that may otherwise affect the FDA’s ability to perform routine functions. The new Trump Administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities, such as implementing statutes through rulemaking, issuance of guidance, and review and approval of applications. Further, government funding of the FDA and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs and devices to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, during various times in the past, the U.S. government has shut down and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, or if other events, including uncertainty regarding the FDA’s funding, operations or policy goals, prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities in a timely manner, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future federal government shutdowns, delays in annual appropriations or budget freezes could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
Any future distribution or commercialization agreements we may enter into with respect to our current or planned products may place the development of these products outside our control or may otherwise be on terms unfavorable to us.
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
We make extensive physician medical education resources available to clinicians in an effort to ensure that they have access to current treatment methodologies, are aware of the advantages and risks of our Motiva Implants and other products and are educated regarding the safe and appropriate use of our products. It is critical to the success of our business to broadly educate clinicians who use or desire to use our products to provide them with adequate instructions in the appropriate use of our products and designed surgeries. Certain of our products require the use of specialized techniques which may not be covered in medical school curricula and/or product-specific knowledge. For example, metal implants such as screws or artificial joints produce an artifact when magnetic resonance imaging, or MRI, is used to image the area in which the object resides. Our Qid Safety Technology microtransponder embedded in certain Motiva Implants contains metal and causes an artifact that can affect breast cancer screening using MRI, and this artifact is not present in other imaging modalities such as breast ultrasound and film or digital mammography. It is important that we educate physicians and patients on the risks associated with MRI artifacts and how to mitigate them if they choose to utilize Motiva Implants that contain a Qid microtransponder. Failure to provide adequate training and education could result in, among other things, unsatisfactory patient outcomes, patient injury, negative publicity or increased product liability claims or lawsuits against the company, any of which could have a material and adverse effect on our business and reputation. Claims against the company may occur even if such claims are without merit and/or no product defect is present, due to improper surgical technique, inappropriate use of our products, or other lack of awareness regarding the safe and effective use of our products. If we fail to educate physicians and patients about any of these factors, they may make decisions or conclusions regarding Motiva Implants without full knowledge of the risks and benefits or may view our Motiva Implants negatively.
As part of our effort to educate and train plastic surgeons through our medical educational platform, we completed 239 and 192 medical training sessions worldwide during 2024 and 2023, respectively. If we are unable to offer, or if we experience a delay in offering, medical training sessions, we may experience reduced or slower than expected adoption of our products. Although we offer virtual training sessions through our medical educational platform, any limited ability to provide in-person programs to surgeons may reduce the effectiveness of, and interest in, our medical education efforts.
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
We have incurred losses to date and expect to continue to incur losses for the foreseeable future. Sales of our Motiva Implants accounted for approximately 96% and 95% of our revenues for each of the years ended December 31, 2024 and 2023, respectively, and we expect our revenues to continue to be driven primarily by sales of these products. We also continue to incur significant research and development and general and administrative expenses related to our operations. We do not expect to be profitable in 2025, and in future years we expect to incur significant research and development expenses related to, among other things, the IDE clinical study of Motiva Implants in the United States. Investment in medical device product development, particularly clinical studies, is highly speculative. It entails substantial upfront capital expenditures and significant risk that any potential planned product will fail to demonstrate adequate accuracy or clinical utility. We may not be profitable for some time. As of December 31, 2024, we had an accumulated deficit of $444.7 million.
In order to achieve and sustain profitability, our revenues from our products will need to grow beyond the levels we have achieved in the past. If physicians and/or patients do not perceive our products to be competitive in features and safety when compared to other products in the market, or if demand for our Motiva Implants or for breast implants in general decreases, we may fail to achieve sales levels that provide for future profitability.
If we are unable to continue to commercialize Motiva Implants and our other products, or unable to obtain a partner to commercialize them, we may not be able to produce any incremental revenues related to Motiva Implants and our other products. This would result in an adverse effect on our business, financial condition, results of operations and growth prospects. Even if we are able to reach profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to achieve sustained profitability would depress the value of our company and could impair our ability to raise capital, expand our business, diversify our planned products, market our current and planned products, or continue our operations.
Unfavorable global economic and political conditions, including slower growth or recession, inflation, decreases in consumer spending power or confidence or trade wars, have in the past, and could in the future, adversely affect our business, financial condition or results of operations.
Our results of operations have been in the past, and could be in the future, adversely affected by general conditions in the global economy and in the global financial markets, such as slower growth or recession, adverse impacts on currency exchange rates, continued inflation or decreases in consumer spending or confidence, as well as changing political conditions. A severe or prolonged economic downturn could result in a variety of risks to our business, including general economic pressure on our customers’ patients. Elective aesthetic procedures, including breast augmentation, are typically not covered by insurance and are less of a priority than other items for those patients that have lost their jobs, are furloughed, have reduced work hours or have to allocate their cash to other priorities. As a result, adverse changes in the global economy, including as a result of inflationary pressures, elevated interest rates, geopolitical conflicts, including the Russia-Ukraine war and the Hamas-Israel conflict, political instability or macroeconomic fallout from significant U.S. government spending cuts, may cause consumers to reassess their spending choices and reduce demand for elective aesthetic procedures, which could have an adverse effect on our net sales and profitability. Additionally, there is significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations, and tariffs. The Trump administration has imposed additional tariffs on imported products and indicated it will continue to do so. The ultimate impact of tariffs will depend on various factors, including the scope, timing, amount, nature and implementation, but tariffs would likely have a negative impact on the global macroeconomy and on our business. In response to U.S. trade actions, certain countries may impose retaliatory actions against the U.S. These policies may lead to supply chain constraints and additional inflation, further increasing operational costs. A weak or declining global economy or disruptions caused by geopolitical uncertainty or regional political stability could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers or distributors to delay making payments for our products. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the economic climate and financial market conditions could adversely affect our business.
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
Our leading competitors are large, multi-national companies with significant resources and capabilities. Sientra, Inc. (recently acquired by Tiger Aesthetics Medical), Mentor Worldwide LLC (a division of Johnson & Johnson) and Allergan plc ( acquired by AbbVie Inc.) have conducted large prospective clinical studies that started in the United States in 2002, 2000 and 1998, respectively, and they use this data extensively to promote their products. This can put us at a disadvantage when promoting our products to physicians and patients, even outside the United States. In addition, the significant financial and staff resources and brand recognition that our competitors possess mean they may be able to compete with us regardless of the differentiating features of our products. If we are not successful in capturing market share, even outside the United States, or if physicians or patients do not perceive our products to be safer or more favorable, our revenues and/or our operating margins may be significantly impaired.
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
The industry environment for silicone implants and complementary products in certain markets is price sensitive. In these markets, including the United States, our competitors may adopt aggressive pricing strategies to intensify the competitive pricing pressure for breast implants. If we are not successful in educating customers or third-party payers on the differentiation of our Motiva Implants as compared to our competitors’ products, customers may choose our competitors’ products. Additionally, as more competitors introduce products that compete with ours, we may face additional pricing pressure that would adversely impact our future results.
We expect to increase the size of our organization in certain jurisdictions and functions; as a result, we may encounter difficulties in managing our growth, which could disrupt our operations and/or increase our net losses.
As of December 31, 2024, we had 1,018 employees. Unless it is necessary for us to make reductions to our workforce as a cost management strategy, over the next several years, we expect to experience growth in the number of our employees and the scope of our operations, principally in the areas of manufacturing and sales and marketing, and particularly as we continue to expand our operations in the wake of obtaining approval from the FDA to commercialize our Motiva Implants in the United States. We also intend to continue to improve our operational, financial and management controls, reporting systems and procedures, which may require additional personnel. Such growth could place a strain on our administrative and operational infrastructure, and/or our managerial abilities, and we may not be able to make improvements to our management information and control systems in an efficient or timely manner. We may discover deficiencies in existing systems and controls.
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
We face an inherent risk of product liability exposure related to the sale of Motiva Implants and our other products in clinical studies. The marketing, sale and use of Motiva Implants and our other products could lead to the filing of product liability claims against us if someone alleges that our products failed to perform as designed or caused significant adverse events in patients. We may also be subject to liability for a misunderstanding of, or inappropriate reliance upon, the information we provide. In addition, the off-label use of our products may increase the risk of product liability claims. Product liability claims are expensive to defend and could divert our management’s attention, result in substantial damage awards against us, and harm our reputation. Regardless of merit or eventual outcome, liability claims may result in:
•decreased demand for our products or any planned products we may develop;
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
Negative publicity concerning our products or our competitors’ products, including due to product defects, recalls and any resulting litigation, or long-term safety impacts, could harm our reputation and reduce demand for silicone breast implants, either of which could adversely impact our financial results and/or share price.
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
In August 2017, the FDA updated its advisory on BIA-ALCL and subsequently requested all breast implant manufacturers to revise their physician and patient labeling with the most current information. The August 2017 update described BIA-ALCL as “rare” and stated “we have strengthened our understanding of this condition and concur with the World Health Organization designation of BIA-ALCL as a rare T-cell lymphoma that can develop following breast implants. The exact number of cases remains difficult to determine due to significant limitations in world-wide reporting and the lack of global implant sales data. At this time, most data suggest that BIA-ALCL occurs more frequently following implantation of breast implants with textured surfaces rather than those with smooth surfaces. The FDA noted it does not recommend prophylactic breast implant removal in a patient without symptoms or other abnormalities.
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
Our success in implementing our business strategy depends largely on the skills, experience and performance of members of our executive management team and other key employees, including Juan José Chacón Quirós, our Chief Executive Officer who is set to retire in March 2025, Peter Caldini, our President and upcoming Interim Chief Executive Officer, Roberto de Mezerville, our Chief Technology Officer, Rajbir Denhoy, our Chief Financial Officer, and Ross Mansbach, our General Counsel and Chief Human Resources Officer. The collective efforts of each of these persons, and others working with them as a team, are critical as we continue to develop our tests and technologies and pursue our research and development and sales programs. In addition, we have experienced significant changes in our executive leadership in recent years, including in our Chief Executive Officer, Chief Operating Officer and General Counsel positions. As a result of the difficulty in locating qualified new management and other key employees, the loss or incapacity of existing members of our executive management team could adversely affect our operations. If we were to lose one or more key employees, we could experience difficulties in finding qualified successors, competing effectively, developing our technologies and implementing our business strategy. In addition, changes to strategic or operating goals, which can often times occur with the appointment of new executives and directors, can create uncertainty, may negatively impact our ability to execute quickly and effectively, and may ultimately be unsuccessful. Executive leadership transition periods are often difficult as the new executives gain detailed knowledge of our operations, and friction can result from changes in strategy and management style. Management turnover inherently causes some loss of institutional knowledge, which can negatively affect strategy and execution. We do not have “key person” life insurance on our senior executives, and the loss of any of the key team members would have a negative impact to our business and financial results. In addition, the job market in Costa Rica and other locations in which we operate has recently become more competitive and we are competing for talent with major multinational corporations which have significantly more resources than us, and we may find new difficulties in retaining our most talented employees.
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
Integrating any business, product or technology we acquire could be expensive and time-consuming, disrupt our ongoing business, impact our liquidity, and/or distract our management and its success may also depend on our ability to retain any key employees related to the acquired business. If we are unable to integrate any acquired businesses, products or technologies effectively, our business may suffer. Whether as a result of unsuccessful integration, unanticipated costs, including those associated with assumed liabilities and indemnification obligations, negative accounting impact, or other factors, we may not realize the economic benefits we anticipate from acquisitions. In addition, any amortization or charges resulting from the costs of acquisitions could increase our expenses.
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
We present our results of operations in U.S. dollars, which is our reporting currency. However, as of December 31, 2024, the majority of our revenues are denominated in currencies other than the U.S. dollar - primarily the euro, the Brazilian real, and the British pound. As of December 31, 2024, the majority of our expenses are denominated in U.S. dollars or in Costa Rican colones, which are linked to the U.S. dollar. In the future, we expect to have significant revenues and expenses denominated in these non-U.S. currencies. As such, unfavorable fluctuations in currency exchange rates have had, and in the future could continue to have, an adverse effect on our results of operations.
Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, expenses and income, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, changes in the value of the U.S. dollar in relation to the British pound, the euro, Costa Rican colones and the Brazilian real will affect our revenue, cost of goods, and operating expenses as well as the value of balance sheet items originally denominated in other currencies. These changes would cause our growth in consolidated earnings stated in U.S. dollars to be higher or lower than our growth in local currency when compared against other periods. For example, the weakening of the euro for the majority of fiscal 2022 and of the Brazilian real in 2024 had a negative effect on our revenue in those respective years. We do not currently engage in currency hedging arrangements to protect us from fluctuations in the exchange rates of the euro and other currencies in relation to the U.S. dollar (and/or from inflation of such currencies), and we are exposed to material adverse effects from such movements. We cannot predict any future trends in rates of inflation or exchange rates of other currencies against the U.S. dollar, and there can be no assurance that any contractual provisions will offset their impact, or that any future currency hedging activities will be successful.

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
In addition, several of the countries in which we sell our products or conduct our operations are, to some degree, subject to political, economic or social instability. Doing business in Costa Rica and other countries outside the United States involves a number of other risks, including:
•multiple, conflicting and changing laws and regulations such as tariffs and tax laws, export and import restrictions, employment laws, environmental laws, regulatory requirements, price controls, reimbursement schemes and other governmental approvals, permits and licenses;
•difficulties in managing global operations;
•logistics and regulations associated with shipping products, including interruptions resulting from natural or other disasters including earthquakes, volcanic activity, hurricanes, floods and fires, and transportation delays;
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
•economic weakness, currency fluctuations, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions;
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
•workforce uncertainty in countries where labor unrest is more common than in the United States; and
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad.
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
If Avantor becomes unable or unwilling to supply sufficient quantities of medical-grade silicone of the specifications required for our products, or if Avantor increases prices further in the future, we may not be able to replace this supply source quickly, or at all. Similarly, it may become unable or unwilling to manufacture our needed raw materials in compliance with regulatory requirements, or its manufacturing facilities may not be able to maintain compliance with regulatory requirements. Any replacement supplier would have to be qualified with the relevant regulatory authorities, which is an expensive and time-consuming process during which we may experience an interruption in our manufacturing operations. We may also be unsuccessful in negotiating favorable terms with such a supplier. Any of these contingencies would likely affect the financial results of our operations and may have a negative impact on our share price. In particular, if we are not able to establish a replacement vendor for our medical-grade silicone, we would be unable to manufacture our Motiva Implants as well as other products that we manufacture under contract to other customers until such time as a replacement vendor is identified, which would likely significantly affect the financial results of our operations and have a significantly negative impact on our share price.
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
Even if such alternative suppliers are available on commercially reasonable terms, the inclusion of substitute components or products must meet our specifications and could require us to qualify the new supplier with the appropriate regulatory authorities. The added time and cost to arrange for alternative suppliers could have a material adverse effect on our business. New manufacturers of any current or planned product would be required to qualify under applicable regulatory requirements and would need to have sufficient rights under applicable intellectual property laws to the design and method of manufacturing the planned product. Obtaining the necessary FDA or international approvals or other qualifications under applicable regulatory requirements and ensuring non-infringement of third-party intellectual property rights could result in a significant interruption of supply and could require the new manufacturer to bear significant additional costs that may be passed on to us.
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
In addition, changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of the patents we rely on or narrow the scope of our patent protection. The laws of other countries may not protect our rights to the same extent as the laws of the U.S. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business.

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
Further, filing, prosecuting and defending patents on all of our planned products throughout the world may be prohibitively expensive to us. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but where enforcement is not as strong as in the United States. These products may compete with our products in jurisdictions where we do not have any issued patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from competing.
The medical device industry is characterized by patent litigation, and we could become subject to litigation or other proceedings to protect or enforce our intellectual property rights that could be costly, result in the diversion of management’s time and efforts, require us to pay damages or prevent us from marketing our existing or future products.
Competitors may infringe or otherwise violate the patents we rely on, or our other intellectual property rights. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. Any claims that we assert against perceived infringers could also provoke these parties to assert counterclaims against us alleging that we infringe their intellectual property rights. Our competitors or other third parties may also assert infringement claims against us based on existing or future intellectual property rights. In an infringement proceeding, a court may decide that a patent we are asserting is invalid or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that the patents we are asserting do not cover the technology in question. Interference or derivation proceedings provoked by third parties or brought by the U.S. Patent and Trademark Office, or USPTO, or any other patent authority may also be necessary to determine the priority of inventions or other matters of inventorship with respect to patents and patent applications. We may become involved in proceedings, including oppositions, interferences, derivation proceedings, inter partes reviews, patent nullification proceedings, or re-examinations, challenging our patent rights or the patent rights of others, and the outcome of any such proceedings are highly uncertain. An adverse result in any litigation or other legal proceeding could reduce the scope of, or invalidate, important patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. If we are found to infringe a third-party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our products and technology. We may also elect to enter into such a license in order to settle pending or threatened litigation. However, we may not be able to obtain any required license on commercially reasonable terms, or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us and could require us to pay significant royalties and other fees. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages. Litigation or other proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees from their normal responsibilities. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. We may also become involved in disputes with others regarding the ownership of intellectual property rights. If we are unable to resolve these disputes, we could lose valuable intellectual property rights.
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
Our information systems, or those used by third parties which we rely on, may fail, be impacted by cybersecurity incidents, suffer other security incidents or be vulnerable to other forms of attack or damage.
The operation of our business depends on our information systems and, in some cases, the information systems used by third parties. We rely on our information systems to, among other things, effectively manage sales and marketing data, accounting and financial functions, inventory management, product development tasks, clinical data, customer service and technical support functions. Despite the implementation of security measures, our information systems, or those used by third parties which we rely on, are vulnerable to a variety of cybersecurity incidents and cybersecurity threats, as well as other forms of attack or damage, including damage or interruption from earthquakes, fires, floods and other natural disasters, terrorist attacks, power losses, computer system or data network failures, security incidents, data corruption, and cyberattacks. Cybersecurity incidents can include, but are not limited to, computer viruses, computer denial-of-service attacks, phishing attacks, ransomware attacks, worms, and other malicious software programs or other attacks, covert introduction of malware to computers and networks, social engineering or impersonation of authorized users, and efforts to discover and exploit any design flaws, bugs, security vulnerabilities, or security weaknesses, as well as intentional or unintentional acts by employees or other insiders with access privileges, intentional acts of vandalism by third parties and sabotage. Further, we rely on third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, cloud-

based infrastructure, enterprise cloud solutions, encryption and authentication technology, employee email, and other similar functions. Although we prefer third parties that are SOC 1 compliant or adhere to other related regulations, our ability to monitor their information security practices is limited, and they may not have adequate security measures in place. They may also experience unexpected power losses, computer system failures, or data network disruptions, negatively impacting the systems or solutions we depend on. If our third-party providers face a security incident or other interruptions, or if there is a flaw or failed software update in the third-party software used in our systems, our information systems may become disabled or inaccessible. This could limit access to our data and business information, potentially causing significant disruptions to our operations.
Attacks upon information systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, information systems change frequently, including from emerging technologies, such as advanced forms of AI and quantum computing, and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience cybersecurity incidents or other incidents that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate cybersecurity incidents or threats due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.
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
There are a number of state, federal and international laws protecting the privacy and security of health information and personal data. For example, HIPAA imposes limitations on the use and disclosure of an individual’s protected health information by certain health care providers, health care clearinghouses, and health insurance plans, collectively referred to as covered entities, and their business associates, persons or entities that perform a function or provide specified services on behalf of a Covered Entity that involve the creation, use, maintenance or transmission of protected health information. HIPAA also imposes breach notification obligations for breaches of protected health information, including notification requirements to federal regulators and in some cases, notification to relevant media outlets. Most states also have breach notification requirements to affected individuals and in some cases to state regulators in the event of a breach of personal information, which is a broader class of information than the protected health information protected by HIPAA.
In addition, even when HIPAA does not apply, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the FTCA, 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Health information is considered sensitive data that merits stronger safeguards.
At the state level, several U.S. states have proposed and passed consumer privacy laws. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act, ("CCPA") includes certain transparency and other requirements to protect personal data and grants California consumers with certain rights regarding their personal data. In addition, California consumers have the right to bring a private right of action in connection with data security incidents involving certain elements of personal data. Additionally, other jurisdictions, such as Virginia, Colorado, Utah, and Connecticut, have enacted similar legislation and/or regulations. Health-specific consumer privacy laws were also passed in multiple states, including Washington and Nevada. These laws and regulations are constantly evolving and may impose limitations on our business activities.
Moreover, as a result of the broad scale release and availability of Artificial Intelligence (AI) technologies such as generative AI, there is a global trend towards more regulation (e.g., the EU AI Act and AI laws passed in U.S. states) to ensure the ethical use, privacy, and security of AI and the data that it processes. Compliance with such laws will likely be an increasing and substantial cost in the future.
Many foreign countries and governmental bodies, including the EU, UK, Canada, Australia and other relevant jurisdictions, have laws and regulations concerning the collection and use of personal or sensitive data obtained from their residents or by businesses operating within their jurisdiction. For example, the EU/UK GDPR imposes stringent data protection requirements. It regulates the processing of personal data and places certain obligations on the processing of such personal data including ensuring the lawfulness of processing personal data (including obtaining valid consent of the individuals to whom the personal data relates, where applicable), the processing details disclosed to the individuals, the adequacy, relevance and necessity of the personal data collected, the retention of personal data collected, the sharing of personal data with third parties, the transfer of personal data out of the European Economic Area/UK to third countries including the US, contracting requirements (such as with clinical trial sites and vendors), the use of personal data in accordance with individual rights, the security of personal data and security breach/incident notifications. Non-compliance with the EU/UK GDPR can trigger steep fines for the most serious breaches of up to €20 million or 4% of total worldwide annual revenues, whichever is higher. Given the breadth and depth of changes in data protection obligations, meeting the EU/UK GDPR’s requirements requires time, resources and a review of the technology and systems currently in use against the EU/UK GDPR’s requirements.
We may be at risk of enforcement actions taken by certain EU data protection authorities, the UK Information Commissioner's Office, or ICO, or the Swiss Federal Data Protection and Information Commissioner, or FDPIC, while we continue to build our business practices to ensure that all transfers of personal data to us from the European Economic Area, United Kingdom and Switzerland, are conducted in compliance with all applicable regulatory obligations, the guidance of data protection authorities and evolving best practices. We may find it necessary to establish systems to maintain personal data originating from the EU in the European Economic Area, which may involve substantial expense and may cause us to need to divert resources from other aspects of our business, all of which may adversely affect our business.
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
The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of medical devices are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, where regulations differ from country to country. Our products are registered to be sold in 94 countries, including the United States. See Item 1 “Business” for additional information about the regulatory process.
Prior to receiving approval to commercialize any of our planned products in the United States or abroad, we may be required to demonstrate with substantial evidence from preclinical and well-controlled clinical studies, and to the satisfaction of the FDA or other regulatory authorities abroad, that such planned products are safe and effective for their intended uses. We may not successfully complete required clinical trials, or they may yield results which are different than anticipated or that can be interpreted in different ways. Additionally, even if we believe the preclinical or clinical data for our planned products are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. Administering any of our planned products to humans may produce undesirable side effects, which could interrupt, delay or cause suspension of clinical studies of our planned products and result in the FDA or other regulatory authorities denying approval of our planned products for any or all targeted indications.
Regulatory clearance or approval from the FDA or foreign regulatory authorities is not guaranteed, and the approval process is expensive and may take several years. The PMA approval process in the United States generally takes from one to three years and the 510(k) clearance process in the United States usually takes from three to twelve months, although each could take longer. For example, we initiated a modular PMA submission process with the FDA for approval of our Motiva Implants in the United States in 2021 and received FDA approval for our Motiva Implants in the United States in September 2024. The FDA and other regulatory authorities also have substantial discretion in the approval process. Despite the time and expense exerted, failure can occur at any stage, and we could encounter problems that cause us to abandon or repeat clinical studies or perform additional preclinical studies and clinical studies. The number of preclinical studies and clinical studies that will be required for approval varies depending on the jurisdiction, the planned product, the indication that the planned product is designed to address and the regulations applicable to any particular planned product. The FDA can delay, limit or deny approval of a planned product for many reasons, including, but not limited to, the following:
•a planned product or one or more of its features may not be deemed safe or effective;
•FDA officials may not find the data from preclinical studies and clinical studies sufficient;
•the FDA might not approve our manufacturing or our third-party supplier’s processes or facilities; or
•the FDA may change its approval policies or adopt new regulations.
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
Moreover, clearance or approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one or more international regulatory authorities does not ensure approval by regulatory authorities in other countries or by the FDA. However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. An international regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not obtain international regulatory approvals on a timely basis, if at all. We may not be able to file for regulatory approvals and, even if we file, we may not receive necessary approvals to commercialize our products in any market. If our products, fail to demonstrate safety and efficacy in further clinical studies that may be required for U.S. approval, or do not gain regulatory approval, our business and results of operations will be harmed.
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
Modifications to any of our products once they are commercialized from time to time require new regulatory approvals or clearances, including 510(k) clearances or approval of PMA supplements, or may require us to recall or cease marketing the modified systems until these clearances or approvals are obtained. The FDA requires device manufacturers to initially make and document a determination of whether or not a modification requires a new approval, supplement or clearance. A manufacturer may determine that a modification could not affect safety or efficacy and does not represent a major change in its intended use, so that no new clearance or approval is necessary. However, the FDA can review a manufacturer’s decision and may disagree. The FDA may also on its own initiative determine that a new clearance or approval of a PMA supplement is required. We may make modifications in the future that we believe do not or will not require additional clearances or approvals. If the FDA disagrees and requires new clearances or approvals for the modifications, we may be required to recall and to stop marketing our products as modified, which could require us to redesign our products and/or seek new marketing authorizations and harm our operating results. In these circumstances, we may be subject to significant enforcement actions.
Where we determine that modifications to our products require a new PMA approval or approval of a PMA supplement, we may not be able to obtain those additional approvals for the modifications or additional indications in a timely manner, or at all. Obtaining new approvals can be a time-consuming process, and delays in obtaining required future approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth.
For those products sold in the EEA, we must notify our EU Notified Body if significant changes are made to the products or if there are substantial changes to our quality management systems affecting those products. Obtaining CE Certificates of Conformity for medical devices can be a time-consuming process, and delays in obtaining required future clearances or approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth.
Even if we receive regulatory approval for a planned product, we will be subject to ongoing regulatory obligations and continued regulatory review. Compliance with ongoing regulatory obligations and continued regulatory review may result in significant additional expense and subject us to penalties if we fail to comply with applicable regulatory requirements.
When a regulatory approval is obtained, the approved product and its manufacturer are subject to continual review by the FDA or non-U.S. regulatory authorities. Our regulatory approval for Motiva Implants, as well as any regulatory approval that we receive for future modifications to Motiva Implants or for any planned products may be subject to limitations on the indicated uses for which the product may be marketed. Future approvals may contain requirements for potentially costly post-marketing follow-up studies to monitor the safety and effectiveness of the approved product in real-world post-market use. For example, in connection with FDA approval of our Motiva Implants, we are required to monitor the clinical trial patients for our IDE clinical trial for up to ten years, create a patient registry or large post approval study, and/or other studies, and implement training programs for physicians. In addition, we are subject to extensive and ongoing regulatory requirements by the FDA and other regulatory authorities with regard to the labeling, packaging, adverse event quarterly reporting, device tracking, device retrieval studies, storage, advertising, promotion and recordkeeping for our products. If the FDA determines that our promotional materials or training constitutes promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions. It is also possible that other federal, state, or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an off-label use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In addition, the off-label use of our products may increase the risk of product liability claims. Product liability claims are expensive to defend and could divert our management’s attention, result in substantial damage awards against us, and harm our reputation.
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
Our products, marketing, sales and development activities and manufacturing processes are subject to extensive and rigorous regulation by various regulatory agencies and governing bodies. Under the US Food, Drug and Cosmetic Act (FDC Act), medical devices must receive FDA clearance or approval or an exemption from such clearance or approval before they can be commercially marketed in the U.S. Additionally, such devices are subject to wide-ranging regulations including, among other things: product design, development, manufacture and release; laboratory and clinical testing, labeling, packaging, storage, and distribution; product safety and effectiveness; record-keeping; product promotion and advertising; post-marketing surveillance; post-market approval studies, where applicable; and import and export rules. In the EU, we are required to comply with the EU MDR and obtain CE Mark certification in order to market medical devices. Breast implants intended for aesthetic purposes fall under Annex XVI (List of groups of products without an intended medical purpose) of the EU MDR and are also required to obtain CE Mark certification under the EU MDR in order to be placed on the EU market. In addition, exported devices are subject to the regulatory requirements of each country to which the device is exported.
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
The EU MDR changes several aspects of the previous regulatory framework and imposes additional requirements regarding, among others, device design and development, preclinical and clinical requirements, premarket conformity assessment and post-market surveillance, vigilance, and market surveillance. We, along with the Notified Bodies, may face uncertainties as the MDR continues to be rolled out and enforced by the European Commission and EEA Competent Authorities. The time required to obtain a CE Certificate of Conformity from a Notified Body in the EU is lengthy and may be unpredictable. On average, the time-to-certification under the EU MDR for all device categories ranges between 13 and 18 months.
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
Our relationship with customers, patients and third party payors will be subject to applicable anti-kickback, fraud and abuse, and other health care laws and regulations, which could expose us to criminal sanctions, civil penalties, damages, reputational harm and diminished profits and future earnings.
Our arrangements with third-party payors, patients and health care providers may expose us to broadly applicable fraud and abuse and other health care laws and regulations that may constrain the business or the financial relationships and engagement we enter into to market, sell, promote and distribute our products in the U.S. Efforts to ensure that our business arrangements with these third parties will comply with applicable health care laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other health care laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. The requirements and restrictions under these broadly applicable laws and regulations are described in the section on Fraud and Abuse Laws in Item 1, “Business”.
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
FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new statutes, regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of any future products or make it more difficult to obtain clearance or approval for, manufacture, market or distribute our products. Actions by the FDA or other governmental agencies applicable to our business may be adversely affected by several significant administrative law cases decided by the U.S. Supreme Court in 2024, including most notably, Loper Bright Enterprises v. Raimondo, which overruled the Supreme Court's previous ruling that courts defer to reasonable agency interpretations of statutes that are silent or ambiguous on a particular topic. The ruling requires courts to exercise their independent judgment when deciding whether an agency has acted within its statutory authority, and that courts may not defer to an agency interpretation solely because a statute is ambiguous. This decision and other administrative law cases may result in additional legal challenges to regulations and guidance issued by federal regulatory agencies, including the FDA, that we have relied on and intend to rely on in the future. Any such challenges, if successful, could have a material impact on our business. In addition to potential changes to regulations and agency guidance as a result of legal challenges, these decisions may result in increased regulatory uncertainty and delays in and other impacts to the agency rulemaking process, any of which could adversely impact our business and operations.
Further, in the United States, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the health care system in ways that could affect our future revenue and future profitability and the future revenue and future profitability of our potential customers. Federal and state lawmakers regularly propose and, at times, enact legislation that could result in significant changes to the health care system, some of which are intended to contain or reduce the costs of medical products and services. With the change in presidential administrations in 2025, there is substantial uncertainty as to how, if at all, the new administration will seek to modify or revise laws impacting the health care system or the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our products in the United States. The impending uncertainty could present new challenges or potential opportunities as we navigate the continued commercialization of Motiva Implants in the United States.
We cannot predict the impact that ongoing health care reform will have on our business, and there is uncertainty as to what healthcare programs and regulations may be implemented or changed at the federal and/or state level in the United States, and as to the effect of any future legislation or regulation. However, it is possible that such initiatives could have an adverse effect on our ability to obtain approval and/or successfully commercialize products in the United States in the future. For example, any changes that reduce, or impede the ability to obtain, reimbursement for our Motiva Implants or other current or planned products in the United States or reduce medical procedure volumes could adversely affect our business plan.
There likely will continue to be legislative and regulatory proposals at the federal and state levels directed at containing or lowering the cost of health care. We cannot predict the initiatives that may be adopted in the future or their full impact. The continuing efforts of the government, insurance companies, managed care organizations and other payers of health care services to contain or reduce costs of health care may adversely affect:
•our ability to set a price that we believe is fair for our products;
•our ability to generate revenue and achieve or maintain profitability; and
•the availability of capital.

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
A non-U.S. corporation will be classified as a passive foreign investment company, or PFIC, for U.S. federal income tax purposes, in any taxable year in which either (1) at least 75% of its gross income is passive income; or (2) at least 50% of the average quarterly value of its total gross assets is attributable to assets that produce

“passive income” or are held for the production of passive income. Based on the project composition of our income and valuation of our assets, we do not believe we were a PFIC in 2024 and 2023, and we do not expect to become one in the future. However, because our PFIC status is subject to a number of uncertainties, neither we nor our tax advisors can provide any assurances regarding our PFIC status. If we are a PFIC for any taxable year during which a U.S. holder holds our common shares, the U.S. holder may be subject to adverse tax consequences. U.S. investors should consult their advisors regarding the application of these rules and the availability of any potential elections.
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
•the success of competitive products or technologies;
•results of clinical studies of Motiva Implants or planned products or those of our competitors;
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
We identified a material weakness in our internal control over financial reporting as of December 31, 2023, and 2022, and may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our consolidated financial statements. If we fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.
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
On December 31, 2021, it was determined that our primary user access controls (i.e. provisioning, de-provisioning, and quarterly user access review) to ensure appropriate segregation of duties that would adequately restrict user and privileged access to the financially relevant systems and data to appropriate Company personnel were not operating effectively. These user access control deficiencies resulted in a lack of segregation of duties with respect to certain user roles. Automated process-level controls and manual controls that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective as a result of such deficiency. During the fourth quarter of 2023, we completed our testing of the operating effectiveness of the implemented controls and found them to be effective. As a result, we have concluded the material weakness identified as of December 31, 2021 has been remediated as of December 31, 2023.
It was determined that as of December 31, 2023, our primary change management controls for direct database changes were not designed and implemented effectively for specific localities. Other Information Technology General Controls, automated process-level controls, and manual controls that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective as a result of such deficiency. We have improved policies and procedures and designed and documented more effective change management monitoring controls, through the use of systematic audit logging, that address the relevant risks in order to remediate the identified material weakness.
As a result, we have concluded the material weakness identified as of December 31, 2023 has been remediated as of December 31, 2024. If additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, it could adversely affect our ability to report financial information, including our filing of quarterly or annual reports with the SEC on a timely and accurate basis and prohibit us from producing timely and accurate consolidated financial statements, which may adversely affect our share price and impact investor confidence in our Company and we may be unable to maintain compliance with Nasdaq listing requirements.
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
•our shareholders are required to provide advance notice and additional disclosures in order to nominate individuals for election to our Board of Directors or to propose matters that can be acted upon at a shareholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company; and
•our Board of Directors is able to issue, without shareholder approval, preferred shares with voting or other rights or preferences that could impede the success of any attempt to acquire us.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
The Audit Committee oversees the cybersecurity program and receives reports from management regarding the Company's cybersecurity policies and procedures on an annual basis. The Audit Committee also receives reports from management on any cybersecurity incidents that may occur.
As part of our cybersecurity program, our IT management reports to the Company's Chief Operating Officer and Chief Executive Officer and is responsible for assessing and managing cybersecurity risks and developing and implementing our cybersecurity program. Our current Head of Global IT has more than 15 years of experience in technology and process improvements, which includes the execution of digital business strategies within highly regulated industries. Our IT management has obtained relevant experience in various sectors such as technology firms, financial institutions, and consulting firms and have actively engaged in continuous learning and professional development initiatives to stay updated on evolving cybersecurity threats and trends. This includes participating in industry conferences, workshops, training programs, and becoming members of professional cybersecurity organizations.
Our cybersecurity program is designed to identify, assess, and mitigate risks from cybersecurity threats, and includes the following elements:
•a risk assessment process to identify and assess cybersecurity risks;
•a risk mitigation strategy to address cybersecurity risks;
•an incident response plan to identify, respond to, mitigate and remediate cybersecurity incidents;
•an awareness and training program to educate employees about cybersecurity risks;
•a procedure to procure information technology services, including cloud computing and data storage, from third-party providers with sufficient cybersecurity provisions, and to monitor their cybersecurity process on an ongoing basis; and
•periodic testing and evaluation by external parties we engage to assess the effectiveness of the cybersecurity intrusion protections and make recommendations to improve the security of our information systems.
As a result, we have implemented a multi-layered cybersecurity program that includes administrative, physical, and technical measures to protect our information systems. Through these processes and the other processes described above, including our incident response plan, our management is informed about cybersecurity threats and incidents affecting us.
Our company has implemented robust processes to assess, identify, and manage material cybersecurity risks effectively. These processes are an integral component of our overall risk management system, ensuring that cybersecurity concerns are comprehensively addressed within our broader risk management framework. Risk assessment, identification, and management processes are seamlessly integrated into our overall risk management system. The processes for assessing, identifying, and managing cybersecurity risks are aligned with our strategic objectives and business goals. We foster cross-functional collaboration and communication to facilitate the integration of cybersecurity risk management into various business functions and processes.
We also review our cybersecurity practices, their effectiveness, and the cybersecurity practices of the third-parties we rely on, on an ongoing basis and make changes as necessary to address new risks. However, we cannot guarantee that our efforts will be successful in preventing all cybersecurity incidents.
We are not aware of any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. We can give no assurance that we have detected or protected against all cybersecurity threats or incidents. We are subject to a variety of cybersecurity risks, which could have a material adverse effect on our business, financial condition, and results of operations. See the “Risks Related to Intellectual Property and Data Security” section of Item 1A. Risk Factors for additional discussion on risks affecting our information systems.

ITEM 2. PROPERTIES
Our main executive facilities, which include over 200,000 square feet of office, laboratory, and manufacturing space, are situated in Alajuela, Costa Rica. We also lease office or warehouse spaces in numerous locations worldwide such as Wommelgem, Belgium; Sao Paulo and Rio de Janeiro, Brazil; Stockholm, Sweden; Barcelona, Spain; Rome, Italy; Addison and Austin, Texas, USA; Santa Barbara, California, USA; London, England; Haar, Germany; Cavaillon, France; and Buenos Aires, Argentina, with leases expiring from 2025 to 2031.
ITEM 3. LEGAL PROCEEDINGS
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
Holders
There were 21 shareholders of record of our common shares as of February 27, 2025. Certain shares are held in “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
Sales of Unregistered Securities
None.
Dividends
We have not paid any cash dividends on our common shares since inception and do not anticipate paying cash dividends in the foreseeable future.
Purchases of Equity Securities by the Issuer or Affiliated Purchasers
There were no repurchases of shares of common shares made during the three months ended December 31, 2024.
Stock Performance Graph
The graph set forth below compares the cumulative total shareholder return on our common stock from December 31, 2019 through 2024, with the cumulative total return of (a) the NASDAQ Health Care Index and (b) the NASDAQ Composite Index, over the same period. This graph assumes an investment of $100 at the close of trading on December 31, 2019 in each of our common stock, the NASDAQ Health Care Index and the NASDAQ Composite Index and assumes the reinvestment of dividends, if any.
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

CUMULATIVE TOTAL RETURN SUMMARY

$300
$250
$200
$150
$100
$50
$0
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
ESTA
NASDAQ Composite
NASDAQ HealthCare

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
Overview
Our line of silicone gel-filled breast implants, branded as Motiva Implants, is the centerpiece of our medical technology platform. Our post-market surveillance data (which was not generated in connection with a United States Food and Drug Administration, or FDA, pre-market approval, or PMA, study collected at defined follow-ups, but was patient or practitioner reported) and published third-party registries and data indicate that Motiva Implants have low rates of adverse events (including rupture, capsular contracture, and safety related reoperations) that we believe compare favorably with those of our competitors. We believe the proprietary technologies that differentiate our Motiva Implants enable improved safety and aesthetic outcomes and drive our revenue growth. We have developed other complementary products and services, which are aimed at further enhancing patient outcomes.

We have devoted a majority of our resources since inception to developing our Motiva Implants, which we began selling in October 2010. We have incurred net losses in each year since inception, and we have financed our operations primarily through equity financings and debt financings.
In September 2024, we received FDA approval to sell Motiva Implants in the United States.
Financial Highlights
Our revenue for the years ended December 31, 2024 and 2023 was $166.0 million and $165.2 million, respectively, an increase of $0.8 million, or 0.5%. Net losses were $84.6 million for the year ended December 31, 2024 as compared to $78.5 million for the year ended December 31, 2023. As of December 31, 2024, we had an accumulated deficit of $444.7 million.
Our cash balance as of December 31, 2024 was $90.3 million.
Recent Developments
Regulatory and Operational Updates
In February 2025, we launched Preservé, a minimally invasive breast tissue-preserving technology for breast augmentation, revision augmentation and mastopexy augmentation. The initial commercial launch took place in Brazil, with additional launches planned in other countries throughout 2025.
In January 2025, we announced the retirement of Juan José Chacón-Quirós as CEO, effective March 1, 2025. Peter Caldini, our current President, will serve as Interim CEO effective the same day. Following his departure as Chief Executive Officer, Mr. Chacón-Quirós will continue as a member of the Board and as an advisor with the Company.
In October 2024, we completed and announced the results of the three-year 100-patient clinical study for Mia Femtech, our patented technology that can increase breast shape by 1 to 2 cups in a 15-minute procedure without the need for general anesthesia. The single-center, Institutional Review Board approved study began in December 2020 and involved the participation of fifteen board-certified plastic surgeons in multiple geographies. We currently offer Mia Femtech in multiple countries across the world with plastic surgeons fully certified to provide the Mia experience.
In September 2024, we received PMA approval from the FDA for our Motiva Implants. Beginning in October 2024, we began selling Motiva Implants for use in breast augmentation for patients in the United States.
In June 2024, we finalized the construction of our manufacturing and corporate offices in the Coyol Free Zone, or CFZ, in Costa Rica, which includes approximately 100,000 square feet of facility space intended to increase our manufacturing capacity by approximately 730,000 units per year. The facility has obtained necessary regulatory approvals to commence manufacturing. We incurred approximately $56.0 million in costs for this phase of the project over the time frame of 2020 to 2024. Additional phases of the project may be executed, at our option, to further expand manufacturing capacity at the new facility.
In January 2024, we announced the commercial launch of Motiva Implants in China and the completion of the first procedure with the Motiva Flora SmoothSilk Tissue Expander in the United States. These events followed our receipt of National Medical Products Administration, or NMPA, approval in China for Motiva Implants and our 510(k) clearance from the FDA for the Motiva Flora SmoothSilk Tissue Expander in the United States, both in November 2023.
Financing Activities
On November 7, 2024, we entered into a securities purchase agreement with a limited number of purchasers in connection with a registered direct offering of 765,696 common shares and pre-funded warrants to purchase up to 328,154 common shares. We also agreed to issue up to 76,569 additional common shares and additional pre-funded warrants to purchase up to 32,814 common shares for no additional consideration if the average closing price of our common shares on The Nasdaq Capital Market, or Nasdaq, during the period from January 1, 2025 to August 31, 2025 does not exceed the $45.71 price per common share sold in the offering. Our net proceeds from the offering, after deducting offering expenses, were approximately $49.7 million. See Note 8 “Shareholders’ Equity” for additional information.
Also on November 7, 2024, we entered into a Third Amendment to the Credit Agreement and Guaranty, dated April 26, 2022, or the Credit Agreement, that we entered into together with certain of our subsidiaries party thereto as guarantors, the lenders from time to time party thereto, or the Lenders, and Oaktree Fund Administration, LLC, as administrative agent for the Lenders, or the Administrative Agent. The Third Amendment extended the commitment termination date, with respect to the commitments applicable to the Tranche D Term Loans, from June 30, 2025 to December 31, 2025, and modified the milestones triggering the availability of the Tranche D Term Loans. The terms of the Tranche A Term Loans, Tranche B and Tranche C Term Loans were not modified. See Note 6 “Debt” for additional information.
In February 2024, we entered into a Second Amendment to the Credit Agreement, which provides for term loans in an aggregate principal amount of up to $225 million. The Second Amendment modified the access conditions, commitment termination dates and interest rates for the two remaining available tranches, Tranche C Term Loans and Tranche D Term Loans. See Note 6 “Debt” for additional information. The Tranche C Term Loan of $25 million was advanced in October 2024 at the Company’s election following the administrative agent’s receipt of evidence that the FDA’s approval of Motiva Implants for augmentation use in the United States had been issued, subject to the other terms and conditions of the Credit Agreement, as amended.
In January 2024, we entered into a securities purchase agreement with select institutional accredited investors pursuant to which we agreed to sell to the investors in a private placement 1,101,565 common shares and pre-funded warrants to purchase up to 898,435 common shares. The pre-funded warrants are exercisable immediately, at a price of $0.001 per share, until exercised in full. Net proceeds to us from the offering, after deducting offering expenses, were approximately $49.7 million. See Note 8 “Shareholders’ Equity” for additional information.
Components of Results of Operations
Revenue
We commenced sales of our Motiva Implants in October 2010 and these products have historically accounted for the majority of our revenues. Sales of our Motiva breast implants accounted for over 96% of our revenues for the year ended December 31, 2024, and we expect our revenues to continue to be driven primarily by sales of these products. We primarily derive revenue from sales of our Motiva Implants to two types of customers: (1) medical distributors and (2) direct sales to physicians, hospitals, and clinics.
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
Cost of Revenue and Gross Margin
Our implants are manufactured at our facilities in Costa Rica. Construction of our third facility in Costa Rica was completed in June 2024. Subsequently, the smallest manufacturing facility ceased production in August 2024. Cost of revenue is primarily the cost of silicone but also includes other raw materials, packaging, components, quality assurance, labor costs, as well as manufacturing and overhead expenses. Cost of revenue also includes depreciation expense for production equipment and amortization of certain intangible assets.
We calculate gross margin as revenue less cost of revenue for a given period divided by revenue. Our gross margin may fluctuate from period to period depending, in part, on the efficiency and utilization of our manufacturing facilities, fluctuations of foreign currency exchange rates, targeted pricing programs and sales volume based on geography, customer and product type.
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
We expect our R&D expenses to remain elevated for the foreseeable future as we continue to advance our products under development, as well as initiate and prepare for additional clinical studies. We received an approval of an IDE from the FDA in March 2018 to initiate a clinical trial and enrolled the first patient in April 2018. The IDE clinical trial is expected to cost between $30.0 million and $40.0 million over the duration of the clinical trial period of ten years. As of December 31, 2024, approximately $32.2 million has been spent on the trial to date. We also have other products under development for which we may be required to conduct clinical trials in future periods in order to receive regulatory approval to market these products.
Interest Expense
Interest expense consists primarily of cash and non-cash interest related to outstanding debt and amortization of debt discounts. As of December 31, 2024, we had $221.4 million in outstanding principal under our term loan, including interest accrued into the principal balance. See Note 6 “Debt” for additional information.
Other Expense, Net
Other expense, net primarily consists of foreign currency gains/losses and interest income. As of December 31, 2024, it also included $6.0 million of contract termination costs related to cancellation of certain contracts in the fourth quarter of fiscal 2024. See Note 2 “Summary of Significant Accounting Policies” for additional information.
Income Tax Expense
Income tax expense consists primarily of income taxes in foreign jurisdictions in which we conduct business. Due to its history of losses, Motiva USA LLC, our U.S. subsidiary, maintains a full valuation allowance for deferred tax assets including net operating loss carry-forwards, R&D tax credits, capitalized R&D and other book versus tax differences.
Business Update Regarding Macroeconomic Conditions
•2024 Results: Demand in fiscal 2024 improved in our Asian markets while Latin America, Brazil in particular, continues to suffer from weaker underlying demand for aesthetic and reconstructive plastic surgery compared to fiscal 2023. In September 2024, we received FDA approval to sell Motiva Implants in the United States and have seen strong demand from the plastic surgeon community and positive feedback. We were able to achieve higher selling prices in the United States which had a positive impact on gross margins the fourth quarter of 2024.
•Outlook: Demand for our products is dependent on the relative strength of the global and regional medical device markets, which are sensitive to general macroeconomic conditions. The current global macroeconomic environment remains complex, with elevated inflation and interest rates driving reductions in discretionary spending in the markets we operate. While several regions are showing strong performance, the demand remains inconsistent, with Latin America, especially Brazil, underperforming. We expect significant demand for our products as we further develop the U.S. market. Despite our continued emphasis on managing operating costs, our commercial and operational efforts have intensified post-FDA approval of Motiva Implants. Therefore, we expect an uptick in overall operating expenses in fiscal 2025 relative to fiscal 2024.

For additional information on the various risks and other uncertain macroeconomic conditions on our business, financial condition and results of operations, please see Part I, Item 1A. “Risk Factors” of this report.
Consolidated Results of Operations
The following table sets forth our results of operations for the years presented, in dollars:

	Year Ended December 31,
	2024	2023
	(in thousands)
Revenue	$166,025	$165,151
Cost of revenue	56,500	58,174
Gross profit	109,525	106,977
Operating expenses:
Sales, general and administrative	139,806	145,575
Research and development	19,706	26,428
Total operating expenses	159,512	172,003
Loss from operations	(49,987)	(65,026)
Interest expense	(20,829)	(15,393)
Other income (expense), net	(13,812)	1,836
Loss before income taxes	(84,628)	(78,583)
Benefit for income taxes	32	81
Net loss	$(84,596)	$(78,502)

Comparison of the Year Ended December 31, 2024 and 2023

	Year Ended December 31,
	2024	2023
	(in thousands)
Revenue	$166,025	$165,151
Cost of revenue	56,500	58,174
Gross profit	$109,525	$106,977
Gross margin	66.0%	64.8%

Revenue
Revenue increased $0.8 million, or 0.5%, to $166.0 million for the year ended December 31, 2024, as compared to $165.2 million for the year ended December 31, 2023. The increase was primarily due to a 43% revenue increase in the Asia Pacific region and higher revenue in North America after FDA approval of Motiva Implants in September 2024, partially offset by a 28% revenue decrease in Latin America compared to the same period in fiscal 2023. Revenue from our EMEA market remained relatively stable.
Cost of Revenue and Gross Margin
Cost of revenue decreased $1.7 million, or 2.9%, to $56.5 million for the year ended December 31, 2024, compared to $58.2 million for the year ended December 31, 2023. The decrease in cost of revenue is primarily due to improved manufacturing efficiencies achieved at the new facility and the closure of the smallest manufacturing location.

Gross margin increased to 66.0% for the year ended December 31, 2024, compared to 64.8% for the year ended December 31, 2023 driven by a lower cost of revenue, as noted above, along with the favorable margin impact from sales within the United States due to higher selling prices.
Operating Expenses

	Year Ended December 31,
	2024	2023
	(in thousands)
Operating expenses:
Sales, general and administrative	$139,806	$145,575
Research and development	19,706	26,428
Total operating expenses	$159,512	$172,003

Sales, General and Administrative Expense
SG&A expense decreased $5.8 million, or 4.0%, to $139.8 million for the year ended December 31, 2024, compared to $145.6 million for the year ended December 31, 2023. The decrease was primarily due to a $6.2 million decrease in in consulting fees, a $4.1 million decrease in sales and marketing expenses and a $3.6 million decrease in freight costs, partially offset by a $2.1 million increase in depreciation and amortization costs, a $1.5 million increase in personnel and related costs, a $1.3 million increase in insurance expenses, and a $1.1 million increase in software implementation costs.
Research and Development Expense
R&D expense decreased $6.7 million, or 25.4%, to $19.7 million for the year ended December 31, 2024, compared to $26.4 million for the year ended December 31, 2023. The decrease in R&D expense was primarily due to a $6.0 million decrease in personnel cost and a $1.0 million decrease in expenditures related to our IDE clinical trial in the United States, partially offset by a $0.2 million increase in regulatory affairs costs.
Interest Expense
Interest expense increased $5.4 million, or 35.1%, to $20.8 million for the year ended December 31, 2024, as compared to $15.4 million for the year ended December 31, 2023. The increase was primarily due to an increase in debt principal.
Benefit for Income Taxes
Benefit for income taxes for the year ended December 31, 2024 of $32.0 thousand stayed comparable to the tax benefit of $81.0 thousand for the year ended December 31, 2023.
Other Income (Expense), Net
Other income (expense), net, decreased $15.6 million to an expense of $13.8 million for the year ended December 31, 2024, compared to an income of $1.8 million for the year ended December 31, 2023. The decrease was primarily due to $6.0 million in contract termination costs incurred in the fourth quarter of fiscal 2024 and to the foreign currency fluctuations of the Brazilian real and the euro as compared to the U.S. dollar, resulting in a foreign currency transaction loss of $8.8 million, for the year ended December 31, 2024, compared to a gain of $1.8 million for the year ended December 31, 2023. Interest income amounted to $1.5 million or the year ended December 31, 2024, as compared to $1.0 million for the year ended December 31, 2023.
Comparison of the Year Ended December 31, 2023 and 2022
The discussion related to our results of operations and changes in financial condition for 2023 compared to 2022 is incorporated by reference to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 4, 2024.

Liquidity and Capital Resources
As of December 31, 2024, we had an accumulated deficit of $444.7 million. Since our inception, we have generated losses and expect to continue to generate losses in the near term. We have financed our operations through a combination of equity financings and debt financings, and from cash generated from operations, primarily from the collection of accounts receivable resulting from sales. Our historical cash outflows have primarily been associated with cash used for operating activities such as expansion of our sales and marketing and distributor infrastructure, investing in inventory, R&D activities, asset acquisitions, capital improvements, including our new manufacturing facility and other working capital needs. As of December 31, 2024 and 2023, we had cash of $90.3 million and $40.0 million, respectively.
As described above under “Recent Developments - Financing Activities,” in February 2024 and November 2024, we entered into amendments to the Credit Agreement, which, among other changes, extended the termination date for commitments for Tranche C and Tranche D Term Loans and modified the milestones triggering the availability of those loans. The Tranche C Term Loan of $25 million was advanced in October 2024. See Note 6 “Debt” for additional information regarding the Credit Agreement.
During 2024, we also engaged in capital markets financing activities. These included a registered direct offering of common shares and pre-funded warrants to purchase common shares that we completed in November 2024 resulting in net proceeds to us, after deducting offering expenses, of approximately $49.7 million, and a private offering of our common shares and pre-funded warrants to purchase our common shares that we completed in January 2024 resulting in net proceeds to us, after deducting offering expenses, of approximately $49.7 million. In 2023, we completed an underwritten public offering of common shares, resulting in net proceeds to us after deducting underwriting discounts and offering expenses of approximately $84.6 million. See Note 8 “Shareholders’ Equity” for additional information.
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
Our future capital requirements will depend on many factors, including:
•the degree and rate of market adoption of our products;
•the cost and timing of our regulatory activities;
•the emergence of new competing technologies and products;
•the costs of R&D activities we undertake to develop and expand our products;
•the costs of commercialization activities, including sales, marketing and manufacturing;
•the level of working capital required to support our growth; and
•our need for additional personnel, information technology or other operating infrastructure to support our growth and operations as a public company.
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

Cash Flows
The discussion related to our cash flows for 2023 is incorporated by reference to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 4, 2024.
The following table sets forth the primary sources and uses of cash for each of the years presented below:

	Year Ended December 31,
	2024	2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$(58,516)	$(88,513)
Investing activities	(15,611)	(24,547)
Financing activities	125,895	86,227
Effect of exchange rate changes on cash	(1,456)	513
Net (decrease) increase in cash	$50,312	$(26,320)

Net Cash Used in Operating Activities
Net cash used in operating activities of $58.5 million for the year ended December 31, 2024 was primarily comprised of a net loss of $84.6 million, changes in operating assets and liabilities of $15.5 million, a $2.2 million change in provision for deferred income taxes and $0.6 million of interest capitalized for construction in progress, partially offset by $14.4 million of share-based compensation expense, $6.8 million of non-cash depreciation and amortization expense, $6.4 million of non-cash interest expense due to accretion of debt discounts, $6.0 million of non-cash loss on contract termination, $5.3 million of unrealized foreign currency loss, a $1.8 million change in provision for inventory obsolescence, a $1.7 million change in allowance for doubtful accounts, $1.0 million of stock compensation in lieu of cash fees and $0.7 million of non-cash amortization expense of right-to-use assets.
Net cash used in operating activities of $88.5 million for the year ended December 31, 2023 was primarily comprised of a net loss of $78.5 million, changes in operating assets and liabilities of $34.1 million, $4.2 million of unrealized foreign currency gain and $3.6 million of interest capitalized for construction in progress, partially offset by $14.4 million of share-based compensation expense, $13.3 million of non-cash interest expense due to accretion of debt discounts, $4.2 million of non-cash depreciation and amortization expense, a $1.4 million change in provision for inventory obsolescence, a $1.2 million change in allowance for doubtful accounts and $0.7 million of non-cash amortization expense of right-to-use assets.
Net Cash Used in Investing Activities
Net cash used in investing activities of $15.6 million for the year ended December 31, 2024 primarily consisted of $7.0 million in purchases of intangibles, $6.1 million in purchases of property and equipment related to the new manufacturing facility and $2.4 million of cash paid for capital expenditures on construction in progress related to our new manufacturing facility in the Coyol Free Zone in Costa Rica
Net cash used in investing activities of $24.5 million for the year ended December 31, 2023 primarily consisted of $15.3 million of cash paid for capital expenditures on construction in progress related to our new manufacturing facility in the Coyol Free Zone in Costa Rica, $7.9 million in purchases of property and equipment related to the new manufacturing facility and $1.3 million in purchases of intangibles.
Net Cash Provided by Financing Activities
Net cash provided by financing activities of $125.9 million for the year ended December 31, 2024 primarily consisted of $99.5 million of proceeds received for the issuance of common shares, net of underwriters’ discount and issuance costs, from our public offering in April 2023, $24.5 million of borrowings under the Tranche C Term Loan of the Credit Agreement and $2.5 million in proceeds received for stock option exercises, partially offset by $0.5 million paid to satisfy tax withholding obligations upon the vesting of restricted stock.

Net cash provided by financing activities of $86.2 million for the year ended December 31, 2023 primarily consisted of $84.5 million of proceeds received for the issuance of common shares, net of underwriters’ discount and issuance costs, from our public offering in April 2023 and $2.2 million in proceeds received for stock option exercises, partially offset by $0.5 million paid to satisfy tax withholding obligations upon the vesting of restricted stock.
Material Cash Requirements
The following table provides a summary of our material cash requirements from known contractual and other obligations, including commitments for capital expenditures, as of December 31, 2024:

	2025	2026	2027	2028	2029	Thereafter	Total
	(in thousands)
Debt obligations - principal (1)	$—	$—	$221,367	$—	$—	$—	$221,367
Debt obligations - Interest payments (1)	20,453	20,453	6,500	—	—	—	47,406
Future minimum lease payments (2)	2,024	1,923	1,653	836	432	99	6,967
License and software commitments (3)	1,853	1,479	1,031	601	—	—	4,964
Short-term borrowing (4)	1,722	—	—	—	—	—	1,722
Total material cash requirements	$26,052	$23,855	$230,551	$1,437	$432	$99	$282,426

(1) Contractual obligations related to the Credit Agreement. See below under “Indebtedness” and Note 6 “Debt” for additional details.
(2) Contractual obligations related to the minimum lease payments and interest on our operating leases. See Note 7 “Leases” for additional details.
(3) Contractual obligations related to our current contracts for software solutions and support.
(4) Contractual obligations related to a short-term loan for our business insurance premiums.
Indebtedness
On April 26, 2022, or the Closing Date, we entered into the new Credit Agreement, pursuant to which the lenders agreed to make term loans in an aggregate principal amount of up to $225 million, which we collectively refer to as the Term Loans, with the first tranche of $150 million advanced on the Closing Date. Part of the first tranche was used to repay the outstanding principal and interest under our previous credit agreement with Madryn Health Partners, LP in full, including the early repayment penalty of $6.5 million. In December 2022, $25 million was advanced under the second tranche. In October 2024, $25 million was advanced under the third tranche. The Term Loans will mature on the 5-year anniversary of the Closing Date and accrue interest at a rate equal to 9% per annum for the first two tranches and 10% for the third and fourth tranches. As of December 31, 2024, $221.4 million was outstanding under the Credit Agreement representing the initial principal of $150 million for the Tranche A Term Loan, $25 million for the Tranche B Term Loan, $25 million for the Tranche C Term Loan and $17.6 million of interest accrued into the principal balance. See Note 6 “Debt” for additional information.
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
We recognize revenue related to the sales of products to distributors at the time of shipment of the product, which represents the point in time when the distributor has taken ownership and assumed the risk of loss and the required revenue recognition criteria are satisfied. Our distributors are obligated to pay within specified terms regardless of when, or if, they sell the products. Our contracts with distributors typically do not contain right of return or price protection and have no post-delivery obligations.
We recognize revenue when title to the product and risk of loss transfer to customers, provided there are no remaining performance obligations required of us or any written matters requiring customer acceptance. We allow for the return of product from direct customers in certain regions in limited instances within fifteen days after the original sale and records estimated sales returns as a reduction of sales in the same period revenue is recognized. Appropriate reserves are established for anticipated sales returns based on historical experience, recent gross sales and any notification of pending returns. Actual sales returns in any future period are inherently uncertain and thus may differ from the estimates. If actual sales returns differ significantly from the estimates, an adjustment to revenue in the current or subsequent period is recorded. As of December 31, 2024 and 2023, an allowance of $0.4 million and $0.3 million was recorded for product returns, respectively. Taxes collected from customers for remittance to governmental authorities are excluded from net sales.
A portion of the our revenue is generated from the sale of consigned inventory maintained at physician, hospital, and clinic locations. For these products, revenue is recognized at the time we are notified by the consignee that the product has been implanted, not when the consigned products are delivered to the consignee’s warehouse.
We have a limited warranty for the shelf life of breast implants, which is five years from the time of manufacture. Estimated warranty obligations are recorded at the time of sale. We also offer a warranty to patients in the event of rupture and a replacement program for capsular contracture events, provided certain registration requirements are met. Revenue for extended warranties is recognized ratably over the term of the agreement. To date, these warranty and program costs have been de minimis. We will continue to evaluate the warranty reserve policies for adequacy considering claims history.
Deferred revenue primarily consists of payments received in advance of meeting revenue recognition criteria. We have received payments from distributors to provide distribution exclusivity within a geographic area and recognizes deferred revenue on a ratable basis over the term of such contractual distribution relationship. Additionally, we have received payments from customers in direct markets prior to surgical implantation and recognizes deferred revenue at the time we are notified by the customer that the product has been implanted. For all arrangements, any revenue that has been deferred and is expected to be recognized beyond one year is classified as long-term deferred revenue and included in “Other liabilities, long-term” on the consolidated balance sheets (see Note 3 “Balance Sheet Accounts”).
Research and Development
Costs related to research and development, or R&D, activities are expensed as incurred. R&D costs primarily include personnel costs, materials, clinical expenses, regulatory expenses, product development, consulting services, and outside research activities, all of which are directly related to research and development activities.
We estimate IDE clinical trial expenses based on the services performed, pursuant to contracts with research institutions and clinical research organizations that conduct and manage clinical trials on its behalf. In accruing service fees, we estimate the time period over which services will be performed and the level of patient enrollment and activity expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we will adjust the accrual accordingly.
Accounts Receivable and Allowance for Credit Losses
Accounts receivable is stated at invoice value less estimated allowances for returns and credit losses. We continually monitor customer payments and maintains an allowance for estimated losses resulting from customers’ inability to make required payments. In evaluating our ability to collect outstanding receivable balances, we consider various factors including the age of the balance, the creditworthiness of the customer, which is assessed based on ongoing credit evaluations and payment history, and the customer’s current financial condition. In cases where there are circumstances that may impair a specific customer’s ability to meet its financial obligations, an allowance is recorded against amounts due, which reduces the net recognized receivable to the amount reasonably believed to be collectible.
Inventory and Cost of Revenue
Inventory is stated at the lower of cost to purchase or manufacture the inventory or the net realizable value of such inventory. Cost is determined using the standard cost method which approximates actual costs using the first-in, first-out basis. We regularly reviews inventory quantities considering actual losses, projected future demand, and remaining shelf life to record a provision for excess and slow-moving inventory. Provision for inventory obsolescence of $4.2 million and $3.9 million has been recorded as of December 31, 2024 and 2023, respectively.
Long-Lived Assets
We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. There were no impairment charges, or changes in estimated useful lives recorded during the years ended December 31, 2024 and 2023.
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
There were no material uncertain tax positions as of December 31, 2024 and 2023.
Foreign Currency
The financial statements of our foreign subsidiaries whose functional currencies are the local currencies are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, shareholders’ equity at the historical rates of exchange, and income and expense amounts at the average exchange rate for the period. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in “Accumulated other comprehensive income” as equity in the consolidated balance sheet. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses resulting from foreign currency transactions are included within “Other income (expense), net” in the consolidated statement of operations. For the year ended December 31, 2024, foreign currency transaction loss amounted to $8.8 million as compared to a foreign currency transaction gain of $1.8 million for the year ended December 31, 2023.
Share-Based Compensation
We measures and recognizes compensation expense for all share-based awards in accordance with the provisions of ASC 718, Stock Compensation. Share-based awards granted include stock options, restricted stock units, or RSUs, and restricted stock awards, or RSAs. Share-based compensation expense for stock options and RSAs granted to employees is measured at the grant date based on the fair value of the awards and is recognized as an expense ratably on a straight-line basis over the requisite service period. The fair value of options to purchase shares granted to employees is estimated on the grant date using the Black-Scholes option valuation model.
The calculation of share-based compensation expense requires us to make assumptions and judgments about the variables used in the Black-Scholes model, including the expected term, expected volatility of the underlying common shares, risk-free interest rate and dividends.
See Note 10 “Share-Based Compensation” for additional information.
Recent Accounting Pronouncements
Please refer to Note 2 “Summary of Significant Accounting Policies” in the notes to the consolidated financial statements included in this Form 10-K for information on recent accounting pronouncements and the expected impact on our unaudited consolidated financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We had cash of $90.3 million and $40.0 million as of December 31, 2024 and 2023, respectively. We manage our cash portfolio for operating and working capital purposes. Our cash balances are held in bank checking accounts, and we believe that we do not have any material exposure to changes in the fair value of our cash portfolio as a result of changes in interest rates.
Foreign Currency Exchange Risk
To date, the majority of our revenue has been denominated in U.S. dollars, Brazilian reals and euros. Some of our operating expenses are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro and Brazilian real. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations. For the year ended December 31, 2024, foreign currency transaction loss amounted to $8.8 million primarily related to the remeasurement of transactions denominated in the U.S. dollar into the Brazilian real and the euro as part of the financial reporting consolidation process under GAAP. We have not engaged in any foreign currency hedging activities. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in foreign currency exchange rates. During the year ended December 31, 2024, the effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts as of December 31, 2024 would have had an impact of approximately 2.4% on revenues and would have impacted our net loss by a commensurate amount.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2024, the end of the period covered by this Annual Report on Form 10-K, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report at the reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 using the criteria established in “Internal Control—Integrated Framework” (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on that assessment, our management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.
Our management has excluded Motiva Benelux BV, a wholly-owned subsidiary of the Company, from its assessment of internal control over financial reporting as of December 31, 2024 because this entity was acquired by the Company in a business combinations in the fourth quarter of 2024.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Attestation Report of the Independent Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Marcum LLP, an independent registered public accounting firm, as stated in their report which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders and Board of Directors of
Establishment Labs Holdings Inc.

Opinion on Internal Control over Financial Reporting
We have audited Establishment Labs Holdings Inc.'s (the “Company”) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2024 and 2023 and the related consolidated statements of operations, comprehensive loss, shareholders’ (deficit) equity, and cash flows and the related notes for each of the three years in the period ended December 31, 2024 of the Company, and our report dated February 28, 2025 expressed an unqualified opinion on those financial statements.
Explanatory Paragraph – Excluded Subsidiary
As described in Management Annual Report on Internal Control over Financial Reporting, management has excluded its wholly-owned subsidiary, Motiva Benelux BV, from its assessment of internal control over financial reporting as of December 31, 2024 because this entity was acquired by the Company in purchase business combinations during 2024. We have also excluded Motiva Benelux BV from our audit of internal control over financial reporting. This subsidiary’s combined total assets and total revenues represent approximately 2.0% and 1.0%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

/s/ Marcum LLP

Marcum LLP
Los Angeles, California
February 28, 2025

ITEM 9B. OTHER INFORMATION
Insider Trading Arrangements
During the three months ended December 31, 2024, no director or Section 16 officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense condition of Rule 10b5-1(c) of the Exchange Act or any "non-Rule 10b5-1 trading arrangement" (as defined in the Exchange Act).
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
The remaining information required by this Item is incorporated by reference from the information in our Proxy Statement for our 2025 Annual Meeting of Shareholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference from the information in our Proxy Statement for our 2025 Annual Meeting of Shareholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference from the information in our Proxy Statement for our 2025 Annual Meeting of Shareholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference from the information in our Proxy Statement for our 2025 Annual Meeting of Shareholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated by reference from the information in our Proxy Statement for our 2025 Annual Meeting of Shareholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
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
3. Index to Exhibits.

Exhibit Number	Description of Exhibit	Incorporation by Reference
3.1	Memorandum and Articles of Association of the Registrant	Incorporated by reference from Registrant’s Current Report on Form 8-K filed May 31, 2023.
4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Incorporated by reference from Registrant’s Annual Report on Form 10-K filed March 16, 2019.
4.2	Form of Pre-Funded Warrant to Purchase Common Shares (January 2024)	Incorporated by reference from Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed January 9, 2024
4.3	Form of Pre-Funded Warrant to Purchase Common Shares (November 2024)	Incorporated by reference from Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on November 12, 2024
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	Incorporated by reference from Registrant’s Current Report on Form 8-K filed December 10, 2021.
10.2+	2015 Equity Incentive Plan, as adopted December 10, 2015, and the forms of equity agreements thereunder.	Incorporated by reference from Registrant’s Form S-1 filed June 21, 2018.
10.3+	2018 Equity Incentive Plan and the forms of equity agreements thereunder.	Incorporated by reference from Registrant’s Form S-1/A filed July 9, 2018.
10.4+	2018 Employee Share Purchase Plan.	Incorporated by reference from Registrant’s Form S-1/A filed July 9, 2018.
10.5‡	Master Supply Agreement, effective as of May 13, 2022, by and between Establishment Labs S. A. and NuSil Technology LLC	Incorporated by reference from Registrant’s Current Report on Form 8-K filed June 6, 2022.
10.6	Design, Architecture & Engineering, and Build-Out Construction Management Agreement by and between ELSA and Zona Franca Coyol, S.A., dated February 11, 2016.	Incorporated by reference from Registrant’s Form S-1/A filed July 13, 2018.
10.7	Lease Agreement by and between Establishment Labs, S.A. and Zona Franca Coyol, S.A., dated November 1, 2009, as amended on October 22, 2010, September 24, 2012 and August 7, 2015.	Incorporated by reference from Registrant’s Form S-1/A filed July 13, 2018.
10.8+	Employment Agreement between the Registrant and Juan José Chacón-Quirós dated effective as of December 26, 2018.	Incorporated by reference from Registrant’s Current Report on Form 8-K filed December 28, 2018.
10.9+	Employment Agreement by and between Registrant and Samuel Ross Mansbach, dated August 22, 2022	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022.
10.10+	Employment Agreement between the Registrant and Fillipo "Peter" Caldini dated effective as of August 20, 2024	Incorporated by reference from Registrant’s Current Report on Form 8-K filed August 28, 2024.
10.11	Deed by and between Establishment Labs, S.A. and Zona Franca El Coyol, S.A., dated as of June 25, 2019.	Incorporated by reference from Registrant’s Current Report on Form 8-K filed June 26, 2019.
10.12
Credit Agreement and Guaranty, dated as of April 26, 2022, by and among Establishment Labs Holdings Inc., its subsidiaries party thereto as guarantors, the lenders from time to time party thereto, and Oaktree Fund Administration, LLC, as administrative agent for the lenders.
Incorporated by reference from Registrant’s Current Report on Form 8-K filed April 28, 2022.
10.13
First Amendment to Credit Agreement, dated as of January 12, 2023, by and among Establishment Labs Holdings Inc., its subsidiaries party thereto as guarantors, the lenders from time to time party thereto, and Oaktree Fund Administration, LLC, as administrative agent for the lenders.
Incorporated by reference from Registrant’s Annual Report on Form 10-K for the annual period December 31, 2023.

Exhibit Number	Description of Exhibit	Incorporation by Reference
10.14
Second Amendment to Credit Agreement, dated as of February 21, 2024, by and among Establishment Labs Holdings Inc., its subsidiaries party thereto as guarantors, the lenders from time to time party thereto, and Oaktree Fund Administration, LLC, as administrative agent for the lenders.
Incorporated by reference from Registrant’s Current Report on Form 8-K filed February 22, 2024.
10.15
Third Amendment to Credit Agreement, dated as of November 7, 2024, by and among Establishment Labs Holdings Inc., its subsidiaries party thereto as guarantors, the lenders from time to time party thereto, and Oaktree Fund Administration, LLC, as administrative agent for the lenders.
Incorporated by reference from Registrant’s Current Report on Form 8-K filed November 12, 2024.
10.16
U.S. Security Agreement, dated as of April 26, 2022, by Establishment Labs Holdings Inc, each other grantor from time to time party thereto, and Oaktree Fund Administration, LLC, as administrative agent for the lenders.
Incorporated by reference from Registrant’s Current Report on Form 8-K filed April 28, 2022.
10.17	Form of Share Option Agreement (US) under the 2018 Equity Incentive Plan	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022.
10.18+	Form of Share Option Agreement (International) under the 2018 Equity Incentive Plan	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022.
10.19+	Form of Restricted Share Unit Award Agreement (US) under the 2018 Equity Incentive Plan	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022.
10.20+	Form of Restricted Share Unit Award Agreement (International) under the 2018 Equity Incentive Plan	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022.
10.21	Securities Purchase Agreement, dated January 9, 2024, by and among Establishment Labs Holdings Inc. and purchasers named therein.	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed January 9, 2024
10.22	Registration Rights Agreement, dated January 9, 2024, by and among Establishment Labs Holdings Inc. and purchasers named therein.	Incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed January 9, 2024
10.23	Securities Purchase Agreement, dated November 7, 2024, by and among Establishment Labs Holdings Inc. and purchasers named therein.	Incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on November 12, 2024.
19.1	Insider Trading Policy	Filed herewith.
21.1	List of Subsidiaries of the Registrant.	Filed herewith.
23.1	Consent of Marcum LLP, Independent Registered Public Accounting Firm.	Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
97.1	Policy Regarding the Recoupment of Certain Compensation Payments	Incorporated by reference from Registrant’s Annual Report on Form 10-K filed March 4, 2024.

Exhibit Number	Description of Exhibit	Incorporation by Reference
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

‘+ Indicates management contract or compensatory plan or arrangement.
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

ITEM 16. FORM 10-K SUMMARY
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Establishment Labs Holdings Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Establishment Labs Holdings Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, shareholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and 2023 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2024, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated February 28, 2025, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

Los Angeles, California
February 28, 2025

ESTABLISHMENT LABS HOLDINGS INC.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$90,347	$40,035
Accounts receivable, net of allowance for doubtful accounts of $3,088 and $1,841 at December 31, 2024 and 2023, respectively	65,002	46,918
Inventory, net	78,766	79,471
Prepaid expenses and other current assets	8,922	8,477
Total current assets	243,037	174,901
Long-term assets:
Property and equipment, net of accumulated depreciation	78,028	77,205
Goodwill	1,209	465
Intangible assets, net of accumulated amortization	11,683	7,987
Right-of-use operating lease assets, net	5,561	3,381
Other non-current assets	7,313	4,702
Total assets	$346,831	$268,641
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$44,760	$41,624
Accrued liabilities	16,536	13,690
Other liabilities, short-term	6,982	1,836
Total current liabilities	68,278	57,150
Long-term liabilities:
Note payable, Oaktree, net of debt discount and issuance costs	219,577	188,739
Operating lease liabilities, non-current	4,203	2,712
Other liabilities, long-term	1,678	1,645
Total liabilities	293,736	250,246
Commitments and contingencies (Note 16)
Shareholders’ equity:
Common shares – zero par value, unlimited amount of shares authorized at December 31, 2024 and 2023; 29,195,439 and 26,495,250 shares issued at December 31, 2024 and 2023, respectively; 28,787,369 and 26,087,180 shares outstanding at December 31, 2024 and 2023, respectively	420,364	315,634
Additional paid-in-capital	76,992	63,748
Treasury shares, at cost, 408,070 shares held at December 31, 2024 and 2023	(2,854)	(2,854)
Accumulated deficit	(444,692)	(360,096)
Accumulated other comprehensive income	3,285	1,963
Total shareholders’ equity	53,095	18,395
Total liabilities and shareholders’ equity	$346,831	$268,641

The accompanying notes are an integral part of these consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Revenue	$166,025	$165,151	$161,700
Cost of revenue	56,500	58,174	55,105
Gross profit	109,525	106,977	106,595
Operating expenses:
Sales, general and administrative	139,806	145,575	125,984
Research and development	19,706	26,428	20,269
Total operating expenses	159,512	172,003	146,253
Loss from operations	(49,987)	(65,026)	(39,658)
Interest income	1,477	1,020	87
Interest expense	(20,829)	(15,393)	(11,760)
Change in fair value of derivative instruments	—	—	703
Loss on extinguishment of debt	—	—	(19,019)
Other income (expense), net	(15,289)	816	(3,177)
Loss before income taxes	(84,628)	(78,583)	(72,824)
Benefit (provision) for income taxes	32	81	(2,385)
Net loss	$(84,596)	$(78,502)	$(75,209)

Basic and diluted net loss per share	$(3.00)	$(3.07)	$(3.08)
Weighted average outstanding shares used for basic and diluted net loss per share	28,161,761	25,600,029	24,457,793

The accompanying notes are an integral part of these consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Net loss	$(84,596)	$(78,502)	$(75,209)
Other comprehensive income:
Foreign currency translation gain (loss)	1,322	(752)	(942)
Other comprehensive income (loss)	1,322	(752)	(942)
Comprehensive loss	$(83,274)	$(79,254)	$(76,151)

The accompanying notes are an integral part of these consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Consolidated Statements of Shareholders’ (Deficit) Equity
(In thousands, except share data)

	Common Shares		Treasury Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2022	24,488,335	$219,737	(408,070)	$(2,854)	$36,584	$(206,385)	$3,657	$50,739
Warrant exercises	4,703	5	—	—	(5)	—	—	—
Stock option exercises	301,412	3,873	—	—	—	—	—	3,873
Share-based compensation	21,537	22	—	—	13,336	—	—	13,358
Shares withheld to cover income tax obligation upon vesting of restricted stock	(79)	—	—	—	(4)	—	—	(4)
Foreign currency translation gain (loss)	—	—	—	—	—	—	(942)	(942)
Net loss	—	—	—	—	—	(75,209)	—	(75,209)
Balance at December 31, 2022	24,815,908	223,637	(408,070)	(2,854)	49,911	(281,594)	2,715	(8,185)
Issuance of common shares, net of underwriters’ discount and issuance costs	1,265,000	84,538	—	—	—	—	—	84,538
Issuance of common shares in lieu of cash compensation	23,041	745	—	—	—	—	—	745
Stock option exercises	349,967	6,673	—	—	—	—	—	6,673
Share-based compensation	49,351	49	—	—	14,313	—	—	14,362
Shares withheld to cover income tax obligation upon vesting of restricted stock	(8,017)	(8)	—	—	(476)	—	—	(484)
Foreign currency translation gain (loss)	—	—	—	—	—	—	(752)	(752)
Net loss	—	—	—	—	—	(78,502)	—	(78,502)
Balance at December 31, 2023	26,495,250	315,634	(408,070)	(2,854)	63,748	(360,096)	1,963	18,395
Issuance of common shares, net of underwriters’ discount and issuance costs	1,867,261	99,484	—	—	—	—	—	99,484
Issuance of common shares in lieu of cash compensation	48,167	2,142	—	—	—	—	—	2,142
Warrant exercises	599,991	600	—	—	(600)	—	—	—
Stock option exercises	134,226	2,454	—	—	—	—	—	2,454
Share-based compensation	61,382	61	—	—	14,343	—	—	14,404
Shares withheld to cover income tax obligation upon vesting of restricted stock	(10,838)	(11)	—	—	(499)	—	—	(510)
Foreign currency translation gain (loss)	—	—	—	—	—	—	1,322	1,322
Net loss	—	—	—	—	—	(84,596)	—	(84,596)
Balance at December 31, 2024	29,195,439	$420,364	(408,070)	$(2,854)	$76,992	$(444,692)	$3,285	$53,095

The accompanying notes are an integral part of these consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(84,596)	$(78,502)	$(75,209)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,834	4,166	3,870
Provision for doubtful accounts	1,722	1,223	111
Provision for inventory obsolescence	1,805	1,392	1,577
Change in reserve for PP&E impairment	—	(341)	341
Provision for deferred income taxes	(2,178)	(3,706)	86
Share-based compensation	14,404	14,362	13,358
Loss from disposal of property and equipment	163	280	229
Unrealized foreign currency (gain)/loss, net	5,302	(4,181)	1,732
Loss on extinguishment of debt	—	—	19,019
Amortization of right-to-use asset	743	717	469
Gain from write-off of liability	—	—	(1,866)
Change in fair value of derivative instruments	—	—	(703)
Non-cash loss on contract termination	6,004	—	—
Stock compensation in lieu of cash fees	964	495	—
Interest capitalized for construction in progress	(555)	(3,567)	(1,762)
Non-cash interest expense and amortization of debt discount	6,371	13,278	8,124
Changes in operating assets and liabilities:
Accounts receivable	(26,278)	(11,557)	(12,333)
Inventory	(471)	(42,230)	(10,900)
Prepaid expenses and other current assets	86	2,637	(4,489)
Other assets	(483)	318	(750)
Accounts payable	6,671	18,957	4,376
Accrued liabilities	4,395	(1,662)	2,815
Operating lease liabilities	(646)	(689)	(378)
Other liabilities	1,227	97	117
Net cash used in operating activities	(58,516)	(88,513)	(52,166)
Cash flows from investing activities:
Purchases of property and equipment	(6,114)	(7,908)	(2,851)
Cash used in business acquisitions, net of cash acquired	(50)	—	—
Cash used in asset acquisitions	—	—	(525)
Cost incurred for intangible assets	(7,033)	(1,328)	(1,491)
Capital expenditures on construction in progress	(2,414)	(15,311)	(29,924)
Net cash used in investing activities	(15,611)	(24,547)	(34,791)
Cash flows from financing activities:
Issuance of common stock, net of underwriters’ discount and issuance costs	99,484	84,538	—
Borrowings under Oaktree credit agreement, net of debt discount and issuance costs	24,467	—	168,093
The accompanying notes are an integral part of these consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Repayment of Madryn debt agreement	—	—	(71,681)
Repayments on finance leases	—	—	(26)
Proceeds from stock option exercises	2,454	2,173	3,873
Tax payments related to shares withheld upon vesting of restricted stock	(510)	(484)	(4)
Net cash provided by financing activities	125,895	86,227	100,255
Effect of exchange rate changes on cash and cash equivalents	(1,456)	513	(358)
Net (decrease)/increase in cash and cash equivalents	50,312	(26,320)	12,940
Cash at beginning of period	40,035	66,355	53,415
Cash and cash equivalents at end of period	$90,347	$40,035	$66,355

Supplemental disclosures:
Cash paid for interest	$9,806	$5,689	$5,363
Cash paid for income taxes	$1,735	$2,165	$2,125

Supplemental disclosures of non-cash investing and financing activities:
Unpaid balance for property and equipment	$240	$2,847	$1,129
Unpaid balance for intangible assets	$592	$2,907	$—
Equity consideration in an asset acquisition	$—	$250	$—
Equity consideration in a business acquisition	$1,177	$—	$—
Contingent consideration payable related to a business acquisition	$973	$—	$—
Consideration payable related to a business acquisition	$3,262	$—	$—
Cashless option exercises	$—	$4,500	$—
Cashless warrant exercises	$600	$—	$—
Cash payable to settle contract termination	$214	$—	$—
Liability to issue shares to settle contract termination	$1,320	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023 and 2022

1.    Formation and Business of the Company
Formation and Business of the Company
Establishment Labs Holdings Inc. along with its wholly owned subsidiaries, or the Company, is a global company that manufactures and markets innovative medical devices for aesthetic and reconstructive plastic surgery. The Company was established in the British Virgin Islands on October 9, 2013, at which time Establishment Labs, S.A., the Costa Rican manufacturing company, was reincorporated as a wholly-owned subsidiary. As of December 31, 2024, the Company also has wholly-owned subsidiaries in the United States (JAMM Technologies, Inc. and Motiva USA LLC), Brazil (Establishment Labs Produtos para Saude Ltda), Belgium (European Distribution Center Motiva BV and Motiva Benelux BV), Netherlands (Motiva NL BV), France (Motiva Implants France SAS), Sweden (Motiva Nordica AB), Switzerland (JEN-Vault AG), the United Kingdom (Motiva Implants UK Limited), Italy (Motiva Italy S.R.L), Spain (Motiva Implants Spain, S.L.), Austria (Motiva Austria GmbH), Germany (Motiva Germany GmbH) and Argentina (Motiva Argentina S.R.L). Substantially all of the Company’s revenues are derived from the sale of silicone gel-filled breast implants, branded as Motiva Implants.
The main manufacturing activities are conducted at two manufacturing facilities in Costa Rica. In 2024, the Company completed construction of its newest facility. In 2010, the Company began operating under the Costa Rica free zone regime (Régimen de Zona Franca), which provides for reduced income tax and other tax obligations pursuant to an agreement with the Costa Rican authorities.
The Company’s products are approved for sale in Europe, the Middle East, Latin America, Asia and the United States. The Company sells its products internationally through a combination of distributors and direct sales to customers. In September 2024, the Company received PMA approval from the FDA for its Motiva Implants. Beginning in October 2024, the Company began selling Motiva Implants for use in breast augmentation for patients in the United States.
2.    Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and the applicable rules and regulations of the Securities and Exchange Commission, or SEC.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023 and 2022
The consolidated financial statements include the Company’s accounts and those of its wholly owned subsidiaries as of December 31, 2024 as follows:

Subsidiary	Incorporation/Acquisition Date
Establishment Labs, S.A. (Costa Rica)	January 18, 2004
Motiva USA, LLC (USA)	February 20, 2014
JAMM Technologies, Inc. (USA)	October 27, 2015
Establishment Labs Produtos par Saude Ltda (Brazil)	January 4, 2016
European Distribution Center Motiva BV (Belgium)	March 4, 2016
Motiva Implants France SAS (France)	September 12, 2016
JEN-Vault AG (Switzerland)	November 22, 2016
Motiva Nordica AB (Sweden)	November 2, 2017
Motiva Implants UK Limited (the United Kingdom)	July 31, 2018
Motiva Italy S.R.L (Italy)	July 31, 2018
Motiva Implants Spain, S.L. (Spain)	January 3, 2019
Motiva Austria GmbH (Austria)	January 14, 2019
Motiva Germany GmbH (Germany)	August 1, 2019
Motiva Argentina S.R.L. (Argentina)	February 7, 2020
Motiva Benelux BV (Belgium)	October 1, 2024
Motiva NL BV (Netherlands)	October 1, 2024

All intercompany accounts and transactions have been eliminated in consolidation.
Segments
The chief operating decision maker, or CODM, for the Company is the Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis, accompanied by information about revenue by geographic region, for purposes of allocating resources and evaluating financial performance. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results or plans for levels or components below the consolidated unit level. Accordingly, the Company has determined that it has one single reportable and operating segment structure. The Company and its Chief Executive Officer evaluate performance based primarily on revenue in the geographic regions in which the Company operates. See the consolidated statements of operations for the consolidated financial information and “Revenue Recognition” for revenue by geographic region used in evaluating financial performance. The level of disaggregation and amounts of significant segment expenses that are regularly provided to the CODM are the same as those presented in the consolidated statements of operations. Likewise, the measure of segment assets is reported on the consolidated balance sheets as total assets.
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
For the year ended December 31, 2024, no individual country exceeded 10% of consolidated revenue, on a ship-to-destination basis. For the years ended December 31, 2023 and 2022, Brazil accounted for 13.3% and 16.6%, respectively, of consolidated revenue and no other individual country exceeded 10% of consolidated revenue, on a ship-to destination basis.
The majority of the Company’s consolidated total assets, including cash and tangible assets, is held in the United

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023 and 2022
States. The Company’s long-lived assets, which primarily consist of property and equipment and intangible assets located in Costa Rica represented 78% and 80% of the total long-lived assets as of December 31, 2024 and 2023, respectively.
Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant accounting estimates and management judgments reflected in the consolidated financial statements include items such as accounts receivable valuation and allowances, inventory valuation and allowances, valuation of acquired intangible assets and valuation of deferred income tax assets, including tax valuation allowances. Estimates are based on historical experience, where applicable, and other assumptions believed to be reasonable by management. Actual results may differ from those estimates under different assumptions or conditions.
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
Substantially all of the Company’s revenues were derived from the sale of Motiva Implants. During the years ended December 31, 2024, 2023 and 2022, no customer accounted for more than 10% of the Company’s revenue. One customer accounted for 17.0% of the Company’s trade accounts receivable balance as of December 31, 2024. Two customers accounted for 12.7% and 11.6% of the Company’s trade accounts receivable balance as of December 31, 2023.
The Company relies on Avantor, Inc. (formerly NuSil Technology, LLC), or Avantor, as the sole supplier of medical-grade silicone used in Motiva Implants. During the years ended December 31, 2024, 2023 and 2022, the Company had purchases of $29.2 million, or 44.7% of total purchases, $53.7 million, or 68.4% of total purchases, and $32.1 million or 38.2% of total purchases, respectively, from Avantor. As of December 31, 2024 and 2023, the Company had an outstanding balance owed to this vendor of $15.0 million and $5.3 million, respectively.
The Company’s financial condition and future results of operations involve a number of risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, unfavorable economic conditions, uncertainty of continued or new regulatory approval for the Company’s current and potential future products, uncertainty of market acceptance of the Company’s products, competition from substitute products and larger companies, securing and protecting proprietary technology, access to capital, strategic relationships and dependence on key individuals and sole source suppliers.
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
Cash and Cash Equivalents
The Company’s cash consists of cash maintained in checking and interest-bearing accounts. The majority of the Company’s cash is held at two financial institutions in the United States, with balances in excess of FDIC insurance limits. The Company accounts for financial instruments with original maturities of three months or less at the date of purchase as cash equivalents. The Company held $3.0 million and $2.8 million cash equivalents as

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023 and 2022
of December 31, 2024 and 2023, respectively.
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
A roll-forward of the allowance for credit losses is as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Beginning balance	$1,841	$741	$1,221
Provision for credit losses	1,722	1,223	111
Write-offs	(475)	(123)	(591)
Ending balance	$3,088	$1,841	$741

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
A roll-forward of the inventory reserve is as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Beginning balance	$3,930	$2,649	$1,167
Provision for inventory obsolescence	1,805	1,392	1,577
Write-offs	(1,558)	(111)	(95)
Ending balance	$4,177	$3,930	$2,649

The Company recognizes the cost of inventory transferred to the customer in cost of revenue when revenue is recognized.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023 and 2022
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
Shipping and Handling Costs
Shipping and handling costs are expensed as incurred and are included in selling, general and administrative, or SG&A, expenses. For the years ended December 31, 2024, 2023 and 2022, shipping and handling costs were $7.2 million, $11.8 million and $9.0 million, respectively.
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
The Company recognizes revenue when title to the product and risk of loss transfer to customers, provided there are no remaining performance obligations required of the Company or any written matters requiring customer acceptance. The Company allows for the return of products from direct customers in certain regions in limited instances within fifteen days after the original sale and records estimated sales returns as a reduction of sales in the same period revenue is recognized. Appropriate reserves are established for anticipated sales returns based on historical experience, recent gross sales and any notification of pending returns. Actual sales returns in any future period are inherently uncertain and thus may differ from the estimates. If actual sales returns differ significantly from the estimates, an adjustment to revenue in the current or subsequent period is recorded. As of December 31, 2024 and 2023, an allowance of $0.4 million and $0.3 million was recorded for product returns, respectively. Taxes collected from customers for remittance to governmental authorities are excluded from net sales.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023 and 2022
Revenue was generated in these primary geographic markets:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
EMEA (Europe / Middle East / Africa)	$78,209	$80,150	$62,419
Latin America	34,998	48,891	52,442
Asia-Pacific	48,408	33,953	45,844
North America	4,410	2,157	995
Total revenue	$166,025	$165,151	$161,700

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
For the Years Ended December 31, 2024, 2023 and 2022
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
The Company records purchased intangible assets at their respective estimated fair values at the date of acquisition. Purchased finite-lived intangible assets are being amortized using the straight-line method over their remaining estimated useful lives, which range from one to ten years. The Company evaluates the remaining useful lives of intangible assets on a periodic basis to determine whether events or circumstances warrant a revision to the remaining estimated amortization period. The Company tests indefinite-lived intangible assets for impairment on at least an annual basis and whenever circumstances suggest the assets may be impaired. If indicators of impairment are present, the Company evaluates the carrying value of the intangible assets in relation to estimates of future undiscounted cash flows. The Company also evaluates the remaining useful life of an indefinite-lived intangible asset to determine whether events and circumstances continue to support an indefinite useful life.
During the years ended December 31, 2024, 2023 and 2022, there has been no impairment of goodwill or intangible assets based on the qualitative assessments performed by the Company.
Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. There were no impairment charges, or changes in estimated useful lives recorded during the years ended December 31, 2024, 2023 and 2022.
Debt Issuance Costs and Debt Discounts
Costs incurred in connection with the issuance of new debt are capitalized. Capitalizable debt issuance costs paid to third parties and debt discounts, net of amortization, are recorded as a reduction to the long-term debt balance

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023 and 2022
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
There were no material uncertain tax positions in the years ended December 31, 2024, 2023 and 2022.
Foreign Currency
The financial statements of the Company’s foreign subsidiaries whose functional currencies are the local currencies are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, shareholders’ equity at the historical rates of exchange, and income and expense amounts at the average exchange rate for the period. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in “Accumulated other comprehensive income” as equity in the consolidated balance sheet. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses resulting from foreign currency transactions are included within “Other income (expense), net” in the consolidated statement of operations. For the years ended December 31, 2024, 2023 and 2022, foreign currency transaction gain/loss amounted to a loss of $8.8 million, a gain of $1.8 million and a loss of $3.0 million, respectively.
Contract Termination Costs
In the fourth quarter of 2024, the Company entered into a contract termination agreement with a third-party in connection with its Mia products in Europe. In lieu of a cash settlement, the Company and the third-party agreed to settle previous amounts incurred by each respective party from separate and unrelated contracts. Such amounts included $5.7 million of accounts receivable owed to the Company from the third-party and $1.3 million of accounts payable owed to the third party by the Company, resulting in a net non-cash balance totaling $4.5 million. The Company’s management determined that the accounts receivable owed from the third-party was deemed collectible prior to settlement. The Company recorded an additional $1.5 million liability for contract termination payments resulting in a total loss on contract termination of $6.0 million reported under "Other income (expense), net" for the year ending December 31, 2024. There were no such costs in the years ended December 31, 2023 and 2022.
Comprehensive Loss
The Company’s comprehensive loss consists of net loss and foreign currency translation adjustments arising from the consolidation of the Company’s foreign subsidiaries.
Share-Based Compensation
The Company measures and recognizes compensation expense for all share-based awards in accordance with the provisions of ASC 718, Stock Compensation. Share-based awards granted include stock options, restricted

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023 and 2022
stock units, or RSUs, and restricted stock awards, or RSAs. Share-based compensation expense for stock options, RSUs and RSAs granted to employees is measured at the grant date based on the fair value of the awards and is recognized as an expense ratably on a straight-line basis over the requisite service period. The fair value of options to purchase shares is estimated on the grant date using the Black-Scholes option valuation model.
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
Reclassifications
Certain reclassifications have been made to prior year amounts to conform to the current year presentation. These reclassifications had no material impact on the Company’s financial position as of December 31, 2024 or results of operations for year ended December 31, 2024.
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
Recently Adopted Accounting Standards
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, especially significant segment expenses, and provides new disclosure requirements for entities with a single reportable segment. The new guidance is effective for our annual periods beginning after December 15, 2023, and for interim periods beginning December 15, 2024. The Company adopted ASU No. 2023-07 as of December 31, 2024, utilizing the modified retrospective method and accordingly did not recast comparative period financial information. Upon adoption, the Company expanded disclosures under “Segments” above.
Recently Issued Accounting Standards
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which enhances disclosure requirements over the disaggregation of relevant expense categories within the income statement. The new guidance requires tabular presentation of prescribed expense categories such as the purchases of inventory, employee compensation, depreciation, intangible asset amortization, and other specific expense, gains and losses required by existing GAAP, that reconciles to the face of the income statement. It is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15,

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023 and 2022
2027, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the potential effect that the updated standard will have on the financial statement disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topics 740): Improvements to Income Tax Disclosures, which enhances the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid and certain other amendments to improve the effectiveness of income tax disclosures. The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the potential effect that the updated standard will have on the financial statement disclosures.
3.     Balance Sheet Accounts
Inventory, Net

	December 31,
	2024	2023
	(in thousands)
Raw materials	$41,310	$40,663
Work in process	2,454	1,727
Finished goods	35,002	37,081
Total inventory, net	$78,766	$79,471

As of December 31, 2024 and 2023, $9.0 million and $7.1 million of inventory was on consignment, respectively.
Prepaid Expenses and Other Current Assets

	December 31,
	2024	2023
	(in thousands)
Prepaid insurance	$2,768	$2,747
Prepaid services	571	420
Prepaid taxes	458	1,073
Prepaid assets	505	394
Prepaid raw materials and accessories	1,005	468
Prepaid U.S. clinical trial costs	184	176
Prepaid warranty and distribution rights	409	275
Prepaid software	408	506
Other	2,614	2,418
Total prepaid expenses	$8,922	$8,477

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023 and 2022
Property and Equipment, Net

	December 31,
	2024	2023
	(in thousands)
Machinery and equipment	$22,764	$20,510
Building improvements	16,902	10,626
Furniture and fixtures	14,772	9,224
Building	37,227	16,109
Leasehold improvements	2,516	2,600
Land	3,694	3,694
Vehicles	269	176
Construction in process	—	30,593
Total	98,144	93,532
Less: Accumulated depreciation and amortization	(20,116)	(16,327)
Total property and equipment, net	$78,028	$77,205

For the years ended December 31, 2024, 2023 and 2022, depreciation and amortization expense related to property and equipment was $4.7 million, $2.8 million and $2.5 million, respectively.
In August 2021, the Company entered into a contract with the Zona Franca Coyol, S.A., or ZFC, to begin construction of a new manufacturing facility in in the Coyol Free Zone, or the CFZ, in Costa Rica. The costs for improvement of the land and construction of a cold shell building were being paid for by ZFC while the Company was paying for internal improvements and customization. In 2022, the Company exercised its option to purchase the title to the land and cold shell building for approximately $12.6 million. The construction for this facility was completed in June 2024. The Company also has the option to buy an adjacent lot of land for approximately $2.8 million and engage ZFC to construct an additional manufacturing facility.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023 and 2022
Accrued Liabilities
Accrued liabilities consisted of the following:

	December 31,
	2024	2023
	(in thousands)
Performance bonus	$6,235	$4,451
Payroll and related expenses	4,832	5,223
Operating lease liabilities - current	$1,514	$773
Commissions	1,312	344
Professional and legal services	876	1,269
Warranty reserve	141	119
Taxes	153	109
Other	1,473	1,402
Total accrued liabilities	$16,536	$13,690

Other Liabilities, Short-Term
Other liabilities, short-term consisted of the following:

	December 31,
	2024	2023
	(in thousands)
Deferred revenue	1,749	1,836
Consideration payable for business acquisitions	2,774	—
Contingent consideration payable for business acquisitions	737	—
Other	1,722	—
Total other liabilities, short-term	$6,982	$1,836

Other Liabilities, Long-Term
Other liabilities, long-term consisted of the following:

	December 31,
	2024	2023
	(in thousands)
Deferred revenue	$1,124	$1,498
Consideration payable for business acquisitions	278	—
Contingent consideration payable for business acquisitions	174	—
Other	102	147
Total other liabilities, long-term	$1,678	$1,645

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023 and 2022
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
The Company’s goodwill and most intangibles at December 31, 2024 are the result of previous asset and business acquisitions. Finite-lived intangibles are amortized over their estimated useful lives based on expected future benefit.
In addition to the intangibles acquired, the Company capitalized certain patent and license rights as identified intangibles based on patent and license rights agreements entered into over the past several years. Additionally, the Company capitalized certain software development costs.
Changes in the carrying amount of goodwill during the year ended December 31, 2024 were as follows:

	Balance as of January 1, 2024	Additions	Accumulated Impairment Losses	Balance as of December 31, 2024
	(in thousands)
Goodwill	$465	$744	$—	$1,209

The changes in the carrying amount of goodwill during the year ended December 31, 2024 were related to a business acquisitions. See Note 11 for additional information.
The carrying amounts of these intangible assets other than goodwill as of December 31, 2024 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives
	(in thousands)			(in years)
Patents and license rights	$2,033	$(1,509)	$524	7-12
Customer relationships	3,466	(1,997)	1,469	4-10
510(k) authorization	567	(345)	222	15
Developed technology	62	(62)	—	10
Capitalized software development costs	13,559	(4,839)	8,720	2-5
Other	183	(91)	92	2-5
Capitalized software development costs not yet amortized	215	—	215
Patents and license rights not yet amortized	441	—	441
Total intangibles other than goodwill	$20,526	$(8,843)	$11,683

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023 and 2022
The carrying amounts of intangible assets other than goodwill as of December 31, 2023 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives
	(in thousands)			(in years)
Patents and license rights	$2,007	$(1,414)	$593	7-12
Customer relationships	2,033	(1,987)	46	4-10
510(k) authorization	567	(307)	260	15
Developed technology	62	(62)	—	10
Capitalized software development costs	5,293	(2,653)	2,640	2-5
Other	183	(41)	142	2-5
Capitalized patents and license rights not yet amortized	3,865	—	3,865
Patents and license rights not yet amortized	441	—	441
Total intangibles other than goodwill	$14,451	$(6,464)	$7,987

The amortization expense associated with intangible assets was $2.1 million, $1.2 million, $1.2 million for the years ended December 31, 2024, 2023 and 2022, respectively. Non-product related amortization is recorded in SG&A while product related amortization is recorded in cost of revenue.
As of December 31, 2024, the amortization expense related to identifiable intangible assets, with definite useful lives, in future periods is expected to be as follows:

Year Ending December 31,	(in thousands)
2025	$2,785
2026	2,320
2027	2,091
2028	1,944
2029	950
Thereafter	937
Total expected future amortization expense	$11,027

The Company evaluates the recoverability of goodwill and indefinite-lived intangible assets annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. During the three years ended December 31, 2024, there was no impairment of goodwill or intangible assets based on the qualitative assessments performed by the Company. As of December 31, 2024, no triggering events have occurred which would indicate that the acquired intangible asset values may not be recoverable.
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
For the Years Ended December 31, 2024, 2023 and 2022
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
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy at December 31, 2024:

	Fair Value Measurements at December 31, 2024
	Total	Level 1	Level 2	Level 3

	(in thousands)
Liabilities
Acquisition-related contingent consideration	973	—	—	973
	$973	$—	$—	$973

As of December 31, 2023, the Company does not have any financial instruments within any of the fair value hierarchies recorded on the balance sheet.
The fair value measurement of contingent consideration related to the business acquisition completed in fiscal 2024 represents the contingent consideration arrangement from the Company’s acquisition of Motiva Benelux BV, a distribution company in Belgium, and Motiva NL B.V., a distribution company in Netherlands, on October 1, 2024. Under this contingent consideration arrangement, the Company is required to pay the former owners an amount equal to the total revenue for fiscal year 2024 and 2025 multiplied by a multiple based on the relevant revenue growth rate realized in that particular fiscal year versus the prior year (ratio ranges from 0.5 to 0.9). The potential undiscounted amount of all future contingent payments that the Company could be required to make is not capped and will be decreased if the operational expense targets for 2025 are not met.
The fair value of the contingent consideration arrangement of $1.0 million as of December 31, 2024 was estimated by applying the income approach which used significant inputs that are not observable in the market and thus represents a Level 3 measurement. Key assumptions included (a) a discount rate of 12.5 percent, (b) 2024 revenue of approximately $6.0 million (actual, assumed to be reliably forecasted as of the date of valuation); c) 2025 revenue forecasted using a normal distribution with approximately $6.4 million as the base case and a range determined based on volatility of 10%, and d) an assumption that operating expense targets will be met. The Company retains the option to settle the outstanding payments either in cash or in the Company’s common shares. See Note 11 for additional information on the business acquisition.
The estimates are based, in part, on subjective assumptions and could differ materially in the future. During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at fair value using Level 3 inputs. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the years ended December 31, 2024 and 2023.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023 and 2022
The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments as follows:

Acquisition-related Contingent Consideration
(in thousands)
Balance at December 31, 2023	$—
Change in fair value	973
Balance at December 31, 2024	$973

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
On February 21, 2024, the Company entered into a Second Amendment to the Credit Agreement, or the Second Amendment, which amends terms applicable to the two remaining available tranches during the date of agreement, Tranche C Term Loans and Tranche D Term Loans. The terms of the Tranche A Term Loans and Tranche B Term Loans were not modified.
On November 7, 2024, the Company entered into a Third Amendment to the Credit Agreement, or the Third Amendment. which amends terms applicable to the remaining available tranche during the date of agreement, Tranche D Term Loans. The terms of the Tranche A Term Loans, Tranche B Term Loans and Tranche C Term Loans were not modified.
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
•The third tranche, or the Tranche C Term Loan, of $25 million was advanced in October 2024 at the Company’s election following the Administrative Agent’s receipt of evidence that specified FDA’s approval of Motiva Implants for augmentation use in the United States had been issued, subject to the other terms and conditions of the Credit Agreement and the Second Amendment.
•The fourth tranche, or the Tranche D Term Loan, of $25 million will be advanced at the Company’s election prior to December 31, 2025, subject to the Administrative Agent having received evidence that specified gross sales thresholds have been met, or the Tranche D Funding Milestone, and subject to the other terms and conditions of the Credit Agreement, the Second Amendment, and the Third Amendment. The Second Amendment reduced the applicable gross sales threshold from trailing twelve-month gross sales of $225 million to $195 million. The Third Amendment added an additional gross sales threshold of $30 million in the United States with respect to Motiva Implants and the Motiva Flora Tissue Expander product.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023 and 2022
The Term Loans will mature on the 5-year anniversary of the Closing Date, or the Maturity Date. The Term Loans accrue interest at a rate equal to 9% per annum for Tranche A and Tranche B, 10% per annum for Tranche C and Tranche D, or, at any time following the Tranche C Funding Milestone and the Administrative Agent’s receipt of evidence that a gross sale threshold of $225 million in trailing twelve month gross sales have been met, 8.25% per annum. Accrued interest is due and payable in cash on the last business day of March, June, September, and December of each year; provided, however, that prior to the second anniversary of the Closing Date, the Company may pay an amount of interest on the outstanding Tranche A Term Loans and Tranche B Term Loans corresponding to 600 basis points of the interest rate in kind, or PIK, on each applicable payment date, subject to prior written notice delivered to the Administrative Agent, which has been delivered. Each of the Term Loans will be subject to the original issue discount of 2% of the principal amount thereof upon the drawing of each applicable tranche. Upon any payment or prepayment in full or in part of the Term Loans, whether voluntary or involuntary, the Company is required to pay an exit fee equal to 3% of the principal amount of the Term Loan paid, or the Exit Fee.
The Company may elect to prepay all or any portion of the amounts owed prior to the Maturity Date, provided that the Company provides notice to the Administrative Agent, the amount is not less than $5 million, and the amount is accompanied by all accrued and unpaid interest thereon through the date of prepayment, plus the applicable yield protection premium and the applicable Exit Fee. Prepayments of the Tranche A Term Loans and Tranche B Term Loans prior to the second anniversary of the Closing Date, or prepayments of the Tranche C Term Loans or Tranche D Term Loans prior to the one-year anniversary of the applicable funding date will be accompanied by a yield protection premium equal to the sum of all interest that would have accrued through such second anniversary plus 4% of the principal amount so prepaid. Prepayments of the Term Loans after the second anniversary of the Closing Date in the case of Tranche A Term Loans and Tranche B Term Loans or the one year anniversary of the applicable funding date in the case of the Tranche C Term Loans and the Tranche D Term Loans but before, in each case, the third anniversary of the Closing Date, will be accompanied by a yield protection premium equal to 4% of the principal amount so prepaid if made prior to the third anniversary of the Closing Date, 2% if made on or after the 3rd anniversary of the Closing Date but prior to the fourth anniversary of the Closing Date, and 0% if made on or after the 4th anniversary of the Closing Date. If the Term Loans are accelerated following the occurrence of an event of default, the Company shall immediately pay to Lenders the sum of all obligations for principal, accrued interest, the applicable yield maintenance premium and the applicable Exit Fee. Under the Second Amendment, Tranche D Term Loans were modified to provide for a make whole plus 4% for any prepayments of the Tranche C Term Loans and Tranche D Term Loans during the one year period after their advance. The existing prepayment premium schedule was otherwise preserved. The Third Amendment did not modify the prepayment premium schedule.
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
For the Years Ended December 31, 2024, 2023 and 2022
than $200 million, minimum gross sales of the Company and its subsidiaries for each consecutive 12-month period ending on the last day of each fiscal quarter in excess of 50% of specified target gross sales for such period. The Credit Agreement provides for a customary equity cure right in the event the Company fails to comply with the minimum gross sales covenant.
The effective interest rate under the Credit Agreement is 10.4%, and the weighted average interest rate is 9.1%. The Company elected to pay interest in kind on up to two-thirds of cash interest payments prior to the second anniversary of the Closing Date, resulting in a minimum initial cash interest rate of 3.0% for the Tranche A Term Loans and Tranche B Term Loans and 4.0% for the Tranche C Term Loans. The Company incurred $21.1 million,$16.9 million and $9.4 million in interest expense in connection with the Credit Agreement during the years ended December 31, 2024, 2023 and 2022, respectively. No principal payments are due on the Term Loans until the final maturity date on April 26, 2027.
As of December 31, 2024, $221.4 million was outstanding under the Credit Agreement representing the initial principal of $150 million for the Tranche A Term Loan, $25 million for the Tranche B Term Loan, $25 million for the Tranche C Term Loan and $17.6 million of interest accrued into the principal balance.
The Company recorded Oaktree debt on the consolidated balance sheets as follows:

	December 31,
	2024	2023
	(in thousands)
Principal	$221,367	$192,566
Net unamortized debt discount and issuance costs	(1,790)	(3,827)
Net carrying value of Oaktree debt	$219,577	$188,739

As of December 31, 2024, the Company was in compliance with all financial debt covenants.
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
Borrowings under the Madryn Credit Agreement bore interest at a rate equal to 3-month LIBOR plus 8.0% per annum provided that no default had occurred. The effective interest rate under the amended Madryn Credit Agreement was 18.4%, and the weighted average interest rate was approximately 10.6% until extinguishment. The Company incurred $2.2 million in interest expense in connection with Madryn Credit Agreement during the year ended December 31, 2022. No principal payments were due on the term loans until the final maturity date on September 30, 2025.
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
For the Years Ended December 31, 2024, 2023 and 2022
the Madryn Credit Agreement and the agreement was terminated. The Company recorded a loss on the extinguishment of debt in the amount of $19.0 million, which represents the difference between the carrying value of debt and the cash outflows to extinguish the debt including $6.5 million of the early repayment penalty.
As of December 31, 2024 and 2023, the Company did not have any Madryn debt recorded on the balance sheet.
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
During the year ended December 31, 2024, the Company earned income from subleasing a warehouse facility for the remaining life of an existing master lease. The sublease agreement did not release the Company from its obligations under the master lease, and no modifications were made to the lease agreement. Income from the sublease is recognized on a straight-line basis over the term of the agreement.
The Company’s lease and sublease agreements do not contain any termination options, material residual value guarantees, material bargain purchase options or material restrictive covenants. The Company does not have any lease transactions with related parties.
Total lease cost includes the following components for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
	(in thousands)
Operating lease expense cost	$1,481	$1,079	$740
Sublease income	$(311)	$(233)	$—
Total lease cost, net of sublease income	$1,170	$846	$740

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023 and 2022

	December 31,
	2024	2023
	(in thousands)
Supplemental balance sheet information
Operating lease right-of-use assets	$5,561	$3,381

Operating lease liabilities - short-term	1,514	773
Operating lease liabilities - long-term	4,203	2,712
Total operating lease liabilities	$5,717	$3,485

Weighted-average remaining lease term (years)
Operating leases	3.4	4.6

Weighted-average discount rate (%)
Operating leases	11.1%	9.3%

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$1,384	$1,052	$649
Operating cash inflows from subleases	$(320)	$(214)	$—
Operating cash outflows from operating leases, net of sublease income	$1,064	$838	$649

ROU assets obtained in exchange for new lease liabilities
Operating leases	$3,115	$478	$1,962

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023 and 2022
Maturities of lease liabilities as of December 31, 2024 were as follows:

Years Ending December 31,	Operating Leases
(in thousands)
2025	$2,024
2026	1,923
2027	1,653
2028	836
2029	432
Thereafter	99
Total future minimum lease payments	6,967
Less: Amount of lease payments representing interest	(1,250)
Present value of future minimum lease payments	$5,717

The undiscounted future cash receipts from the Company’s sublease as of December 31, 2024 were as follows:

Years Ending December 31,	Sublease
(in thousands)
2025	$332
2026	343
2027	355
2028	368
2029	315
Thereafter	—
Total undiscounted future sublease cash receipts	$1,713

8.    Shareholders’ Equity
Under the Company’s Amended and Restated Memorandum of Association and Articles of Association, or Articles, the Company has authorized an unlimited number of common shares with no par value.
As of December 31, 2024 and 2023, 29,195,439 and 26,495,250 common shares, respectively, were issued and 28,787,369 and 26,087,180 common shares, respectively, were outstanding.
During the year ended December 31, 2024, the Company granted stock options and restricted stock to employees and contractors (see Note 10).
On November 7, 2024, the Company entered into a securities purchase agreement with a limited number of purchasers in connection with a registered direct offering of 765,696 common shares of the Company at a purchase price of $45.71 per share and pre-funded warrants to purchase up to 328,154 common shares at a price of $45.709 per share. The Company also agreed to issue up to 76,569 additional common shares and additional pre-funded warrants to purchase up to 32,814 common shares. These additional securities will be issuable for no additional consideration if the average closing price of the Company’s common shares on The Nasdaq Capital Market during the period from January 1, 2025 to August 31, 2025 does not exceed $45.71, which is the price per common share sold in the offering. Net proceeds to the Company from the offering, after deducting offering expenses, were approximately $49.7 million.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023 and 2022
On January 9, 2024, the Company entered into a securities purchase agreement with select institutional accredited investors pursuant to which it agreed to sell to the investors in a private placement 1,101,565 common shares at a price of $25.00 per share and pre-funded warrants to purchase up to 898,435 common shares at a price of $24.999 per share. The pre-funded warrants may be exercised immediately at a price of $0.001 per share until exercised in full. Net proceeds to the Company from the offering, after deducting offering expenses, were approximately $49.7 million.
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
The Company had reserved common shares for future issuances at December 31:

	2024	2023
Warrants to purchase common shares	626,589	—
Options to purchase common shares	1,413,948	1,487,387
Remaining shares available under the 2018 Equity Incentive Plan	2,068,033	2,953,884
Shares issuable on vesting of grants of RSUs	295,705	196,177
Remaining shares available under the 2018 ESPP	1,222,000	1,035,000
Total common shares reserved for future issuances	5,626,275	5,672,448

9.    Warrants
In January 2024, the Company issued pre-funded warrants for the purchase of up to 898,435 common shares to select institutional accredited investors at a fixed exercise price of $0.001 per share. In November 2024, the Company issued pre-funded warrants for the purchase of up to 360,968 common shares to a limited number of purchasers at a fixed exercise price of $0.001 per share.
During the year ended December 31, 2024, warrants to purchase net 600,000 shares were exercised to obtain 599,991 shares. During the year ended December 31, 2023, zero warrants were exercised.
As of December 31, 2024, warrants to purchase up to 626,589 common shares were outstanding and exercisable, as set forth in the table below. As of December 31, 2023, no warrants were outstanding and exercisable.

Warrant Holder	Issue Date	Shares	Exercise Price	Expiration Date
RTW Master Fund, Ltd.	1/9/2024	164,367	$0.001	*
RTW Innovation Master Fund, Ltd.	1/9/2024	134,068	$0.001	*
RTW Master Fund, Ltd.	11/7/2024	164,077	$0.001	*
RTW Innovation Master Fund, Ltd.	11/7/2024	134,543	$0.001	*
RTW Biotech Opportunities Operating Ltd.	11/7/2024	29,534	$0.001	*

* The warrants are exercisable immediately and until exercised in full.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023 and 2022
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
Pursuant to the “evergreen” provision contained in the 2018 Plan, the number of common shares reserved for issuance under the 2018 Plan automatically increases on first day of each fiscal year, commencing on January 1, 2019, in an amount equal to the least of (1) 750,000 shares, (2) 4% of the total number of the Company’s common shares outstanding on the last day of the preceding fiscal year, or (3) a number of common shares as may be determined by the Company’s Board of Directors prior to any such increase date. On each of January 1, 2019 through 2024 the number of common shares authorized for issuance increased automatically by 750,000 shares in accordance with the “evergreen” provision, increasing the maximum number of common shares reserved under the 2018 Plan to 6,000,000 as of December 31, 2024.
During the periods presented, the Company recorded the following share-based compensation expense for stock options, RSUs and RSAs:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Sales, general and administrative	$12,073	$12,101	$11,154
Research and development	2,331	2,261	2,204
Total stock compensation expense	$14,404	$14,362	$13,358

Stock Options

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2023	1,487,387	$47.47	6.27	$4,308
Granted (weighted-average fair value of $33.47 per share)	226,525	46.71
Exercised	(134,226)	18.28
Forfeited/canceled	(165,738)	67.26
Balance at December 31, 2024	1,413,948	$47.96	6.30	$14,010

As of December 31, 2024, 997,185 options were vested and exercisable with a weighted-average exercise price of $43.28 per share and a total aggregate intrinsic value of $13.4 million.
During the year ended December 31, 2024, 134,226 options were exercised at a weighted-average price of $18.28 per share. The intrinsic value of the options exercised during the years ended December 31, 2024, 2023,

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023 and 2022
and 2022 was $4.1 million, $5.1 million, and $15.0 million, respectively. Upon the exercise of stock options, the Company issued new shares from its authorized shares.
At December 31, 2024, unrecognized compensation expense was $9.6 million related to stock options granted to employees and members of the Board of Directors and $1.0 million related to stock options granted to consultants. The weighted-average period over which such compensation expense will be recognized is 2.1 years.
Stock Options Granted to Employees
Share-based compensation expense for employees is based on the grant date fair value. The Company recognizes compensation expense for all share-based awards ratably on a straight-line basis over the requisite service period of the awards, which is generally the vesting term of four years. During the year ended December 31, 2024, 2023 and 2022, the Company recognized $7.4 million, $8.7 million and $9.9 million, respectively, of share-based compensation expense for stock options granted to employees.
The Company uses the Black-Scholes option valuation model to value options granted to employees and consultants, which requires the use of highly subjective assumptions to determine the fair value of share-based awards. The assumptions used in the Company’s option-pricing model represent management’s best estimates. These estimates are complex, involve a number of variables, uncertainties and assumptions and the application of management’s judgment. If factors change and different assumptions are used, the Company’s share-based compensation expense could be materially different in the future. The assumptions and estimates that the Company uses in the Black-Scholes model are as follows:
•Fair Value of Common Shares. The closing price of the Company’s publicly-traded common shares on the date of grant is used as the fair value of the shares. The Board of Directors intended all options granted to be exercisable at a price per share not less than the estimated per share fair value of the shares underlying those options on the date of grant.
•Risk-Free Interest Rate. The Company bases the risk-free interest rate used in the Black-Scholes valuation model on the implied yield available on U.S. Treasury zero-coupon issues with a term equivalent to that of the term of the options for each option group on the measurement date.
•Term. For employee stock options, the expected term represents the period that the Company’s share-based awards are expected to be outstanding. Because of the limitations on the sale or transfer of the Company’s shares during the period the Company was a privately held company, the Company does not believe its historical exercise pattern is indicative of the pattern it experiences as a publicly traded company. The Company consequently uses the Staff Accounting Bulletin 110, or SAB 110, simplified method to calculate the expected term of employee stock options, which is the average of the contractual term and vesting period. The Company plans to continue to use the SAB 110 simplified method until it has sufficient trading history as a publicly traded company. For consultant stock options, the term used is equal to the remaining contractual term on the measurement date.
•Volatility. The Company determines the price volatility based on the historical volatilities of industry peers as it does not have sufficient trading history for its shares. Industry peers consist of several public companies in the medical device industry with comparable characteristics, including revenue growth, operating model and working capital requirements. The Company intends to continue to consistently apply this process using the same or a similar peer group of public companies until a sufficient amount of historical information regarding the volatility of its own shares becomes available, or unless circumstances change such that the identified peer companies are no longer similar, in which case other suitable peer companies whose common share prices are publicly available would be utilized in the calculation. The volatility is calculated based on the term on the measurement date.
•Dividend Yield. The expected dividend assumption is based on the Company’s current expectations about its anticipated dividend policy. The Company has no expectation that it will declare dividends on its common shares, and therefore has used an expected dividend yield of zero.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023 and 2022
The fair value of stock options granted to employees was estimated using the following assumptions:

	Year Ended December 31,
	2024	2023	2022
Volatility	63% - 122%	62% - 71%	56% - 62%
Risk-free interest rate	3.7% - 4.8%	3.4% - 4.4%	1.6% - 3.8%
Term (in years)	6.25	6.25	6.25
Dividend yield	—	—	—

Stock Options Granted to Non-Employees
Share-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned using an accelerated attribution method. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered. For the years ended December 31, 2024, 2023 and 2022, the Company recognized expense of $0.7 million, $0.9 million and $0.4 million, respectively, for stock options granted to consultants.
The fair value of stock options granted to consultants was estimated using the following assumptions during the following periods presented:

	Year Ended December 31,
	2024	2023	2022
Volatility	57% - 102%	60% - 65%	56% - 60%
Risk-free interest rate	4.2% - 4.5%	4.0%- 4.1%	2.4% - 3.6%
Term (in years)	10	10	10
Dividend yield	—	—	—

Restricted Stock
Each vested RSU entitles the holder to be issued one common share. These awards vest according to a vesting schedule determined by the Board of Directors or the Compensation Committee of the Company’s Board of Directors, generally over a one to four year period.
The following table represents RSU activity for fiscal 2024:

	Restricted Stock	Weighted-Average Grant Date Fair Value
Outstanding unvested at December 31, 2023	196,177	$56.89
Granted	203,117	47.18
Vested	(61,382)	64.05
Forfeited/canceled	(42,207)	58.32
Outstanding unvested at December 31, 2024	295,705	$48.53

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023 and 2022
The fair value of RSUs is the grant date market value of common shares. The Company recognizes share-based compensation expense related to RSUs using a straight-line method over the vesting term of the awards. The share-based compensation expense for RSUs that vested during the years ended December 31, 2024, 2023 and 2022 was $6.4 million, $4.8 million and $3.0 million, respectively, which was calculated based on the market value of the Company’s common shares on the applicable grant date.
As of December 31, 2024, the Company had unrecognized share-based compensation cost of approximately $11.3 million associated with unvested awards of RSUs. This cost is expected to be recognized over a weighted-average period of approximately 2.3 years.
11.    Business Combinations
On October 1, 2024, European Distribution Center Motiva BV, or EDC, a wholly owned subsidiary of the Company, acquired 100% of the outstanding common shares of both Motiva Benelux BV, a distribution company in Belgium, and Motiva NL B.V., a distribution company in Netherlands. The acquisition will allow the Company to expand its market in Europe and achieve synergies and cost reductions by removing redundant processes.
The acquisition's total consideration was valued at approximately $7.8 million and consisted of the following: (1) an initial payment of approximately $0.2 million in cash made on October 1, 2024, (2) a payment of $1.2 million in the Company’s common shares made in October 2024; (2) a payment of $0.3 million in cash and $2.6 million in the Company’s common shares made in January 2025; (3) a payment of $0.8 million due in April 2025; (4) a true-up amount payable or receivable in March 2026, based on meeting revenue and operational expense targets for fiscal 2025 currently estimated to be approximately $0.5 million; and (5) $2.2 million receivable settled on the acquisition date. The Company retains the option to settle the outstanding payments either in cash or in the Company’s common shares.
The Company had an established relationship with Motiva Benelux prior to the acquisition, with Motiva Benelux distributing the Company's products in certain European markets. On the acquisition date, the Company had receivables totaling around $2.2 million from Motiva Benelux. Due to the acquisition, this amount was considered settled at its fair value, which the Company assessed to be equal to the book value.
The contingent consideration arrangement requires the Company to pay the former owners an amount equal to the total revenue for fiscal year 2024 and 2025 multiplied by a multiple based on the relevant revenue growth rate realized in that particular fiscal year versus the prior year (ratio ranges from 0.5 to 0.9). The amount will be decreased if the operational expense targets for fiscal 2025 are not met.
The potential undiscounted amount of all future contingent payments that the Company could be required to make is not capped. The fair value of the contingent consideration arrangement of $1.0 million on the acquisition date was estimated by applying the income approach which used significant inputs that are not observable in the market (Level 3 inputs). Key assumptions included (a) a discount rate of 12.5%; (b) 2024 revenue of approximately $6.0 million (actual, assumed to be reliably forecasted as of the date of valuation); c) 2025 revenue forecasted using a normal distribution with approximately $6.4 million as the base case and a range determined based on volatility of 10%; and d) an assumption that operating expense targets will be met.
As of December 31, 2024, the amount recognized for the contingent consideration arrangement, the range of outcomes, and the assumptions used to develop the estimates had not changed.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023 and 2022
The following table summarizes the consideration paid and payable at the acquisition date of October 1, 2024:

(in thousands)
Consideration:
Cash paid	$221
Equity issued (26,018 common shares)	1,177
Contingent consideration payable	973
Consideration payable	3,262
Fair value of trade receivable considered settled	2,184
Total consideration	$7,817

The fair value of the common shares issued as part of the consideration paid for the acquisition was determined as the volume-weighted average price of closing market price of Company’s common shares over the 30 days prior to the acquisition date.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date of October 1, 2024:

(in thousands)
Recognized amounts of identifiable assets acquired and liabilities assumed:
Financial assets	$904
Inventory	4,946
Property, plant, and equipment	125
Intangible assets	1,527
Financial liabilities	(482)
Total identifiable net assets	$7,020

Recognized goodwill:
Goodwill	$797

The fair value of the inventory acquired was determined as estimated selling price of the inventory less reasonable profit allowance for the selling effort.
Property, plant, and equipment acquired in a business combination is intended to be held and used and was recognized and measured at fair value and primarily consisted of vehicles and furniture and fixtures.
The fair value of the acquired identifiable intangible assets of $1,527 was related to customer-related intangibles (i.e. customer lists and related customer relationships) and is amortized over the estimated useful life of 10 years. The fair value was determined using the distributor method of the income approach with significant assumptions being discount rate of 17.5% and revenue attrition rate of 25.0%.
Financial liabilities of $0.5 million primarily consisted of accounts payable of $0.2 million, accrued liabilities primarily related to salaries and fringes of $0.2 million and a loan payable of $0.1 million. As of December 31, 2024, there has been no change since October 1, 2024, in the amount recognized for the liability or any change in the range of outcomes or assumptions used to develop the estimates.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023 and 2022
The goodwill of $0.8 million arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and the acquired entities. None of the goodwill recognized is expected to be deductible for income tax purposes. As of December 31, 2024, there were no changes in the recognized amounts of goodwill resulting from the acquisition.
Acquisition-related costs of $0.3 million were included in selling, general, and administrative expenses in Company’s income statement for the year ending December 31, 2024.
The Company recognized $1.8 million in revenues and $0.5 million in earnings in its consolidated income statement for the year ended December 31, 2024 from the activities of the acquired entities since the acquisition date of October 1, 2024.
12.    Income Taxes
For the year ended December 31, loss before income tax consisted of the following:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Costa Rica operations	$(60,665)	$(13,556)	$(9,721)
Non-Costa Rica operations	(23,963)	(65,027)	(63,103)
Total loss before income taxes	$(84,628)	$(78,583)	$(72,824)

For the year ended December 31, the income tax (benefit) provision consisted of the following:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Current:
Costa Rica	$183	$297	$114
Non-Costa Rica	1,963	3,328	2,185
Total current	2,146	3,625	2,299
Deferred:
Costa Rica	—	—	—
Non-Costa Rica	(2,178)	(3,706)	86
Total deferred	(2,178)	(3,706)	86
Total (benefit) provision for income taxes	$(32)	$(81)	$2,385

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023 and 2022
The items accounting for the difference between income taxes computed at the Costa Rica statutory income tax rate and the income tax provision (benefit) consisted of the following for the year ended December 31:

	Year Ended December 31,
	2024		2023		2022
	(in thousands)
Tax benefit at Costa Rica statutory rate	$(25,388)	30.0%	$(23,575)	30.0%	$(21,847)	30.0%
Foreign tax rate differential	7,166	(8.5)	18,070	(22.9)	15,978	(22.0)
Tax rate changes	(446)	0.5	(7)	—	104	—
Return to provision adjustment	(561)	0.7	(539)	0.7	2,651	(4.0)
Tax credits	—	—	—	—	(52)	—
Change in valuation allowance	(14,157)	16.7	438	(0.6)	3,573	(5.0)
Tax holiday adjustment (benefit)	18,373	(21.7)	4,386	(5.6)	3,030	(4.0)
U.S. stock compensation	227	(0.3)	984	(1.3)	(1,353)	2.0
Prior year true-up	14,744	(17.4)	—	—	—	—
Other	10	—	162	(0.2)	301	—
Total provision (benefit) for income taxes	$(32)	—%	$(81)	0.1%	$2,385	(3.0)%

The Company's tax holiday benefit was related to the Company’s subsidiary in Costa Rica which enjoyed a zero percent tax rate, with the exception of certain types of income, for the years ended December 31, 2024, 2023 and 2022. The zero percent tax holiday, as extended, is effective for a period of 12 years through the year 2030.
As of December 31, the components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2024	2023
	(in thousands)
Accruals and reserves	$563	$567
Fixed assets	(1,036)	—
Intangibles	105	125
Stock compensation	3,763	661
Net operating loss	10,742	25,087
R&D credits	325	336
Other	649	297
Valuation allowance	(9,223)	(23,380)
Total net deferred tax assets (included in “Other non-current assets”)	$5,888	$3,693

As of December 31, 2024, the Company assessed that it is more-likely-than-not that it will not realize its deferred tax assets based on the absence of sufficient positive objective evidence that it would generate sufficient taxable income in its U.S. tax jurisdiction (Motiva USA, LLC) to realize the deferred tax assets. The Company intends to continue maintaining a full valuation allowance on its deferred tax assets in this jurisdiction until there is sufficient evidence to support the reversal of all or some portion of these allowances. As of December 31, 2023, the

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023 and 2022
Company released the valuation allowance on its deferred tax assets in Brazil believing there is enough positive evidence that the deferred tax assets in Brazil will be realized in the following years.
As of December 31, 2024, the Company had U.S. and California tax credit carryforwards of approximately $0.5 million in total. The federal research credits begin to expire in 2037. However, the California research credits can be carried forward indefinitely.
As of December 31, 2024, the Company had U.S. federal, state, Argentina, U.K., and Brazil net operating losses of approximately $24.7 million, $11.1 million, $2.2 million, $0.1 million and $10.3 million, respectively. As of December 31, 2024, the Company had no U.S. federal net operating losses generated prior to 2018. The U.S. state net operating losses generated prior to 2018 will begin to expire on December 31, 2030. The U.S. federal net operating losses generated in 2018 and future years will be carried forward indefinitely. Brazil net operating losses can be carried forward indefinitely.
During the year ended December 31, 2024, the Company made an $80 million intercompany true-up, reducing the Federal net operating losses at the U.S. subsidiary and offsetting it with an adjustment to the Costa Rica subsidiary, based on transfer pricing study correction for prior years. This adjustment was applied against the valuation allowance resulting in no impact to the 2024 tax provision. Considering the effect of the net operating losses adjustment on state taxes, the Company noted that Motiva USA had no sales prior to the 2024 tax year, resulting in zero apportionment in the majority of states where it filed before 2024. Thus, the impact of state taxes is minimal in relation to the total tax provision.
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
Discontinuation of preferential tax treatment the Company currently enjoys or other unfavorable changes in tax law could result in additional compliance obligations and costs. The Company is currently the beneficiary of a tax holiday in Costa Rica pursuant to which it is subject to a tax at a 0% rate, with the exception of types pf income that is subject to 30% income tax. The tax holiday is effective through December 31, 2030, and it may be extended if certain additional requirements are satisfied. However, there can be no assurance that the Company will continue to qualify for or receive such favorable tax treatment. If the Company fails to maintain such favorable tax treatment it may be subject to tax in Costa Rica at a significantly higher rate.
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
For the Years Ended December 31, 2024, 2023 and 2022
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
The Company has adopted ASC 740-10 Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in the Company's income tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. For the years ended December 31, 2024 and 2023 the Company has no material uncertain tax positions. The Company has R&D credits in the United States and has recorded reserves of $0.1 million which offsets R&D

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023 and 2022
credit deferred tax assets. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within the next 12 months.
As of December 31, 2024, the Company is subject to taxation in Costa Rica, Belgium, France, Brazil, the United Kingdom, Sweden, Italy, Germany, Austria, Spain, Argentina, Switzerland, Netherlands and the United States and the Company’s fiscal tax years 2019 through 2024 are subject to examination by the tax authorities.
13.    Net Loss Per Share
The following table summarizes the computation of basic and diluted net loss per share for the periods presented:

	Year Ended December 31,
	2024	2023	2022
	(in thousands, except share and per share data)
Numerator:
Net loss	$(84,596)	$(78,502)	$(75,209)
Denominator:
Weighted average common shares used for basic and diluted earnings per share	28,161,761	25,600,029	24,457,793

Net loss per share:
Basic and diluted	$(3.00)	$(3.07)	$(3.08)

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
The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares:

	Year Ended December 31,
	2024	2023	2022
Options to purchase common shares	1,413,948	1,487,387	1,623,165
Shares issuable on vesting of grants of RSUs	295,705	196,177	164,643
Total potentially dilutive shares outstanding	1,709,653	1,683,564	1,787,808

14.    Related Party Transactions
During the years ended December 31, 2024, 2023 and 2022, the Company recorded revenue of $1.1 million, $1.2 million and $1.2 million, respectively, for product sales to Herramientas Medicas, S.A., a distribution company owned by a family member of the Chief Executive Officer of the Company. Accounts receivable owed to the Company from this distribution company amounted to approximately $0.4 million and $0.6 million as of December 31, 2024 and 2023, respectively.
In 2016, the Company also entered into a separate agreement with Dr. Chacón Quirós, the brother of the Company’s Chief Executive Officer Juan José Chacón Quirós, to maintain his clinic in Costa Rica as a

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2024, 2023 and 2022
MotivaImagine Excellence Center and to host and train physicians in the use of the Company products in relevant procedures, among other services, in exchange for cash reimbursement of up to $4,500 per day that such services are rendered. In August 2022, the Company entered into a new agreement with Dr. Chacón Quirós, replacing the original agreement, to continue the training services in exchange for cash reimbursement of his hourly rate of $531 when such services are rendered. During the years ended December 31, 2024, 2023 and 2022, the Company paid Dr. Chacón Quirós approximately $0.2 million, $0.4 million and $0.2 million, respectively, for services rendered.
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
On April 1, 2022, the Company entered into a consulting agreement with Lisa Gersh, who served on our Board of Directors until March 31, 2022. Pursuant to the consulting agreement, Ms. Gersh will perform consulting services as requested by the Company, with the expectation that she will advise our Board on elements of corporate leadership and governance. As payment for Ms. Gersh’s consulting services, the Company paid Ms. Gersh a consulting fee of $0.1 million during the year ended December 31, 2024, 2023 and 2022, respectively. In addition, her outstanding equity awards granted during her term as a member of the Board of Directors continued to vest in accordance with their terms. The consulting agreement terminated on March 31, 2024.
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
As of December 31, 2024, the Company has 43 employees in Brazil and 4 employees in Argentina who were represented by a labor union.
16.    Commitments and Contingencies
Contingencies
Periodically, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. As of December 31, 2024, there have been no material contingent liabilities, individually or in aggregate, in the Company's financial condition, results of operations or cash flows, except for contingent consideration related to a business acquisition (see Note 11). As of December 31, 2023, contingent liabilities were not material, individually or in aggregate, to the Company's financial condition, results of operations or cash flows. However, any monetary liability or financial impact to the Company from these contingent liabilities could differ materially from the Company's expectations.
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
For the Years Ended December 31, 2024, 2023 and 2022
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
17.    Subsequent Events
On January 13, 2025, the Company paid approximately $0.3 million in cash and approximately $2.4 million in the Company’s common stock related to the business acquisition completed on October 1, 2024. See Note 11 for additional information on the business acquisition.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESTABLISHMENT LABS HOLDINGS INC.

Dated:	February 28, 2025	By:	/s/ Juan José Chacón Quirós
		Name:	Juan José Chacón Quirós
		Title:	Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Juan José Chacón Quirós	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2025
Juan José Chacón Quirós
/s/ Rajbir S. Denhoy	Chief Financial Officer (Principal Financial and Accounting Officer) (Authorized Representative in the United States)	February 28, 2025
Rajbir S. Denhoy
/s/ Nicholas Lewin	Chairman of the Board of Directors	February 28, 2025
Nicholas Lewin
/s/ Ann Custin	Director	February 28, 2025
Ann Custin
/s/ Leslie Gillin	Director	February 28, 2025
Leslie Gillin
/s/ Edward Schutter	Director	February 28, 2025
Edward Schutter
/s/ Bryan Slotkin	Director	February 28, 2025
Bryan Slotkin