Form 10-Q
period 2025-03-31
ESTABLISHMENT LABS HOLDINGS INC.
filed 2025-05-09
CIK 1688757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025.
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission File Number: 001-38593
Establishment Labs Holdings Inc.
(Exact name of Registrant as specified in its charter)

British Virgin Islands	98-1436377
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

Building B23 and B25 Coyol Free Zone Alajuela Costa Rica	Not applicable
Address of Principal Executive Offices	Zip Code

+	506	2434	2400
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
The number of the registrant’s common shares outstanding as of May 8, 2025 was 28,917,254.

i

EXPLANATORY NOTE
In this report, unless the context indicates otherwise, the terms “Establishment Labs,” “Company,” “we”, “us” and “our” refer to Establishment Labs Holdings Inc., a British Virgin Islands entity, and its consolidated subsidiaries.
We own, or have rights to, trademarks and trade names that we use in connection with the operation of our business, including Establishment Labs and our logo as well as other brands such as Motiva Implants, SilkSurface/SmoothSilk, VelvetSurface, ProgressiveGel, TrueMonobloc, BluSeal, Divina, Ergonomix, Ergomonix2, Ergonomix2 Diamond, Mia Femtech, MotivaImagine, GEM, Zen and Preservé, among others. Other trademarks and trade names appearing in this report are the property of their respective owners. Solely for your convenience, some of the trademarks and trade names referred to in this report are listed without the ® and TM symbols, but we will assert, to the fullest extent under applicable law, our rights to our trademarks and trade names.
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

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$69,178	$90,347
Accounts receivable, net	63,236	65,002
Inventory, net	90,425	78,766
Prepaid expenses and other current assets	8,857	8,922
Total current assets	231,696	243,037
Long-term assets:
Property and equipment, net of accumulated depreciation	76,390	78,028
Goodwill	1,209	1,209
Intangible assets, net of accumulated amortization	11,566	11,683
Right-of-use operating lease assets, net	5,192	5,561
Other non-current assets	7,311	7,313
Total assets	$333,364	$346,831
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$45,188	$44,760
Accrued liabilities	20,604	16,536
Other liabilities, short-term	3,246	6,982
Total current liabilities	69,038	68,278
Long-term liabilities:
Note payable, net of debt discount and issuance costs	220,340	219,577
Operating lease liabilities, non-current	3,803	4,203
Other liabilities, long-term	1,633	1,678
Total liabilities	294,814	293,736
Commitments and contingencies (Note 15)
Shareholders’ equity:
Common shares — zero par value, unlimited amount authorized; 29,316,407 and 29,195,439 shares issued at March 31, 2025 and December 31, 2024, respectively; 28,908,337 and 28,787,369 shares outstanding at March 31, 2025 and December 31, 2024, respectively	424,532	420,364
Additional paid-in-capital	79,117	76,992
Treasury shares, at cost, 408,070 shares held at March 31, 2025 and December 31, 2024	(2,854)	(2,854)
Accumulated deficit	(465,402)	(444,692)
Accumulated other comprehensive income	3,157	3,285
Total shareholders’ equity	38,550	53,095
Total liabilities and shareholders’ equity	$333,364	$346,831

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$41,377	$37,167
Cost of revenue	13,569	12,787
Gross profit	27,808	24,380
Operating expenses:
Sales, general and administrative	39,699	28,941
Research and development	5,055	4,273
Total operating expenses	44,754	33,214
Loss from operations	(16,946)	(8,834)
Interest income	250	488
Interest expense	(5,853)	(4,381)
Other income (expense), net	2,753	(3,037)
Loss before income taxes	(19,796)	(15,764)
Provision for income taxes	(914)	(438)
Net loss	$(20,710)	$(16,202)

Basic and diluted net loss per share	$(0.70)	$(0.58)
Weighted average outstanding shares used for basic and diluted net loss per share	29,475,649	27,788,120

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net loss	$(20,710)	$(16,202)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(128)	121
Other comprehensive income (loss)	(128)	121
Comprehensive loss	$(20,838)	$(16,081)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Shareholders’ Equity
(In thousands, except share data)
(Unaudited)

	Common Shares		Treasury Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2025	29,195,439	$420,364	(408,070)	$(2,854)	$76,992	$(444,692)	$3,285	$53,095
Issuance of common shares in lieu of cash compensation	90,153	4,062	—	—	—	—	—	4,062
Stock option exercises	4,260	79	—	—	—	—	—	79
Share-based compensation	33,530	34	—	—	2,400	—	—	2,434
Shares withheld to cover income tax obligation upon vesting of restricted stock	(6,975)	(7)	—	—	(275)	—	—	(282)
Foreign currency translation loss	—	—	—	—	—	—	(128)	(128)
Net loss	—	—	—	—	—	(20,710)	—	(20,710)
Balance at March 31, 2025	29,316,407	$424,532	(408,070)	$(2,854)	$79,117	$(465,402)	$3,157	$38,550

	Common Shares		Treasury Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2024	26,495,250	$315,634	(408,070)	$(2,854)	$63,748	$(360,096)	$1,963	$18,395
Issuance of common stock, net of underwriters’ discount and issuance costs	1,101,565	49,736	—	—	—	—	—	49,736
Issuance of common shares in lieu of cash compensation	2,158	110	—	—	—	—	—	110
Stock option exercises	53,400	1,426	—	—	—	—	—	1,426
Warrant exercises	223,019	223	—	—	(223)	—	—	—
Share-based compensation	11,979	12	—	—	3,432	—	—	3,444
Shares withheld to cover income tax obligation upon vesting of restricted shares	(2,622)	(3)	—	—	(116)	—	—	(119)
Foreign currency translation gain	—	—	—	—	—	—	121	121
Net loss	—	—	—	—	—	(16,202)	—	(16,202)
Balance at March 31, 2024	27,884,749	$367,138	(408,070)	$(2,854)	$66,841	$(376,298)	$2,084	$56,911

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(20,710)	$(16,202)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,335	1,268
Provision for credit losses	1,726	275
Provision for inventory obsolescence	650	562
Share-based compensation	2,434	3,444
Loss/(gain) from disposal of property and equipment	436	6
Unrealized foreign currency (gain)/ loss, net	(3,510)	2,039
Amortization of right-to-use asset	231	145
Stock compensation in lieu of cash fees	110	110
Interest capitalized for construction in progress	—	(537)
Non-cash interest expense and amortization of debt discount	763	3,447
Changes in operating assets and liabilities:
Accounts receivable	775	(4,608)
Inventory	(10,182)	5,001
Prepaid expenses and other current assets	176	1,790
Other assets	34	(323)
Accounts payable	1,354	(10,097)
Accrued liabilities	4,038	2,846
Operating lease liabilities	(227)	(142)
Other liabilities	(1,158)	(176)
Net cash used in operating activities	(20,725)	(11,152)
Cash flows from investing activities:
Purchases of property and equipment	(753)	(3,312)
Cash used in business acquisitions, net of cash acquired	(307)	—
Cost incurred for intangible assets	(276)	(1,879)
Capital expenditures on construction in progress	—	(1,435)
Net cash used in investing activities	(1,336)	(6,626)
Cash flows from financing activities:
Issuance of common shares, net of underwriters’ discount and issuance costs	—	49,736
Proceeds from stock option exercises	79	1,426
Tax payments related to shares withheld upon vesting of restricted stock	(282)	(119)
Net cash provided by (used in) financing activities	(203)	51,043
Effect of exchange rate changes on cash and cash equivalents	1,095	(320)
Net increase (decrease) in cash and cash equivalents	(21,169)	32,945
Cash and cash equivalents at beginning of period	90,347	40,035
Cash and cash equivalents at end of period	$69,178	$72,980

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Supplemental disclosures:
Cash paid for interest	$5,142	$1,466
Cash paid for income taxes	$79	$676

Supplemental disclosures of non-cash investing and financing activities:
Unpaid balance for property and equipment	$76	$1,309
Unpaid balance for intangible assets	$377	$2,936
Equity consideration in a business acquisition	$2,437	$—
Contingent consideration payable related to a business acquisition	$182	$—
Consideration payable related to business acquisition	$1,142	$—
Issuance of common shares to settle contract termination	$1,320	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Formation and Business of the Company
Establishment Labs Holdings Inc. along with its wholly owned subsidiaries, or the Company, is a global company that manufactures and markets innovative medical devices for aesthetic and reconstructive plastic surgery. The Company was established in the British Virgin Islands on October 9, 2013, at which time Establishment Labs, S.A., the Costa Rican manufacturing company, was reincorporated as a wholly-owned subsidiary. As of March 31, 2025, the Company has wholly-owned subsidiaries in the United States, Brazil, Belgium, Netherlands, France, Sweden, Switzerland, the United Kingdom, Italy, Spain, Austria, Germany, and Argentina. Substantially all of the Company’s revenues are derived from the sale of silicone gel-filled breast implants, branded as Motiva Implants.
The main manufacturing activities are conducted at manufacturing facilities in Costa Rica. In 2010, the Company began operating under the Costa Rica free zone regime (Régimen de Zona Franca), which provides for reduced income tax and other tax obligations pursuant to an agreement with the Costa Rican authorities.
The Company’s products are approved for sale in Europe, the Middle East, Latin America, Asia and the United States. The Company sells its products internationally through a combination of distributors and direct sales to customers. In September 2024, the Company received FDA approval for its Motiva Implants and began selling them in the U.S. for breast augmentation in October 2024.
2.    Summary of Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2025 as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s audited consolidated financial statements as of December 31, 2024 and 2023 and for the years ended 2024, 2023 and 2022 presented in the Company’s Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 28, 2025. Below are those policies with current period updates.
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
The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the years ended December 31, 2024, 2023 and 2022 presented in the Company’s Form 10-K filed with the SEC on February 28, 2025.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The condensed consolidated financial statements include the Company’s accounts and those of its wholly owned subsidiaries as of March 31, 2025 as follows:

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
Unaudited Interim Condensed Consolidated Financial Information
The accompanying interim condensed consolidated financial statements as of March 31, 2025 and for the three months ended March 31, 2025 and 2024, and the related interim information contained within the notes to the condensed consolidated financial statements, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to state fairly the Company’s financial position as of March 31, 2025, and the results of its operations and cash flows for the three months ended March 31, 2025 and 2024. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full fiscal year 2025, or for any future period.
Segments
The chief operating decision maker, or CODM, for the Company is the Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis, accompanied by information about revenue by geographic region, for purposes of allocating resources and evaluating financial performance. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results or plans for levels or components below the consolidated unit level. Accordingly, the Company has determined that it has one single reportable and operating segment structure. The Company and its Chief Executive Officer evaluate performance based primarily on revenue in the geographic regions in which the Company operates. See the condensed consolidated statements of operations for the consolidated financial information and “Revenue Recognition” for revenue by geographic region used in evaluating financial performance. The level of disaggregation and amounts of significant segment expenses that are regularly provided to the CODM are the same as those presented in the condensed consolidated statements of operations. Likewise, the measure of segment assets is reported on the consolidated balance sheets as total assets.

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
For the three months ended March 31, 2025, the United States accounted for more than 15.5% of consolidated revenue, on a ship-to destination basis. For the three months ended March 31, 2024, Brazil accounted for 10.5% of consolidated revenue, on a ship-to destination basis.
A significant portion of the Company’s consolidated total assets, including the majority of cash, is held in the United States. The Company’s long-lived assets, which primarily consist of property and equipment and intangible assets located in Costa Rica, represented 72% and 78% of the total long-lived assets as of March 31, 2025 and December 31, 2024, respectively.
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
Substantially all of the Company’s revenue has been derived from sales of its products in international markets, principally Europe, the Middle East, Latin America, and Asia. In the international markets in which the Company operates, the Company uses a combination of distributors and direct sales to customers. In the United States, the Company sells directly to customers. The Company performs ongoing credit evaluations of its distributors and customers, does not require collateral, and maintains allowances for potential credit losses on customer accounts when deemed necessary.
Substantially all of the Company’s revenues were derived from the sale of Motiva Implants. During the three months ended March 31, 2025 and 2024, no customer accounted for more than 10% of the Company’s revenue. One customer accounted for approximately 19.5% and 17.0% of the Company’s trade accounts receivable balance as of March 31, 2025 and December 31, 2024, respectively.
The Company relies on Avantor, Inc., or Avantor, as the sole supplier of medical-grade silicone used in Motiva Implants. During the three months ended March 31, 2025 and 2024, the Company had purchases of $25.1 million, or 79.0% of total purchases, and $4.9 million, or 54.0% of total purchases, respectively, from Avantor. As of March 31, 2025 and December 31, 2024, the Company had an outstanding balance owed to this vendor of $15.6 million and $15.0 million, respectively.
The Company’s financial condition and future results of operations involve a number of risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, unfavorable economic conditions, uncertainty of continued or new regulatory approval of the Company’s current and potential future products, uncertainty of market acceptance of the Company’s products, competition from substitute products and larger companies, securing and protecting proprietary technology, access to capital, strategic relationships and dependence on key individuals and sole source suppliers.

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
Cash and Cash Equivalents
The Company’s cash consists of cash maintained in checking and interest-bearing accounts. The majority of the Company’s cash is held at two financial institutions in the United States, with balances in excess of FDIC insurance limits The Company accounts for financial instruments with original maturities of three months or less at the date of purchase as cash equivalents. The Company held $1.6 million and $3.0 million in cash equivalents as of March 31, 2025 and December 31, 2024, respectively.
Accounts Receivable and Allowance for Credit Losses
Accounts receivable balance is stated at invoice value less estimated allowances for returns and credit losses. The Company continually monitors customer payments and maintains an allowance for estimated losses resulting from customers’ inability to make required payments. In evaluating the Company’s ability to collect outstanding receivable balances, the Company considers various factors including the age of the balance, the creditworthiness of the customer, which is assessed based on ongoing credit evaluations and payment history, and the customer’s current financial condition. In cases where there are circumstances that may impair a specific customer’s ability to meet its financial obligations, an allowance is recorded against amounts due, which reduces the net recognized receivable to the amount reasonably believed to be collectible. Allowance of credit losses of $5.0 million and $3.1 million has been recorded as of March 31, 2025 and December 31, 2024, respectively.
Inventory and Cost of Revenue
Inventory is stated at the lower of cost to purchase or manufacture the inventory or the net realizable value of such inventory. Cost is determined using the standard cost method which approximates actual costs using the first-in, first-out basis. The Company regularly reviews inventory quantities, actual losses, projected future demand, and remaining shelf life to record a provision for obsolete and/or damaged inventory. Provision for inventory obsolescence of $4.5 million and $4.2 million has been recorded as of March 31, 2025 and December 31, 2024, respectively.
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
Shipping and Handling Costs
Shipping and handling costs are expensed as incurred and are included in selling, general and administrative, or SG&A, expenses. For the three months ended March 31, 2025 and 2024, shipping and handling costs were $2.2 million and $1.7 million, respectively.
Revenue Recognition
The Company recognizes revenue related to sales of products to distributors or directly to customers in markets where it has regulatory approval, net of discounts and allowances. The Company recognizes revenue in accordance with Accounting Standards Codification, or ASC, Revenue from Contracts with Customers (Topic

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
The Company recognizes revenue when title to the product and risk of loss transfer to customers, provided there are no remaining performance obligations required of the Company or any written matters requiring customer acceptance. The Company allows for the return of products from direct customers in certain regions in limited instances within fifteen days to sixty days after the original sale and records estimated sales returns as a reduction of sales in the same period revenue is recognized. Appropriate reserves are established for anticipated sales returns based on historical experience, recent gross sales and any notification of pending returns. Actual sales returns in any future period are inherently uncertain and thus may differ from the estimates. If actual sales returns differ significantly from the estimates, an adjustment to revenue in the current or subsequent period is recorded. An allowance of $0.8 million and $0.4 million was recorded for product returns as of March 31, 2025 and December 31, 2024, respectively. Taxes collected from customers for remittance to governmental authorities are excluded from net sales.
A portion of the Company’s revenue is generated from the sale of consigned inventory maintained at physician, hospital, or clinic locations. For these products, revenue is recognized at the time the Company is notified by the consignee that the product has been implanted, not when the consigned products are delivered to the consignee’s warehouse.
Revenue was generated in these primary geographic markets:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
EMEA (Europe / Middle East / Africa)	$21,393	$20,602
Latin America	7,128	7,905
Asia-Pacific	6,761	8,598
North America	6,095	62
Total revenue	$41,377	$37,167

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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
During the year ended December 31, 2024, there was no impairment of goodwill or intangible assets based on the qualitative assessments performed by the Company. As of March 31, 2025, no triggering events have occurred which would indicate that the acquired intangible asset values may not be recoverable.
Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. There were no impairment charges, or changes in estimated useful lives recorded during the year ended December 31, 2024. As of March 31, 2025, no triggering events have occurred which would indicate that the acquired long-lived asset values may not be recoverable.
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
There were no material uncertain tax positions in fiscal year 2024 or for the three months ended March 31, 2025.
Foreign Currency
The financial statements of the Company’s foreign subsidiaries whose functional currencies are the local currencies are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, stockholders’ equity at the historical rates of exchange, and income and expense amounts at the average exchange rate for the period. Translation adjustments resulting from the translation of the

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
subsidiaries’ accounts are included in “Accumulated other comprehensive income” as equity in the condensed consolidated balance sheet. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses resulting from foreign currency transactions are included within “Other income (expense), net” in the condensed consolidated statements of operations. For the three months ended March 31, 2025, foreign currency transaction gain amounted to $2.8 million as compared to a foreign currency transaction loss of $3.0 million for the three months ended March 31, 2024.
Contract Termination Costs
In the fourth quarter of 2024, the Company entered into a contract termination agreement with a third-party in connection with its Mia products in Europe. In lieu of a cash settlement, the Company and the third-party agreed to settle previous amounts incurred by each respective party from separate and unrelated contracts. As of December 31, 2024, the Company recorded an additional $1.5 million liability for contract termination payments resulting in a total loss on contract termination of $6.0 million reported under "Other income (expense), net". As of March 31, 2025, the Company has settled balances owed related to this contract termination.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following recent accounting pronouncements issued by the FASB could have a material effect on the Company’s financial statements:
Recently Adopted Accounting Standards
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, especially significant segment expenses, and provides new disclosure requirements for entities with a single reportable segment. The new guidance is effective for annual periods beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. The Company adopted ASU No. 2023-07 as of December 31, 2024, utilizing the modified retrospective method and accordingly did not recast comparative period financial information. Upon adoption, the Company expanded disclosures under “Segments” above.
Recently Issued Accounting Standards
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which enhances disclosure requirements over the disaggregation of relevant expense categories within the income statement. The new guidance requires tabular presentation of prescribed expense categories such as the purchases of inventory, employee compensation, depreciation, intangible asset amortization, and other specific expense, gains and losses required by existing GAAP, that reconciles to the face of the income statement. It is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the potential effect that the updated standard will have on the financial statement disclosures.
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
3.     Balance Sheet Accounts
Inventory, Net

	March 31, 2025	December 31, 2024
	(in thousands)
Raw materials	$48,126	$41,310
Work in process	2,453	2,454
Finished goods	39,846	35,002
Total inventory, net	$90,425	$78,766

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of March 31, 2025 and December 31, 2024, $11.2 million and $9.0 million of inventory was on consignment, respectively.
Prepaid Expenses and Other Current Assets

	March 31, 2025	December 31, 2024
	(in thousands)
Prepaid insurance	$2,008	$2,768
Prepaid services	1,045	571
Prepaid taxes	380	458
Prepaid assets	492	505
Prepaid raw materials and accessories	802	1,005
Prepaid U.S. clinical trial costs	139	184
Prepaid warranty and distribution rights	407	409
Prepaid software	1,052	408
Other	2,532	2,614
Total prepaid expenses	$8,857	$8,922

Property and Equipment, Net

	March 31, 2025	December 31, 2024
	(in thousands)
Machinery and equipment	$22,500	$22,764
Building improvements	17,041	16,902
Furniture and fixtures	14,885	14,772
Building	37,227	37,227
Leasehold improvements	2,561	2,516
Land	3,694	3,694
Vehicles	273	269
Construction in process	—	—
Total	98,181	98,144
Less: Accumulated depreciation and amortization	(21,791)	(20,116)
Total property and equipment, net	$76,390	$78,028

For the three months ended March 31, 2025 and 2024, depreciation and amortization expense related to property and equipment was $1.6 million and $0.9 million, respectively.
In August 2021, the Company entered into a contract with the Zona Franca Coyol, S.A., or ZFC, to begin construction of a new manufacturing facility in the Coyol Free Zone, or the CFZ, in Costa Rica. The construction for the newest facility was completed in June 2024. The Company also has the option to buy an adjacent lot of land for approximately $2.8 million and engage ZFC to construct an additional manufacturing facility.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Accrued Liabilities

	March 31, 2025	December 31, 2024
	(in thousands)
Performance bonus	$8,001	$6,235
Payroll and related expenses	6,282	4,832
Operating lease liabilities - current	1,558	1,514
Commissions	2,427	1,312
Professional and legal services	1,339	876
Taxes	177	153
Warranty reserve	153	141
Other	667	1,473
Total accrued liabilities	$20,604	$16,536

Other Liabilities, Short-Term

	March 31, 2025	December 31, 2024
	(in thousands)
Deferred revenue	$1,444	$1,749
Consideration payable for business acquisitions	851	2,774
Contingent consideration payable for business acquisitions	—	737
Other	951	1,722
Total other liabilities, short-term	$3,246	$6,982

Other Liabilities, Long-Term

	March 31, 2025	December 31, 2024
	(in thousands)
Deferred revenue	$1,080	$1,124
Consideration payable for business acquisitions	290	278
Contingent consideration payable for business acquisitions	182	174
Other	81	102
Total other liabilities, long-term	$1,633	$1,678

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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company’s goodwill and most intangibles at March 31, 2025 are the result of previous asset and business acquisitions. Finite-lived intangibles are amortized over their estimated useful lives based on expected future benefit.
In addition to the intangibles acquired, the Company capitalized certain patent and license rights as identified intangibles based on patent and license rights agreements entered into over the past several years. Additionally, the Company capitalized certain software development costs.
Changes in the carrying amount of goodwill during the three months ended March 31, 2025 were as follows:

	Balance as of January 1, 2025	Additions	Accumulated Impairment Losses	Balance as of March 31, 2025
	(in thousands)
Goodwill	$1,209	$—	$—	$1,209

The carrying amounts of these intangible assets other than goodwill as of March 31, 2025 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives
	(in thousands)			(in years)
Patents and license rights	$2,033	$(1,530)	$503	7-12
Customer relationships	3,530	(2,032)	1,498	4-10
510(k) authorization	567	(354)	213	15
Developed technology	62	(62)	—	10
Capitalized software development costs	14,241	(5,574)	8,667	2-5
Other	183	(91)	92	2-5
Capitalized software development costs not yet amortized	152	—	152
Patents and license rights not yet amortized	441	—	441
Total intangibles other than goodwill	$21,209	$(9,643)	$11,566

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The carrying amounts of intangible assets other than goodwill as of December 31, 2024 were as follows:

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

The amortization expense associated with intangible assets was $0.8 million and $0.3 million for each of the three months ended March 31, 2025 and 2024, respectively. Non-product related amortization is recorded in SG&A while product related amortization is recorded in cost of revenue.
As of March 31, 2025, the amortization expense related to identifiable intangible assets, with definite useful lives, in future periods is expected to be as follows:

Year Ending December 31,	Amortization Expense
(in thousands)
2025 (remaining)	$2,332
2026	2,655
2027	2,192
2028	1,882
2029	898
Thereafter	1,014
Total expected future amortization expense	$10,973

The Company evaluates the recoverability of goodwill and indefinite-lived intangible assets annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. During the year ended December 31, 2024, there was no impairment of goodwill or intangible assets based on the qualitative assessments performed by the Company. As of March 31, 2025, no triggering events have occurred which would indicate that the acquired intangible asset values may not be recoverable.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy at March 31, 2025:

	Fair Value Measurements at March 31, 2025
	Total	Level 1	Level 2	Level 3

	(in thousands)
Liabilities
Acquisition-related contingent consideration	182	—	—	182
	$182	$—	$—	$182

	Fair Value Measurements at December 31, 2024
	Total	Level 1	Level 2	Level 3

	(in thousands)
Liabilities
Acquisition-related contingent consideration	973	—	—	973
	$973	$—	$—	$973

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
The fair value of the contingent consideration arrangement of $0.2 million as of March 31, 2025 was estimated by applying the income approach which used significant inputs that are not observable in the market and thus represents a Level 3 measurement. Key assumptions included (a) a discount rate of 12.5 percent, (b) 2024 revenue of approximately $6.0 million (actual, assumed to be reliably forecasted as of the date of valuation); c) 2025 revenue forecasted using a normal distribution with approximately $6.4 million as the base case and a range determined based on volatility of 10%, and d) an assumption that operating expense targets will be met. The Company retains the option to settle the outstanding payments either in cash or in the Company’s common shares.
The estimates are based, in part, on subjective assumptions and could differ materially in the future. During the

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
periods presented, the Company has not changed the manner in which it values liabilities that are measured at fair value using Level 3 inputs. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the three months ended March 31, 2025 or during the year ended December 31, 2024.
The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments as follows:

Acquisition-related Contingent Consideration
(in thousands)
Balance at December 31, 2024	$973
Reclassification	(787)
Change in fair value	$(4)
Balance at March 31, 2025	$182

During the three months ended March 31, 2025, part of the contingent consideration recorded as of December 31, 2024 became not contingent and is included in “Other Liabilities, short-term”. The change in fair value is related to the foreign currency fluctuations.
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
On November 7, 2024, the Company entered into a Third Amendment to the Credit Agreement, or the Third Amendment. which amends terms applicable to the remaining available tranche during the date of agreement, the Tranche D Term Loans. The terms of the Tranche A Term Loans, Tranche B Term Loans and Tranche C Term Loans were not modified.
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
•The third tranche, or the Tranche C Term Loan, of $25 million was advanced in October 2024 at the Company’s election following the Administrative Agent’s receipt of evidence that the specified FDA’s approval of Motiva Implants for augmentation use in the United States had been issued, subject to the other terms and conditions of the Credit Agreement and the Amendment.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
•The fourth tranche, or the Tranche D Term Loan, of $25 million will be advanced at the Company’s election prior to December 31, 2025, subject to the Administrative Agent having received evidence that a specified gross sales threshold, or the Tranche D Funding Milestone, has been met, and subject to the other terms and conditions of the Credit Agreement, the Second Amendment, and the Third Amendment. The Second Amendment reduced the applicable gross sales threshold from trailing twelve-month gross sales of $225 million to $195 million. The Third Amendment added an additional gross sales threshold of $30 million in the United States with respect to Motiva Implants and the Motiva Flora Tissue Expander product.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
As of March 31, 2025, the effective interest rate under the Credit Agreement is 10.4%, and the weighted average interest rate is 9.1%. In connection with the Credit Agreement, the Company incurred $5.8 million and $4.3 million in interest expense during the three months ended March 31, 2025 and 2024, respectively. No principal payments are due on the Term Loans until the final maturity date on April 26, 2027.
As of March 31, 2025, $221.4 million was outstanding under the Credit Agreement representing the initial principal of $150 million for the Tranche A Term Loan, $25 million for the Tranche B Term Loan, $25 million for the Tranche C Term Loan and $21.4 million of interest accrued into the principal balance.
The Company recorded Oaktree debt on the condensed consolidated balance sheets as follows:

	March 31, 2025	December 31, 2024
	(in thousands)
Principal	$221,367	$221,367
Net unamortized debt discount and issuance costs	(1,027)	(1,790)
Net carrying value of Oaktree debt	$220,340	$219,577

As of March 31, 2025, the Company was in compliance with all financial debt covenants.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
During the three months ended March 31, 2025, the Company earned income from subleasing a warehouse facility for the remaining life of an existing master lease. The sublease agreement did not release the Company from its obligations under the master lease, and no modifications were made to the lease agreement. Income from the sublease is recognized on a straight-line basis over the term of the agreement.
The Company’s lease and sublease agreements do not contain any termination options, material residual value guarantees, material bargain purchase options or material restrictive covenants. The Company does not have any lease transactions with related parties.
Total lease cost includes the following components:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Operating lease expense cost	$518	$313
Sublease income	(78)	(78)
Total lease cost, net of sublease income	$440	$235

	March 31, 2025	December 31, 2024
Supplemental balance sheet information	(in thousands)
Operating lease right-of-use assets	$5,192	$5,561

Operating lease liabilities - short-term	$1,558	$1,514
Operating lease liabilities - long-term	3,803	4,203
Total operating lease liabilities	$5,361	$5,717

Weighted-average remaining lease term (years)
Operating leases	3.2	3.4

Weighted-average discount rate (%)
Operating leases	11.1%	11.1%

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	(in thousands)
Operating cash outflows from operating lease expenses	$517	$306
Operating cash inflows from sublease	(83)	(80)
Operating cash outflows from operating leases, net of sublease income	$434	$226

ROU assets obtained in exchange for new lease liabilities
Operating leases	$—	$734

Maturities of lease liabilities as of March 31, 2025 were as follows:

Years Ending December 31,	Operating Leases
(in thousands)
2025 (remaining)	$1,532
2026	1,938
2027	1,659
2028	837
2029	433
Thereafter	100
Total future minimum lease payments	6,499
Less: Amount of lease payments representing interest	(1,138)
Present value of future minimum lease payments	$5,361

The undiscounted future cash receipts from the Company’s sublease as of March 31, 2025 were as follows:

Years Ending December 31,	Sublease
(in thousands)
2025 (remaining)	$249
2026	343
2027	355
2028	368
2029	315
Thereafter	—
Total undiscounted future sublease cash receipts	$1,630

8.    Shareholders’ Equity
Under the Company’s Amended and Restated Memorandum of Association and Articles of Association, or Articles, in effect as of March 31, 2025 and December 31, 2024, the Company has authorized an unlimited number of common shares with no par value.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of March 31, 2025 and December 31, 2024, 29,316,407 and 29,195,439 common shares, respectively, were issued and 28,908,337 and 28,787,369 common shares, respectively, were outstanding.
During the three months ended March 31, 2025, the Company granted stock options and RSUs to employees and contractors (see Note 10).
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
The Company had reserved common shares for future issuances as follows:

	March 31, 2025	December 31, 2024
Warrants to purchase common shares	626,589	626,589
Options to purchase common shares	1,643,039	1,413,948
Remaining shares available under the 2018 Equity Incentive Plan	2,372,163	2,068,033
Shares issuable on vesting of grants of RSUs	384,841	295,705
Remaining shares available under the 2018 ESPP	1,409,000	1,222,000
Total common shares reserved for future issuances	6,435,632	5,626,275

9.    Warrants
In January 2024, the Company issued pre-funded warrants for the purchase of 898,435 common shares to select institutional accredited investors at a fixed exercise price of $0.001 per share. In November 2024, the Company issued pre-funded warrants for the purchase of up to 360,968 common shares to a limited number of purchasers at a fixed exercise price of $0.001 per share.
During the three months ended March 31, 2025, zero warrants were exercised. As of March 31, 2025 and December 31, 2024, warrants to purchase 626,589 common shares were outstanding and exercisable, as set

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
forth in the table below.

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
Pursuant to the “evergreen” provision contained in the 2018 Plan, the number of common shares reserved for issuance under the 2018 Plan automatically increases on first day of each fiscal year, commencing on January 1, 2019, in an amount equal to the least of (1) 750,000 shares, (2) 4% of the total number of the Company’s common shares outstanding on the last day of the preceding fiscal year, or (3) a number of common shares as may be determined by the Company’s Board of Directors prior to any such increase date. On each of January 1, 2019 through 2025 the number of common shares authorized for issuance increased automatically by 750,000 shares in accordance with the evergreen provision, increasing the maximum number of common shares reserved under the 2018 Plan to 6,750,000.
During the periods presented, the Company recorded the following share-based compensation expense for stock options and RSUs:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Sales, general and administrative	$2,026	$2,908
Research and development	408	536
Total stock compensation expense	$2,434	$3,444

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Stock Options

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2024	1,413,948	$47.96	6.30	$14,010
Granted (weighted-average fair value $19.92 per share)	243,440	34.82
Exercised	(4,260)	18.63
Forfeited/canceled	(10,089)	60.62
Balances at March 31, 2025	1,643,039	$45.87	6.52	$12,177

As of March 31, 2025, 1,080,707 options were vested and exercisable with a weighted-average exercise price of $45.46 per share and a total aggregate intrinsic value of $10.5 million.
The intrinsic value of the options exercised during the three months ended March 31, 2025 and 2024 was $0.1 million and $1.1 million, respectively. Upon the exercise of stock options, the Company issued new shares from its authorized shares.
At March 31, 2025, unrecognized compensation expense was $12.5 million related to stock options granted to employees and members of the Board of Directors and $1.0 million related to stock options granted to consultants. The weighted-average period over which such compensation expense will be recognized is 2.9 years.
Stock Options Granted to Employees
Share-based compensation expense for employees is based on the grant date fair value. The Company recognizes compensation expense for all share-based awards ratably on a straight-line basis over the requisite service period of the awards, which is generally the vesting term of four years. During the three months ended March 31, 2025 and 2024, the Company recognized $1.6 million and $1.8 million, respectively, of share-based compensation expense for stock options granted to employees.
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
The fair value of stock options granted to employees was estimated using the following assumptions:

	Three Months Ended March 31,
	2025	2024
Volatility	55%	71% - 75%
Risk-free interest rate	4.1%	4.1% - 4.8%
Term (in years)	6.25	6.25
Dividend yield	—	—

Stock Options Granted to Non-Employees
Share-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned using an accelerated attribution method. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered. For the three months ended March 31, 2025 and 2024, the Company recognized expense of $0.1 million each for stock options granted to consultants.
The fair value of stock options granted to consultants was estimated using the following assumptions during the following periods presented:

	Three Months Ended March 31,
	2025	2024
Volatility	54%	65% - 68%
Risk-free interest rate	4.3%	4.1% - 4.5%
Term (in years)	10	10
Dividend yield	—	—

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Restricted Stock
Each vested RSU entitles the holder to be issued one common share. These awards vest according to a vesting schedule determined by the Board of Directors or the Compensation Committee of the Company’s Board of Directors, generally over a one to four year period.
The following table represents RSU activity for fiscal 2025:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding unvested at December 31, 2024	295,705	$48.53
Granted	135,083	34.82
Vested	(33,530)	55.42
Forfeited/canceled	(42,874)	49.57
Outstanding unvested at March 31, 2025	354,384	$42.53

The fair value of RSUs is the grant date market value of common shares. The Company recognizes share-based compensation expense related to RSUs using a straight-line method over the vesting term of the awards. The share-based compensation expense for RSUs that vested during the three months ended March 31, 2025 and 2024, was $0.7 million and $1.5 million, respectively, which was calculated based on the market value of the Company’s common shares on the applicable grant date.
As of March 31, 2025, the Company had unrecognized share-based compensation cost of approximately $13.2 million associated with unvested awards of RSUs. This cost is expected to be recognized over a weighted-average period of approximately 2.8 years.
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
The potential undiscounted amount of all future contingent payments that the Company could be required to make is not capped. The fair value of the contingent consideration arrangement of $1.0 million on the acquisition date

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
was estimated by applying the income approach which used significant inputs that are not observable in the market (Level 3 inputs). Key assumptions included (a) a discount rate of 12.5%; b) 2025 revenue forecasted using a normal distribution with approximately $6.4 million as the base case and a range determined based on volatility of 10%; and c) an assumption that operating expense targets will be met. As of March 31, 2025, the consideration payable related to the 2024 revenue milestone was settled to be $0.9 million and is no longer considered contingent.
As of March 31, 2025, the amount recognized for the contingent consideration arrangement, the range of outcomes, and the assumptions used to develop the estimates had not materially changed.
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
On January 13, 2025, the Company paid approximately $0.3 million in cash and approximately $2.4 million in the Company’s common stock.
The following table summarizes the consideration still payable at March 31, 2025:

(in thousands)
Contingent consideration payable	$182
Consideration payable	1,142
Total liabilities	$1,324

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
The fair value of the acquired identifiable intangible assets of $1.5 million was related to customer-related intangibles (i.e. customer lists and related customer relationships) and is amortized over the estimated useful life of 10 years. The fair value was determined using the distributor method of the income approach with significant assumptions being discount rate of 17.5% and revenue attrition rate of 25.0%.
Financial liabilities of $0.5 million primarily consisted of accounts payable of $0.2 million, accrued liabilities primarily related to salaries and fringes of $0.2 million and a loan payable of $0.1 million. As of March 31, 2025, there has been no change since October 1, 2024, in the amount recognized for the liability or any change in the range of outcomes or assumptions used to develop the estimates.
The goodwill of $0.8 million arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and the acquired entities. None of the goodwill recognized is expected to be deductible for income tax purposes. As of March 31, 2025, there were no changes in the recognized amounts of goodwill resulting from the acquisition.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
12.    Net Loss Per Share
The following table summarizes the computation of basic and diluted net loss per share for the periods presented:

	Three Months Ended March 31,
	2025	2024
	(in thousands, except share and per share data)
Numerator:
Net loss	$(20,710)	$(16,202)
Denominator:
Weighted average common shares used for basic and diluted earnings per share	29,475,649	27,788,120
Net loss per share:
Basic and diluted	$(0.70)	$(0.58)

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
The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares:

	Three Months Ended March 31,
	2025	2024
Options to purchase common shares	1,643,039	1,517,183
Shares issuable on vesting of grants of RSUs	384,841	312,426
Total potentially dilutive shares outstanding	2,027,880	1,829,609

13.    Related Party Transactions
During the three months ended March 31, 2025 and 2024, the Company recorded revenue of $0.3 million and $0.2 million each for product sales to Herramientas Medicas, S.A., a distribution company owned by a family member of the Company’s former Chief Executive Officer Juan José Chacón Quirós. Accounts receivable owed to the Company from this distribution company amounted to approximately $0.4 million as of both March 31, 2025 and December 31, 2024.
In 2016, the Company also entered into a separate agreement with Dr. Chacón Quirós, the brother of the Company’s former Chief Executive Officer Juan José Chacón Quirós, to maintain his clinic in Costa Rica as a MotivaImagine Excellence Center and to host and train physicians in the use of Company products in relevant procedures, among other services, in exchange for cash reimbursement of up to $4,500 per day that such services are rendered. In August 2022, the Company entered into a new agreement with Dr. Chacón Quirós, replacing the original agreement, to continue the training services in exchange for cash reimbursement of his hourly rate of $531 when such services are rendered. During the three months ended March 31, 2025 and 2024, the Company paid Dr. Chacón Quirós approximately $15,000 and $30,000, respectively, for services rendered.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
During the three months ended March 31, 2024, the Company paid Ms. Gersh, a former member of the board of directors, $43,750 for consulting services she performed for the Company.
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
As of March 31, 2025, the Company has 48 employees in Brazil and 4 employees in Argentina who are represented by a labor union.
15.     Commitments and Contingencies
Contingencies
Periodically, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. As of March 31, 2025 and December 31, 2024, there has been no material contingent liabilities, individually or in aggregate, in the Company's financial condition, results of operations or cash flows, except for contingent consideration related to a business acquisition (see Note 5).
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
Overview
Our line of silicone gel-filled breast implants, branded as Motiva Implants, is the centerpiece of our medical technology platform and, to date, are commercially available in 95 countries, including, most recently, in the United States. Our post-market surveillance data (which was not generated in connection with a United States Food and Drug Administration, or FDA, pre-market approval, or PMA, study collected at defined follow-ups but was patient or practitioner reported) and published third-party registries and data indicate that Motiva Implants have low rates of adverse events (including rupture, capsular contracture, and safety related reoperations) that we believe compare favorably with those of our competitors. We believe the proprietary technologies that differentiate our Motiva Implants enable improved safety and aesthetic outcomes and drive our revenue growth. We have developed other complementary products and services, which are aimed at further enhancing patient outcomes.
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
Financial Highlights
Our revenue for the three months ended March 31, 2025 and 2024 was $41.4 million and $37.2 million, respectively, an increase of $4.2 million, or 11.3%. Net losses were $20.7 million for the three months ended March 31, 2025 as compared to $16.2 million for the three months ended March 31, 2024. As of March 31, 2025 we had an accumulated deficit of $465.4 million.
Our cash balance as of March 31, 2025 was $69.2 million.
Recent Developments
Regulatory and Operational Updates
On May 7, 2025, we announced the appointment of Peter Caldini as Chief Executive Officer.
On March 6, 2025, we announced a partnership with GRAMMY Award-winning singer-songwriter Meghan Trainor.
In February 2025, we launched Preservé, a minimally invasive breast tissue-preserving technology for breast augmentation, revision augmentation and mastopexy augmentation. The initial commercial launch took place in Brazil, with additional launches planned in other countries throughout 2025.
In January 2025, we announced the retirement of Juan José Chacón-Quirós as CEO, effective March 1, 2025. Peter Caldini, our current President, began serving as Interim CEO, effective the same day. Following his departure as Chief Executive Officer, Mr. Chacón-Quirós continues to serve as a member of the Board and as an advisor with the Company.
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
Financing Activities
On November 7, 2024, we entered into a securities purchase agreement with a limited number of purchasers in connection with a registered direct offering of 765,696 common shares and pre-funded warrants to purchase up to 328,154 common shares. We also agreed to issue up to 76,569 additional common shares and additional pre-funded warrants to purchase up to 32,814 common shares for no additional consideration if the average closing price of our common shares on The Nasdaq Capital Market, or Nasdaq, during the period from January 1, 2025 to August 31, 2025 does not exceed $45.71, the price per common share sold in the offering. Our net proceeds from the offering, after deducting offering expenses, were approximately $49.7 million. See Note 8 “Shareholders’ Equity” for additional information.
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
We commenced sales of our Motiva Implants in October 2010, which have historically accounted for the majority of our revenues. Sales of our Motiva Implants accounted for over 95% of our revenues for the three months ended March 31, 2025, and we expect our revenues to continue to be driven primarily by sales of these products.

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
Cost of Revenue and Gross Margin
Our implants are manufactured at our facilities in Costa Rica. Construction of our new facility in Costa Rica was completed in June 2024. Subsequently, the smallest manufacturing facility ceased production in September 2024. Cost of revenue is primarily the cost of silicone but also includes other raw materials, packaging, components, quality assurance, labor costs, as well as manufacturing and overhead expenses. Cost of revenue also includes depreciation expense for production equipment and amortization of certain intangible assets.
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
We expect our R&D expenses to remain elevated for the foreseeable future as we continue to advance our products under development, as well as initiate and prepare for additional clinical studies. We received an approval of an IDE from the FDA and enrolled the first patient in 2018. In September 2024, we received FDA approval for our Motiva Implants. As part of the post market approval condition requirements, in addition to the continuing follow-ups related to the IDE, the FDA requires a post-approval study, or PAS, to investigate the general post-market usage and endpoints not addressed during premarket evaluations. This study focuses on women undergoing primary breast augmentation and revision surgeries, along with a control group engaged in an aesthetic procedure other than breast implants. PAS is a decade-long study that will enroll 2,400 patients divided into three cohorts across up to 50 study sites in the U.S. Enrollment for the study sites began in April 2025, with the first patients scheduled to be enrolled in May 2025.
Our initial projections estimated the cost of the IDE clinical trial between $30.0 million and $40.0 million over the duration of the clinical trial period of ten years. As of March 31, 2025, approximately $32.8 million has been spent on the trial to date. We also have other products under development for which we may be required to conduct clinical trials in future periods in order to receive regulatory approval to market these products.
Interest Expense
Interest expense consists primarily of cash and non-cash interest related to outstanding debt and amortization of debt discounts. As of March 31, 2025, we had $221.4 million in outstanding principal under our term loan, including interest accrued into the principal balance. See Note 6 “Debt” for additional information.
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
Business Update Regarding Macroeconomic Conditions
•Financial Results: Demand in fiscal 2025 improved in our EMEA market. Latin America, Brazil in particular, continues to suffer from weaker underlying demand for aesthetic and reconstructive plastic surgery compared to prior year; however, we saw a slight increase in revenue this quarter as compared to the fourth quarter of fiscal 2024. Our revenue in our Asia-Pacific market, China specifically, decreased as compared to the corresponding period of the prior year primarily due to our China distributor selling through inventory purchased in fiscal 2024 in preparation for commercial operations. This is a normal trajectory for a new distributor market, particularly one the size and complexity of China. In September 2024, we received FDA approval to sell Motiva Implants in the United States and continue to see strong demand from the plastic surgeon community and positive feedback. Motiva Implants generated $6.2 million in sales within the United States in the first quarter of 2025, and we foresee this momentum accelerating in the quarters ahead.
•Outlook: Demand for our products is dependent on the relative strength of the global and regional medical device markets, which are sensitive to general macroeconomic conditions. The current global macroeconomic environment remains complex, with escalating trade tensions, declining consumer sentiment and elevated inflation and interest rates driving reductions in discretionary spending in the markets we operate. While several regions are currently showing a good performance, the outlook remains dynamic. Following the commercial launch of Motiva Implants in the United States in October 2024, we have been able to achieve higher selling prices for our Motiva Implants in the United States compared to other geographies and expect a positive impact on our gross margins in 2025 correlated to the U.S. revenue growth. Our commercial and operational activities increased following the FDA approval of Motiva Implants. As a result, we expect overall operating expenses to increase as compared to 2024, although we remain focused on managing operating expenses.
For additional information on the various risks and other uncertain macroeconomic conditions on our business, financial condition and results of operations, please see Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q.

Consolidated Results of Operations
The following table sets forth our results of operations for the periods presented, in dollars:

	Three Months Ended March 31,
	2025	2024
	(unaudited) (in thousands)
Revenue	$41,377	$37,167
Cost of revenue	13,569	12,787
Gross profit	27,808	24,380
Operating expenses:
Sales, general and administrative	39,699	28,941
Research and development	5,055	4,273
Total operating expenses	44,754	33,214
Loss from operations	(16,946)	(8,834)
Interest expense	(5,853)	(4,381)
Other income (expense), net	3,003	(2,549)
Loss before income taxes	(19,796)	(15,764)
Provision for income taxes	(914)	(438)
Net loss	$(20,710)	$(16,202)

Comparison of the Three Months Ended March 31, 2025 and 2024

	Three Months Ended March 31,
	2025	2024
	(unaudited) (in thousands)
Revenue	$41,377	$37,167
Cost of revenue	13,569	12,787
Gross profit	$27,808	$24,380
Gross margin	67.2%	65.6%

Revenue
Revenue increased $4.2 million, or 11.3%, to $41.4 million for the three months ended March 31, 2025 as compared to $37.2 million for the three months ended March 31, 2024. The increase was primarily due to significantly higher sales in North America after FDA approval of Motiva Implants in September 2024 and a 4% increase in revenue in the EMEA market, partially offset by decreases in overall demand in Latin America and Asia-Pacific, resulting in an approximately 17% decrease in revenue in Latin-America as compared to the same period in fiscal 2024 and an approximately 14% decrease in revenue in the Asia-Pacific region as compared to the same period in fiscal 2024.
Cost of Revenue and Gross Margin
Cost of revenue increased $0.8 million, or 6.2%, to $13.6 million for the three months ended March 31, 2025 compared to $12.8 million for the three months ended March 31, 2024. The increase in cost of revenue is in line with the increase in revenue.
Gross margin increased to 67.2% for the three months ended March 31, 2025 compared to 65.6% for the three months ended March 31, 2024, primarily due to improved manufacturing efficiencies and favorable impact from sales within the United States due to higher selling prices in that region.
Operating Expenses

	Three Months Ended March 31,
	2025	2024
	(unaudited) (in thousands)
Sales, general and administrative	$39,699	$28,941
Research and development	5,055	4,273
Total operating expenses	$44,754	$33,214

Sales, General and Administrative Expense
SG&A expense increased $10.8 million, or 37.4%, to $39.7 million for the three months ended March 31, 2025, compared to $28.9 million for the three months ended March 31, 2024. The increase in SG&A was primarily due to a $2.9 million increase in personnel and related costs, a $1.8 million increase in commissions, a $1.6 million increase in sales and marketing expenses, a $1.5 million increase in bad debt expense, a $1.0 million increase in facilities costs, a $0.9 million increase in depreciation and amortization expenses, a $0.8 million increase in freight associated with higher sales and a $0.4 million increase in insurance expenses, partially offset by a $0.9 million decrease in consulting fees.
Research and Development Expense
R&D expense increased $0.8 million, or 18.6%, to $5.1 million for the three months ended March 31, 2025, compared to $4.3 million for the three months ended March 31, 2024. The increase in R&D expense was primarily due to a $0.6 million increase in personnel cost and a $0.2 million increase in expenditures related to our IDE clinical trial in the United States.
Interest Expense
Interest expense was $5.9 million for the three months ended March 31, 2025, compared to $4.4 million for the three months ended March 31, 2024. The increase was primarily due to an increase in debt principal.
Provision for Income Taxes
Provision for income taxes increased $0.5 million, or 125.0%, to $0.9 million for the three months ended March 31, 2025, compared to $0.4 million for the three months ended March 31, 2024. The change in the provision for income taxes is primarily due to an increase in pre-tax income in certain US and foreign jurisdictions.
Other Income (Expense), Net
Other income (expense), net increased $5.8 million to a gain of $2.8 million for the three months ended March 31, 2025, compared to a loss of $3.0 million for the three months ended March 31, 2024. The increase was primarily due to the foreign currency fluctuations of the Brazilian real and euro as compared to the U.S. dollar in fiscal 2025 and 2024, resulting in a foreign currency transaction gain of $2.8 million, the majority of which remains unrealized, for the three months ended March 31, 2025, compared to a $3.0 million loss for the three months ended March 31, 2024.
Liquidity and Capital Resources
As of March 31, 2025, we had an accumulated deficit of $465.4 million. Since our inception, we have generated losses and expect to continue to generate losses in the near term. We have financed our operations through a combination of equity financings and debt financings, and from cash generated from operations, primarily from the collection of accounts receivable resulting from sales. Our historical cash outflows have primarily been associated with cash used for operating activities such as expansion of our sales and marketing and distributor infrastructure, investing in inventory, R&D activities, asset acquisitions, capital improvements, including our new manufacturing facility, and other working capital needs. As of March 31, 2025 and December 31, 2024, we had cash of $69.2 million and $90.3 million, respectively.
As described above under “Recent Developments - Financing Activities,” in February 2024 and November 2024, we entered into amendments to the Credit Agreement, which, among other changes, extended the termination date for commitments for Tranche C and Tranche D Term Loans and modified the milestones triggering the availability of those loans. The Tranche C Term Loan of $25 million was advanced in October 2024. See Note 6 “Debt” for additional information.
During 2024, we also engaged in capital markets financing activities. These included a registered direct offering of common shares and pre-funded warrants to purchase common shares that closed on November 12, 2024 and generated net proceeds to us, after deducting offering expenses, of approximately $49.7 million, and a private offering of our common shares and pre-funded warrants to purchase our common shares that we completed in January 2024 resulting in net proceeds to us, after deducting offering expenses, of approximately $49.7 million. In 2023, we completed an underwritten public offering of common shares, resulting in net proceeds to us after deducting underwriting discounts and offering expenses of approximately $84.6 million. See Note 8 “Shareholders’ Equity” for additional information.
Our short-term liquidity requirements consist primarily of operating expenses and interest payments on the Credit Agreement. We believe that our available cash and cash from operations will be sufficient to satisfy our liquidity requirements for at least the next 12 months, including our contractual and other obligations summarized in our Annual Report on Form 10-K for the year ended December 31, 2024 under “Material Cash Requirements.” Our long-term liquidity needs consist primarily of operating expenses, including SG&A and R&D expenses related to our clinical trials, regulatory compliance and product development and funds necessary to pay for the interest and principal payment on our Term Loans. Our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect.
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
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Three Months Ended March 31,
	2025	2024
	(unaudited) (in thousands)
Net cash provided by (used in):
Operating activities	$(20,725)	$(11,152)
Investing activities	(1,336)	(6,626)
Financing activities	(203)	51,043
Effect of exchange rate changes on cash	1,095	(320)
Net increase/(decrease) in cash	$(21,169)	$32,945

Net Cash Used in Operating Activities
Net cash used in operating activities of $20.7 million for the three months ended March 31, 2025 was primarily comprised of a net loss of $20.7 million, changes in operating assets and liabilities of $5.2 million and $3.5 million of unrealized foreign currency gain, partially offset by $2.4 million of share-based compensation expense, $2.3 million of non-cash depreciation and amortization expense, a $1.7 million change in allowance for credit losses, $0.8 million of non-cash interest expense due to accretion of debt discounts, $0.7 million change in provision for inventory obsolescence, a $0.4 million loss from disposal of property and equipment, $0.2 million of right-to-use asset amortization and $0.1 million in stock compensation in lieu of cash fees.
Net cash used in operating activities of $11.2 million for the three months ended March 31, 2024 was primarily comprised of a net loss of $16.2 million, changes in operating assets and liabilities of $5.7 million, and $0.5 million of interest capitalized for construction in progress, partially offset by $3.4 million of non-cash interest expense due to accretion of debt discounts, $3.4 million of share-based compensation expense, $2.0 million of unrealized foreign currency loss, $1.3 million of non-cash depreciation and amortization expense, a $0.6 million change in provision for inventory obsolescence, and a $0.3 million change in allowance for credit losses.
Net Cash Used in Investing Activities
Net cash used in investing activities of $1.3 million for the three months ended March 31, 2025 primarily reflected $0.8 million in purchases of property and equipment, $0.3 million in cash paid related to business acquisitions of Motiva Benelux BV and Motiva NL BV and $0.3 million in costs incurred for intangible assets primarily driven by the development of an enterprise resource planning system for the U.S. launch of Motiva Implants.
Net cash used in investing activities of $6.6 million for the three months ended March 31, 2024 primarily consisted $3.3 million in purchases of property and equipment primarily related to the new manufacturing facility, $1.9 million in purchases of intangibles primarily driven by the development of an enterprise resource planning system for our U.S. launch, and $1.4 million of cash paid for capital expenditures on construction in progress related to our new manufacturing facility in the CFZ in Costa Rica.
Net Cash Used in/Provided by Financing Activities
Net cash used in financing activities of $0.2 million for the three months ended March 31, 2025 primarily reflected $0.3 million paid to satisfy tax withholding obligations upon the vesting of restricted stock, partially offset by $0.1 million in proceeds received for stock option exercises
Net cash provided by financing activities of $51.0 million for the three months ended March 31, 2024 primarily reflected $49.7 million of proceeds received for the issuance of common shares and pre-funded warrants, net of offering expenses, from our private placement offering in January 2024 and $1.4 million in proceeds received for stock option exercises partially offset by $0.1 million paid to satisfy tax withholding obligations upon the vesting of restricted stock.
Material Cash Requirements
Our material cash requirements have not changed materially from those included in our Annual Report on Form 10-K filed with the SEC on February 28, 2025.
Indebtedness
On April 26, 2022, or the Closing Date, we entered into the Credit Agreement, pursuant to which the Lenders agreed to make term loans to the Company in an aggregate principal amount of up to $225 million, which we collectively refer to as the Term Loans, with the first tranche of $150 million advanced on the Closing Date. Part of the first tranche was used to repay the outstanding principal and interest under the Madryn Credit Agreement in full, including the early repayment penalty of $6.5 million. In December 2022, we qualified to borrow and received an advance of $25 million under the second tranche and, in October 2024, we qualified to borrow and received an advance of an additional $25 million under the third tranche. In February 2024, we amended the Credit Agreement to modify the access conditions, commitment termination dates and interest rates for the two then-remaining available tranches, Tranche C Term Loans and Tranche D Term Loans. Our ability to draw down the Tranche D Term Loan under the Credit Agreement will depend on our ability to satisfy the gross sales thresholds required to advance the tranches by the dates specified.
The Term Loans will mature on the 5-year anniversary of the Closing Date and accrue interest at a rate equal to 9% per annum for Tranche A and Tranche B, 10% per annum for Tranche C and Tranche D, or, at any time following the Tranche C Funding Milestone and the Administrative Agent’s receipt of evidence that a gross sale threshold of $225 million in trailing twelve month gross sales have been met, 8.25% per annum. As of March 31, 2025, $221.4 million was outstanding under the Credit Agreement, representing the initial principal of $150 million for the Tranche A Term Loan, $25 million for the Tranche B Term Loan, $25 million for the Tranche C Term Loan and $21.4 million of interest accrued into the principal balance.
See “Liquidity and Capital Resources” above and Note 6 “Debt” for additional information.
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
We identified certain critical accounting policies that affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements for the year ended December 31, 2024 included in our Annual Report on Form 10-K filed with the SEC on February 28, 2025, which we disclosed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations―Critical Accounting Policies, Significant Judgments and Use of Estimates in the Annual Report on Form 10-K. We have not made any material changes to these policies as previously disclosed in the Form 10-K.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk during the three months ended March 31, 2025 has not materially changed from what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. See Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of March 31, 2025, the end of the period covered by this Quarterly Report on From 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report at the reasonable assurance level.
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
Manufacturing of silicone breast implants requires costly capital equipment and a highly skilled workforce. There is a significant lead time to build and certify a new manufacturing facility. Until 2017, we had one manufacturing facility in Costa Rica, causing occasional inventory shortages. In March 2017, our second Costa Rica facility became operational, received MDSAP certification, and began shipping products. Construction of an additional facility started in 2021 and was completed in 2024. In August 2024, the smallest facility was shut down. Although we believe our current facilities give us adequate manufacturing capacity to meet current demand, we have, in the past, been unable to fill all incoming orders. If demand increases faster than we expect, or if we are unable to produce the quantity of goods that we expect with our current facilities, we may not be able to grow revenue at an optimal rate. There may be other negative effects from supply shortages, including loss of our reputation in the marketplace and a negative impact on our relationships with our distributors.
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
We have incurred losses to date and expect to continue to incur losses for the foreseeable future. Sales of our Motiva Implants accounted for approximately 95% of our revenues for the three months ended March 31, 2025 and 96% and 95% of our revenues for each of the years ended December 31, 2024 and 2023, respectively, and we expect our revenues to continue to be driven primarily by sales of these products. We also continue to incur significant research and development and general and administrative expenses related to our operations. We do not expect to be profitable in 2025, and in future years we expect to incur significant research and development expenses related to, among other things, the IDE clinical study of Motiva Implants in the United States. Investment in medical device product development, particularly clinical studies, is highly speculative. It entails substantial upfront capital expenditures and significant risk that any potential planned product will fail to demonstrate adequate accuracy or clinical utility. We may not be profitable for some time. As of March 31, 2025, we had an accumulated deficit of $465.4 million.

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
Our results of operations have been in the past, and could be in the future, adversely affected by general conditions in the global economy and in the global financial markets, such as trade wars, slower growth or recession, adverse impacts on currency exchange rates, continued inflation or decreases in consumer spending or confidence, as well as changing political conditions. A severe or prolonged economic downturn could result in a variety of risks to our business, including general economic pressure on our customers’ patients. Elective aesthetic procedures, including breast augmentation, are typically not covered by insurance and are less of a priority than other items for those patients that have lost their jobs, are furloughed, have reduced work hours or have to allocate their cash to other priorities. As a result, adverse changes in the global economy, including as a result of inflationary pressures, elevated interest rates, geopolitical conflicts, including the Russia-Ukraine war and the Hamas-Israel conflict, political instability or macroeconomic fallout from significant U.S. policy changes and government spending cuts, may cause consumers to reassess their spending choices and reduce demand for elective aesthetic procedures, which could have an adverse effect on our net sales and profitability. Additionally, there is significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations, and tariffs. The Trump administration has imposed additional tariffs on imported products and indicated it will continue to do so. The ultimate impact of tariffs will depend on various factors, including the scope, timing, amount, nature and implementation, but tariffs would likely have a negative impact on the global macroeconomy and on our business. In response to U.S. trade actions, certain countries have imposed and may continue to impose retaliatory actions against the U.S. These policies may lead to supply chain constraints and additional inflation, further increasing operational costs. and may also result in reductions in discretionary spending in the markets we operate and a reduction in demand for our products. A weak or declining global economy or disruptions caused by geopolitical uncertainty or regional political stability could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers or distributors to delay making payments for our products. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the economic climate and financial market conditions could adversely affect our business.
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
As of March 31, 2025, we had 1,034 employees. Unless it is necessary for us to make reductions to our workforce as a cost management strategy, over the next several years, we expect to experience growth in the number of our employees and the scope of our operations, principally in the areas of manufacturing and sales and marketing, and particularly as we continue to expand our operations in the wake of obtaining approval from the FDA to commercialize our Motiva Implants in the United States. We also intend to continue to improve our operational, financial and management controls, reporting systems and procedures, which may require additional personnel. Such growth could place a strain on our administrative and operational infrastructure, and/or our managerial abilities, and we may not be able to make improvements to our management information and control systems in an efficient or timely manner. We may discover deficiencies in existing systems and controls.
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
Our success in implementing our business strategy depends largely on the skills, experience and performance of members of our executive management team and other key employees, including Peter Caldini, our President and Chief Executive Officer, Roberto de Mezerville, our Chief Technology Officer, Rajbir Denhoy, our Chief Financial Officer, and Ross Mansbach, our General Counsel and Chief Compliance Officer. The collective efforts of each of these persons, and others working with them as a team, are critical as we continue to develop our tests and technologies and pursue our research and development and sales programs. In addition, we have experienced significant changes in our executive leadership in recent years, including in our Chief Executive Officer, Chief Operating Officer and General Counsel positions. As a result of the difficulty in locating qualified new management and other key employees, the loss or incapacity of existing members of our executive management team could adversely affect our operations. If we were to lose one or more key employees, we could experience difficulties in finding qualified successors, competing effectively, developing our technologies and implementing our business strategy. In addition, changes to strategic or operating goals, which can often times occur with the appointment of new executives and directors, can create uncertainty, may negatively impact our ability to execute quickly and effectively, and may ultimately be unsuccessful. Executive leadership transition periods are often difficult as the new executives gain detailed knowledge of our operations, and friction can result from changes in strategy and management style. Management turnover inherently causes some loss of institutional knowledge, which can negatively affect strategy and execution. We do not have “key person” life insurance on our senior executives, and the loss of any of the key team members would have a negative impact to our business and financial results. In addition, the job market in Costa Rica and other locations in which we operate has recently become more competitive and we are competing for talent with major multinational corporations which have significantly more resources than us, and we may find new difficulties in retaining our most talented employees.
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
We present our results of operations in U.S. dollars, which is our reporting currency. However, as of March 31, 2025, the majority of our revenues are denominated in currencies other than the U.S. dollar - primarily the euro, the Brazilian real, and the British pound. As of March 31, 2025, the majority of our expenses are denominated in U.S. dollars or in Costa Rican colones, which are linked to the U.S. dollar. In the future, we expect to have significant revenues and expenses denominated in these non-U.S. currencies. As such, unfavorable fluctuations in currency exchange rates have had, and in the future could continue to have, an adverse effect on our results of operations.
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
Our products are commercially available in 95 countries, and we operate subsidiaries in the United States, Costa Rica, Brazil, and several European countries. Our business strategy contemplates continued international expansion, including partnering with medical device distributors, and introducing Motiva Implants and other planned products outside the United States. The sale and shipment of our products internationally, as well as the purchase of components from international sources, subjects us to potential trade, import and export, and customs regulations and laws.
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
Historically, our sales model has been to sell primarily through distributors rather than through our own sales force, with the notable exception of Brazil, the United States and several European countries where we are selling directly, but, in the future, we may utilize a hybrid sales model that includes both distributors and a direct sales effort. We believe that our reliance on distributors improves the economics of our business, as we do not carry the high fixed costs of a direct sales force in many of the countries in which our Motiva Implants are sold. If we are unable to maintain or enter into such distribution arrangements on acceptable terms, or at all, we may not be able to successfully commercialize our products in certain countries. Furthermore, distributors can choose the level of effort that they apply to selling our products relative to others in their portfolio. The selection, training, and compensation of a distributors’ sales personnel are within their control rather than our own and may vary significantly in quality from distributor to distributor.
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
The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of medical devices are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, where regulations differ from country to country. Our products are commercially available in 95 countries, including the United States. See Item 1 “Business” in our Annual Report on Form 10-K for additional information about the regulatory process.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended March 31, 2025, we issued and sold to third parties the securities listed below without registering the securities under the Securities Act of 1933, as amended (the “Securities Act”). None of these transactions involved any public offering. All our securities were sold through private placement either (i) outside the United States or (ii) in the United States to a limited number of investors in transactions not involving any public offering. Therefore, we believe that each issuance of these securities was exempt from, or not subject to, registration under the Securities Act, relying on Section 4(a)(2) (or Regulation D promulgated thereunder) or Regulation S of the Securities Act.
As consideration for our business acquisition of Motiva Benelux BV and Motiva NL B.V, we issued 58,201 common shares, valued at $2.6 million, to Mr. Pol Brusseleers on January 13, 2025.
In order to settle a contract termination liability, we issued 29,260 common shares, valued at $1.3 million, to Mr. Johan Anderson on February 28, 2025.
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

ESTABLISHMENT LABS HOLDINGS INC.

		By:	/s/ Filippo “Peter” Caldini

Date:	May 9, 2025	By:	Filippo “Peter” Caldini
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	May 9, 2025	By:	/s/ Rajbir S. Denhoy

		Name:	Rajbir S. Denhoy
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)