Form 10-Q
period 2025-06-30
ESTABLISHMENT LABS HOLDINGS INC.
filed 2025-08-07
CIK 1688757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025.
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
The number of the registrant’s common shares outstanding as of August 6, 2025 was 28,970,736.

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

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$54,639	$90,347
Accounts receivable, net	70,092	65,002
Inventory, net	94,683	78,766
Prepaid expenses and other current assets	9,754	8,922
Total current assets	229,168	243,037
Long-term assets:
Property and equipment, net of accumulated depreciation	76,362	78,028
Goodwill	1,209	1,209
Intangible assets, net of accumulated amortization	11,186	11,683
Right-of-use operating lease assets, net	4,802	5,561
Other non-current assets	6,941	7,313
Total assets	$329,668	$346,831
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$55,806	$44,760
Accrued liabilities	17,367	16,536
Other liabilities, short-term	7,569	6,982
Total current liabilities	80,742	68,278
Long-term liabilities:
Note payable, net of debt discount and issuance costs	221,133	219,577
Operating lease liabilities, non-current	3,364	4,203
Other liabilities, long-term	1,666	1,678
Total liabilities	306,905	293,736
Commitments and contingencies (Note 15)
Shareholders’ equity:
Common shares — zero par value, unlimited amount authorized; 29,377,603 and 29,195,439 shares issued at June 30, 2025 and December 31, 2024, respectively; 28,969,533 and 28,787,369 shares outstanding at June 30, 2025 and December 31, 2024, respectively	425,855	420,364
Additional paid-in-capital	82,130	76,992
Treasury shares, at cost, 408,070 shares held at June 30, 2025 and December 31, 2024	(2,854)	(2,854)
Accumulated deficit	(481,995)	(444,692)
Accumulated other comprehensive income (loss)	(373)	3,285
Total shareholders’ equity	22,763	53,095
Total liabilities and shareholders’ equity	$329,668	$346,831

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$51,300	$44,117	$92,677	$81,284
Cost of revenue	16,028	15,181	29,597	27,968
Gross profit	35,272	28,936	63,080	53,316
Operating expenses:
Sales, general and administrative	44,176	32,792	83,875	61,733
Research and development	5,203	5,488	10,258	9,761
Total operating expenses	49,379	38,280	94,133	71,494
Loss from operations	(14,107)	(9,344)	(31,053)	(18,178)
Interest income	91	556	341	1,044
Interest expense	(5,956)	(5,186)	(11,809)	(9,567)
Other income (expense), net	4,383	(2,779)	7,136	(5,816)
Loss before income taxes	(15,589)	(16,753)	(35,385)	(32,517)
Provision for income taxes	(1,004)	(428)	(1,918)	(866)
Net loss	$(16,593)	$(17,181)	$(37,303)	$(33,383)

Basic and diluted net loss per share	$(0.57)	$(0.62)	$(1.29)	$(1.21)
Weighted average outstanding shares used for basic and diluted net loss per share	28,913,811	27,905,614	28,882,108	27,679,832

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(16,593)	$(17,181)	$(37,303)	$(33,383)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(3,530)	1,032	(3,658)	1,153
Other comprehensive income (loss)	(3,530)	1,032	(3,658)	1,153
Comprehensive loss	$(20,123)	$(16,149)	$(40,961)	$(32,230)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Shareholders’ Equity
(In thousands, except share data)
(Unaudited)

	Common Shares		Treasury Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2025	29,195,439	$420,364	(408,070)	$(2,854)	$76,992	$(444,692)	$3,285	$53,095
Issuance of common shares in lieu of cash compensation	90,153	4,062	—	—	—	—	—	4,062
Stock option exercises	4,260	79	—	—	—	—	—	79
Share-based compensation	33,530	34	—	—	2,400	—	—	2,434
Shares withheld to cover income tax obligation upon vesting of restricted stock	(6,975)	(7)	—	—	(275)	—	—	(282)
Foreign currency translation loss	—	—	—	—	—	—	(128)	(128)
Net loss	—	—	—	—	—	(20,710)	—	(20,710)
Balance at March 31, 2025	29,316,407	424,532	(408,070)	(2,854)	79,117	(465,402)	$3,157	38,550
Issuance of common shares in lieu of cash compensation	21,565	1,022	—	—	—	—	—	1,022
Stock option exercises	11,083	273	—	—	—	—	—	273
Share-based compensation	32,659	32	—	—	3,153	—	—	3,185
Shares withheld to cover income tax obligation upon vesting of restricted stock	(4,111)	(4)	—	—	(140)	—	—	(144)
Foreign currency translation loss	—	—	—	—	—	—	(3,530)	(3,530)
Net loss	—	—	—	—	—	(16,593)	—	(16,593)
Balance at June 30, 2025	29,377,603	$425,855	(408,070)	$(2,854)	$82,130	$(481,995)	$(373)	$22,763

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Shareholders’ Equity
(In thousands, except share data)
(Unaudited)

	Common Shares		Treasury Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2024	26,495,250	$315,634	(408,070)	$(2,854)	$63,748	$(360,096)	$1,963	$18,395
Issuance of common stock, net of underwriters’ discount and issuance costs	1,101,565	49,736	—	—	—	—	—	49,736
Issuance of common shares in lieu of cash compensation	2,158	110	—	—	—	—	—	110
Stock option exercises	53,400	1,426	—	—	—	—	—	1,426
Warrant exercises	223,019	223	—	—	(223)	—	—	—
Share-based compensation	11,979	12	—	—	3,432	—	—	3,444
Shares withheld to cover income tax obligation upon vesting of restricted shares	(2,622)	(3)	—	—	(116)	—	—	(119)
Foreign currency translation gain	—	—	—	—	—	—	121	121
Net loss	—	—	—	—	—	(16,202)	—	(16,202)
Balance at March 31, 2024	27,884,749	367,138	(408,070)	(2,854)	66,841	(376,298)	2,084	56,911
Issuance of common shares in lieu of cash compensation	2,418	110	—	—	—	—	—	110
Stock option exercises	56,778	577	—	—	—	—	—	577
Warrant exercises	376,972	377	—	—	(377)	—	—
Share-based compensation	32,624	33	—	—	3,725	—	—	3,758
Shares withheld to cover income tax obligation upon vesting of restricted stock	(3,605)	(3)	—	—	(185)	—	—	(188)
Foreign currency translation gain	—	—	—	—	—	—	1,032	1,032
Net loss	—	—	—	—	—	(17,181)	—	(17,181)
Balance at June 30, 2024	28,349,936	$368,232	(408,070)	$(2,854)	$70,004	$(393,479)	$3,116	$45,019

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(37,303)	$(33,383)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,690	2,690
Provision for credit losses	1,964	353
Provision for inventory obsolescence	1,454	518
Share-based compensation	5,619	7,202
Loss/(gain) from disposal of property and equipment	(8)	41
Unrealized foreign currency (gain)/ loss, net	(9,481)	4,431
Amortization of right-to-use asset	472	306
Non-cash loss on contract termination	543	—
Stock compensation in lieu of cash fees	208	220
Interest capitalized for construction in progress	—	(555)
Non-cash interest expense and amortization of debt discount	1,556	4,993
Changes in operating assets and liabilities:
Accounts receivable	(3,686)	(14,223)
Inventory	(15,572)	12,360
Prepaid expenses and other current assets	(770)	1,849
Other assets	450	(514)
Accounts payable	11,385	(11,001)
Accrued liabilities	646	(4)
Operating lease liabilities	(467)	(294)
Other liabilities	(1,178)	(295)
Net cash used in operating activities	(39,478)	(25,306)
Cash flows from investing activities:
Purchases of property and equipment	(2,377)	(4,110)
Cash used in business acquisitions, net of cash acquired	(307)	—
Cost incurred for intangible assets	(723)	(4,751)
Capital expenditures on construction in progress	—	(2,166)
Net cash used in investing activities	(3,407)	(11,027)
Cash flows from financing activities:
Borrowings on short-term notes payable	5,000	—
Issuance of common shares, net of underwriters’ discount and issuance costs	—	49,736
Proceeds from stock option exercises	352	2,003
Tax payments related to shares withheld upon vesting of restricted stock	(426)	(307)
Net cash provided by financing activities	4,926	51,432
Effect of exchange rate changes on cash and cash equivalents	2,251	(534)
Net increase (decrease) in cash and cash equivalents	(35,708)	14,565
Cash and cash equivalents at beginning of period	90,347	40,035
Cash and cash equivalents at end of period	$54,639	$54,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Supplemental disclosures:
Cash paid for interest	$10,222	$1,492
Cash paid for income taxes	$135	$746

Supplemental disclosures of non-cash investing and financing activities:
Unpaid balance for property and equipment	$112	$1,196
Unpaid balance for intangible assets	$365	$1,107
Equity consideration in a business acquisition	$3,556	$—
Contingent consideration payable related to a business acquisition	$317	$—
Consideration payable related to business acquisition	$198	$—
Issuance of common shares to settle contract termination	$1,320	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Formation and Business of the Company
Establishment Labs Holdings Inc. along with its wholly owned subsidiaries, or the Company, is a global company that manufactures and markets innovative medical devices for aesthetic and reconstructive plastic surgery. The Company was established in the British Virgin Islands on October 9, 2013, at which time Establishment Labs, S.A., the Costa Rican manufacturing company, was reincorporated as a wholly-owned subsidiary. As of June 30, 2025, the Company has wholly-owned subsidiaries in the United States, Brazil, Belgium, Netherlands, France, Sweden, Switzerland, the United Kingdom, Italy, Spain, Austria, Germany, and Argentina. Substantially all of the Company’s revenues are derived from the sale of silicone gel-filled breast implants, branded as Motiva Implants.
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
2.    Summary of Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2025 as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s audited consolidated financial statements as of December 31, 2024 and 2023 and for the years ended 2024, 2023 and 2022 presented in the Company’s Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 28, 2025. Below are those policies with current period updates.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The condensed consolidated financial statements include the Company’s accounts and those of its wholly owned subsidiaries as of June 30, 2025 as follows:

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
Unaudited Interim Condensed Consolidated Financial Information
The accompanying interim condensed consolidated financial statements as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024, and the related interim information contained within the notes to the condensed consolidated financial statements, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to state fairly the Company’s financial position as of June 30, 2025, and the results of its operations and cash flows for the six months ended June 30, 2025 and 2024. Such adjustments are of a normal and recurring nature. The results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full fiscal year 2025, or for any future period.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Geographic Concentrations
The Company derives substantially all its revenues from sales to customers in the United States, Europe, the Middle East, Latin America, and Asia. The Company received approval to sell its Motiva Implants in the United States in September 2024 and Motiva Flora Tissue Expanded in October 2023. The revenue derived in the United States prior to the FDA approvals consisted of microtransponder sales.
For the six months ended June 30, 2025, the United States accounted for more than 17.8% of consolidated revenue, on a ship-to destination basis. For the six months ended June 30, 2024, Brazil accounted for 8.2% of consolidated revenue and no other individual country exceeded 10% of consolidated revenue, on a ship-to destination basis.
A significant portion of the Company’s consolidated total assets, including the majority of cash, is held in the United States. The Company’s long-lived assets, which primarily consist of property and equipment and intangible assets located in Costa Rica, represented 72% and 83% of the total long-lived assets as of June 30, 2025 and December 31, 2024, respectively.
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
The majority of the Company’s revenue has been derived from sales of its products in international markets, principally Europe, the Middle East, Latin America, and Asia. In the international markets in which the Company operates, the Company uses a combination of distributors and direct sales to customers. In the United States, the Company sells directly to customers. The Company performs ongoing credit evaluations of its distributors and customers, does not require collateral, and maintains allowances for potential credit losses on customer accounts when deemed necessary.
Substantially all of the Company’s revenues were derived from the sale of Motiva Implants. During the six months ended June 30, 2025 and 2024, no customer accounted for more than 10% of the Company’s revenue. One customer accounted for approximately 17.9% and 17.0% of the Company’s trade accounts receivable balance as of June 30, 2025 and December 31, 2024, respectively.
The Company relies on Avantor, Inc., or Avantor, as the sole supplier of medical-grade silicone used in Motiva Implants. During the six months ended June 30, 2025 and 2024, the Company had purchases of $23.4 million, or 47.5% of total purchases, and $4.9 million, or 26.4% of total purchases, respectively, from Avantor. As of June 30, 2025 and December 31, 2024, the Company had an outstanding balance owed to this vendor of $21.7 million and $15.0 million, respectively.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Cash and Cash Equivalents
The Company’s cash consists of cash maintained in checking and interest-bearing accounts. The majority of the Company’s cash is held at two financial institutions in the United States, with balances in excess of FDIC insurance limits The Company accounts for financial instruments with original maturities of three months or less at the date of purchase as cash equivalents. The Company held $1.1 million and $3.0 million in cash equivalents as of June 30, 2025 and December 31, 2024, respectively.
Accounts Receivable and Allowance for Credit Losses
Accounts receivable balance is stated at invoice value less estimated allowances for returns and credit losses. The Company continually monitors customer payments and maintains an allowance for estimated losses resulting from customers’ inability to make required payments. In evaluating the Company’s ability to collect outstanding receivable balances, the Company considers various factors including the age of the balance, the creditworthiness of the customer, which is assessed based on ongoing credit evaluations and payment history, and the customer’s current financial condition. In cases where there are circumstances that may impair a specific customer’s ability to meet its financial obligations, an allowance is recorded against amounts due, which reduces the net recognized receivable to the amount reasonably believed to be collectible. Allowance of credit losses of $5.5 million and $3.1 million has been recorded as of June 30, 2025 and December 31, 2024, respectively.
Inventory and Cost of Revenue
Inventory is stated at the lower of cost to purchase or manufacture the inventory or the net realizable value of such inventory. Cost is determined using the standard cost method which approximates actual costs using the first-in, first-out basis. The Company regularly reviews inventory quantities, actual losses, projected future demand, and remaining shelf life to record a provision for obsolete and/or damaged inventory. Provision for inventory obsolescence of $5.5 million and $4.2 million has been recorded as of June 30, 2025 and December 31, 2024, respectively.
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
Shipping and Handling Costs
Shipping and handling costs are expensed as incurred and are included in selling, general and administrative, or SG&A, expenses. For the three months ended June 30, 2025 and 2024, shipping and handling costs were $4.2 million and $1.4 million, respectively. For the six months ended June 30, 2025 and 2024, shipping and handling costs were $6.9 million and $3.1 million, respectively.

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
The Company recognizes revenue when title to the product and risk of loss transfer to customers, provided there are no remaining performance obligations required of the Company or any written matters requiring customer acceptance. The Company allows for the return of products from direct customers in certain regions in limited instances within fifteen days to sixty days after the original sale and records estimated sales returns as a reduction of sales in the same period revenue is recognized. Appropriate reserves are established for anticipated sales returns based on historical experience, recent gross sales and any notification of pending returns. Actual sales returns in any future period are inherently uncertain and thus may differ from the estimates. If actual sales returns differ significantly from the estimates, an adjustment to revenue in the current or subsequent period is recorded. An allowance of $0.6 million and $0.4 million was recorded for product returns as of June 30, 2025 and December 31, 2024, respectively. Taxes collected from customers for remittance to governmental authorities are excluded from net sales.
A portion of the Company’s revenue is generated from the sale of consigned inventory maintained at physician, hospital, or clinic locations. For these products, revenue is recognized at the time the Company is notified by the consignee that the product has been implanted, not when the consigned products are delivered to the consignee’s warehouse.
Revenue was generated in these primary geographic markets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
EMEA (Europe / Middle East / Africa)	$23,978	$20,956	$45,371	$41,558
Latin America	9,493	8,893	16,621	17,491
Asia-Pacific	7,577	14,143	14,338	22,048
North America	10,252	125	16,347	187
Total revenue	$51,300	$44,117	$92,677	$81,284

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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
During the year ended December 31, 2024, there was no impairment of goodwill or intangible assets based on the qualitative assessments performed by the Company. As of June 30, 2025, no triggering events have occurred which would indicate that the acquired intangible asset values may not be recoverable.
Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. There were no impairment charges, or changes in estimated useful lives recorded during the year ended December 31, 2024. As of June 30, 2025, no triggering events have occurred which would indicate that the acquired long-lived asset values may not be recoverable.
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
There were no material uncertain tax positions in fiscal year 2024 or for the six months ended June 30, 2025.
On July 4, 2025, President Trump signed the “One Big Beautiful Bill Act,” into law. In accordance with U.S. GAAP,

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
the Company will account for the tax effects of changes in tax law in the period of enactment, which is the third quarter of calendar year 2025. The Company is currently in the process of analyzing the tax impacts of the law change but does not expect a material impact on the financial statements.
Foreign Currency
The financial statements of the Company’s foreign subsidiaries whose functional currencies are the local currencies are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, stockholders’ equity at the historical rates of exchange, and income and expense amounts at the average exchange rate for the period. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in “Accumulated other comprehensive income” as equity in the condensed consolidated balance sheet. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses resulting from foreign currency transactions are included within “Other income (expense), net” in the condensed consolidated statements of operations. For the three months ended June 30, 2025, foreign currency transaction gain amounted to $5.0 million as compared to a foreign currency transaction loss of $2.8 million for the three months ended June 30, 2024. For the six months ended June 30, 2025, foreign currency transaction gain amounted to $7.8 million as compared to a foreign currency transaction loss of $5.8 million for the six months ended June 30, 2024.
Contract Termination Costs
In the fourth quarter of 2024, the Company entered into a contract termination agreement with a third-party in connection with its Mia products in Europe. In lieu of a cash settlement, the Company and the third-party agreed to settle previous amounts incurred by each respective party from separate and unrelated contracts. As of December 31, 2024, the Company recorded an additional $1.5 million liability for contract termination payments resulting in a total loss on contract termination of $6.0 million reported under "Other income (expense), net". As of June 30, 2025, the Company has settled balances owed related to this contract termination.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
3.     Balance Sheet Accounts
Inventory, Net

	June 30, 2025	December 31, 2024
	(in thousands)
Raw materials	$48,976	$41,310
Work in process	2,693	2,454
Finished goods	43,014	35,002
Total inventory, net	$94,683	$78,766

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of June 30, 2025 and December 31, 2024, $13.4 million and $9.0 million of inventory was on consignment, respectively.
Prepaid Expenses and Other Current Assets

	June 30, 2025	December 31, 2024
	(in thousands)
Prepaid insurance	$2,072	$2,768
Prepaid services	910	571
Prepaid taxes	138	458
Prepaid assets	770	505
Prepaid raw materials and accessories	494	1,005
Prepaid U.S. clinical trial costs	127	184
Prepaid warranty and distribution rights	395	409
Prepaid software	1,207	408
Other	3,641	2,614
Total prepaid expenses	$9,754	$8,922

Property and Equipment, Net

	June 30, 2025	December 31, 2024
	(in thousands)
Machinery and equipment	$23,380	$22,764
Building improvements	17,040	16,902
Furniture and fixtures	15,518	14,772
Building	37,227	37,227
Leasehold improvements	2,617	2,516
Land	3,694	3,694
Vehicles	281	269
Construction in process	—	—
Total	99,757	98,144
Less: Accumulated depreciation and amortization	(23,395)	(20,116)
Total property and equipment, net	$76,362	$78,028

For the three months ended June 30, 2025 and 2024, depreciation and amortization expense related to property and equipment was $1.6 million and $0.9 million, respectively. For the six months ended June 30, 2025 and 2024, depreciation and amortization expense related to property and equipment was $3.2 million and $1.8 million, respectively.
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
Accrued Liabilities

	June 30, 2025	December 31, 2024
	(in thousands)
Performance bonus	$4,705	$6,235
Payroll and related expenses	6,386	4,832
Operating lease liabilities - current	1,618	1,514
Commissions	1,904	1,312
Professional and legal services	1,546	876
Taxes	254	153
Warranty reserve	171	141
Other	783	1,473
Total accrued liabilities	$17,367	$16,536

Other Liabilities, Short-Term

	June 30, 2025	December 31, 2024
	(in thousands)
Deferred revenue	$1,833	$1,749
Consideration payable for business acquisitions	—	2,774
Contingent consideration payable for business acquisitions	—	737
Borrowings of short term notes payable	5,000	—
Other	736	1,722
Total other liabilities, short-term	$7,569	$6,982

The Company signed an Inventory Funding Agreement, or Funding Agreement, on May 23, 2025, with RTW Master Fund, LTD., RTW Innovation Master Fund, LTD., and RTW Biotech Opportunities Operating LTD, collectively referred to as the Funding Providers, and RTW Investments, LP as the funding representative, to finance purchases of silicone raw material to support the manufacture of Motiva Implants in an aggregate amount not to exceed $10.0 million in a funding period. Under the Funding Agreement, the Funding Providers will finance, upon request, eligible invoices at a 12.0% annual interest rate for an initial four-month term, or a later date if agreed by the Funding Providers in writing in their sole discretion. On June 20, 2025, the Company drew $5.0 million and recorded this liability in "Other Liabilities, Short-Term".
Other Liabilities, Long-Term

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	June 30, 2025	December 31, 2024
	(in thousands)
Deferred revenue	$1,086	$1,124
Consideration payable for business acquisitions	317	278
Contingent consideration payable for business acquisitions	198	174
Other	65	102
Total other liabilities, long-term	$1,666	$1,678

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
The Company’s goodwill and most intangibles at June 30, 2025 are the result of previous asset and business acquisitions. Finite-lived intangibles are amortized over their estimated useful lives based on expected future benefit.
In addition to the intangibles acquired, the Company capitalized certain patent and license rights as identified intangibles based on patent and license rights agreements entered into over the past several years. Additionally, the Company capitalized certain software development costs.
Changes in the carrying amount of goodwill during the six months ended June 30, 2025 were as follows:

	Balance as of January 1, 2025	Additions	Accumulated Impairment Losses	Balance as of June 30, 2025
	(in thousands)
Goodwill	$1,209	$—	$—	$1,209

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The carrying amounts of these intangible assets other than goodwill as of June 30, 2025 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives
	(in thousands)			(in years)
Patents and license rights	$2,033	$(1,548)	$485	7-12
Customer relationships	3,664	(2,065)	1,599	4-10
510(k) authorization	567	(378)	189	15
Developed technology	62	(62)	—	10
Capitalized software development costs	14,282	(6,012)	8,270	2-5
Other	183	(92)	91	2-5
Capitalized software development costs not yet amortized	111	—	111
Patents and license rights not yet amortized	441	—	441
Total intangibles other than goodwill	$21,343	$(10,157)	$11,186

The carrying amounts of intangible assets other than goodwill as of December 31, 2024 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives
	(in thousands)			(in years)
Patents and license rights	$2,033	$(1,509)	$524	7-12
Customer relationships	3,466	(1,997)	1,469	4-10
510(k) authorization	567	(345)	222	15
Developed technology	62	(62)	—	10
Capitalized software development costs	13,559	(4,839)	8,720	2-5
Other	183	(91)	92	2-5
Capitalized software development costs not yet amortized	215	—	215
Patents and license rights not yet amortized	441	—	441
Total intangibles other than goodwill	$20,526	$(8,843)	$11,683

For each of the three months ended June 30, 2025 and 2024, depreciation and amortization expense related to intangible assets was $0.8 million and $0.5 million, respectively. The amortization expense associated with intangible assets was $1.5 million and $0.8 million for each of the six months ended June 30, 2025 and 2024, respectively. Non-product related amortization is recorded in SG&A while product related amortization is recorded in cost of revenue.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of June 30, 2025, the amortization expense related to identifiable intangible assets, with definite useful lives, in future periods is expected to be as follows:

Year Ending December 31,	Amortization Expense
(in thousands)
2025 (remaining)	$1,585
2026	2,737
2027	2,291
2028	1,964
2029	981
Thereafter	1,076
Total expected future amortization expense	$10,634

The Company evaluates the recoverability of goodwill and indefinite-lived intangible assets annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. During the year ended December 31, 2024, there was no impairment of goodwill or intangible assets based on the qualitative assessments performed by the Company. As of June 30, 2025, no triggering events have occurred which would indicate that the acquired intangible asset values may not be recoverable.
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
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy at June 30, 2025:

	Fair Value Measurements at June 30, 2025
	Total	Level 1	Level 2	Level 3

	(in thousands)
Liabilities
Acquisition-related contingent consideration	$317	$—	$—	$317

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Fair Value Measurements at December 31, 2024
	Total	Level 1	Level 2	Level 3

	(in thousands)
Liabilities
Acquisition-related contingent consideration	$973	$—	$—	$973

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
The fair value of the contingent consideration arrangement of $0.3 million as of June 30, 2025 was estimated by applying the income approach which used significant inputs that are not observable in the market and thus represents a Level 3 measurement. Key assumptions included (a) a discount rate of 12.5 percent, (b) 2024 revenue of approximately $5.8 million (actual, assumed to be reliably forecasted as of the date of valuation); c) 2025 revenue forecasted using a normal distribution with approximately $6.4 million as the base case and a range determined based on volatility of 10%, and d) an assumption that operating expense targets will be met. The Company retains the option to settle the outstanding payments either in cash or in the Company’s common shares.
The estimates are based, in part, on subjective assumptions and could differ materially in the future. During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at fair value using Level 3 inputs. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the six months ended June 30, 2025 or during the year ended December 31, 2024.
The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments as follows:

Acquisition-related Contingent Consideration
(in thousands)
Balance at December 31, 2024	$973
Settlement	(787)
Change in fair value	131
Balance at June 30, 2025	$317

During the six months ended June 30, 2025, part of the contingent consideration recorded as of December 31, 2024 was settled by issuing the Company’s common stock to the former owners. The change in fair value is related to the foreign currency fluctuations.
6.    Debt
Oaktree Debt
On April 26, 2022, or the Closing Date, the Company entered into a Credit Agreement and Guaranty, or the Credit Agreement, together with certain of its subsidiaries party thereto as guarantors, the lenders from time to time party

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
As of June 30, 2025, the effective interest rate under the Credit Agreement is 10.4%, and the weighted average interest rate is 9.1%. In connection with the Credit Agreement, the Company incurred $5.9 million and $5.2 million in interest expense during the three months ended June 30, 2025 and 2024, respectively, and $11.7 million and $10.1 million in interest expense during the six months ended June 30, 2025 and 2024, respectively. No principal payments are due on the Term Loans until the final maturity date on April 26, 2027.
As of June 30, 2025, $221.4 million was outstanding under the Credit Agreement representing the initial principal of $150 million for the Tranche A Term Loan, $25 million for the Tranche B Term Loan, $25 million for the Tranche C Term Loan and $21.4 million of interest accrued into the principal balance.
The Company recorded Oaktree debt on the condensed consolidated balance sheets as follows:

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	June 30, 2025	December 31, 2024
	(in thousands)
Principal	$221,367	$221,367
Net unamortized debt discount and issuance costs	(234)	(1,790)
Net carrying value of Oaktree debt	$221,133	$219,577

As of June 30, 2025, the Company was in compliance with all financial debt covenants.
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
During the six months ended June 30, 2025, the Company earned income from subleasing a warehouse facility for the remaining life of an existing master lease. The sublease agreement did not release the Company from its obligations under the master lease, and no modifications were made to the lease agreement. Income from the sublease is recognized on a straight-line basis over the term of the agreement.
The Company’s lease and sublease agreements do not contain any termination options, material residual value guarantees, material bargain purchase options or material restrictive covenants. The Company does not have any lease transactions with related parties.
Total lease cost includes the following components:

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Operating lease expense cost	$1,048	$627
Sublease income	(155)	(156)
Total lease cost, net of sublease income	$893	$471

	June 30, 2025	December 31, 2024
Supplemental balance sheet information	(in thousands)
Operating lease right-of-use assets	$4,802	$5,561

Operating lease liabilities - short-term	$1,618	$1,514
Operating lease liabilities - long-term	3,364	4,203
Total operating lease liabilities	$4,982	$5,717

Weighted-average remaining lease term (years)
Operating leases	3.0	3.4

Weighted-average discount rate (%)
Operating leases	11.1%	11.1%

	Six Months Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	(in thousands)
Operating cash outflows from operating lease expenses	$1,050	$606
Operating cash inflows from sublease	(165)	(159)
Operating cash outflows from operating leases, net of sublease income	$885	$447

ROU assets obtained in exchange for new lease liabilities
Operating leases	$—	$734

Maturities of lease liabilities as of June 30, 2025 were as follows:

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Years Ending December 31,	Operating Leases
(in thousands)
2025 (remaining)	$1,037
2026	1,976
2027	1,682
2028	844
2029	439
Thereafter	109
Total future minimum lease payments	6,087
Less: Amount of lease payments representing interest	(1,105)
Present value of future minimum lease payments	$4,982

The undiscounted future cash receipts from the Company’s sublease as of June 30, 2025 were as follows:

Years Ending December 31,	Sublease
(in thousands)
2025 (remaining)	$167
2026	343
2027	355
2028	368
2029	315
Thereafter	—
Total undiscounted future sublease cash receipts	$1,548

8.    Shareholders’ Equity
Under the Company’s Amended and Restated Memorandum of Association and Articles of Association, or Articles, in effect as of June 30, 2025 and December 31, 2024, the Company has authorized an unlimited number of common shares with no par value.
As of June 30, 2025 and December 31, 2024, 29,377,603 and 29,195,439 common shares, respectively, were issued and 28,969,533 and 28,787,369 common shares, respectively, were outstanding.
During the six months ended June 30, 2025, the Company granted stock options and RSUs to employees and contractors (see Note 10).
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
The Company had reserved common shares for future issuances as follows:

	June 30, 2025	December 31, 2024
Warrants to purchase common shares	626,589	626,589
Options to purchase common shares	1,676,567	1,413,948
Remaining shares available under the 2018 Equity Incentive Plan	2,311,239	2,068,033
Shares issuable on vesting of grants of RSUs	346,780	295,705
Remaining shares available under the 2018 ESPP	1,409,000	1,222,000
Total common shares reserved for future issuances	6,370,175	5,626,275

9.    Warrants
In January 2024, the Company issued pre-funded warrants for the purchase of 898,435 common shares to select institutional accredited investors at a fixed exercise price of $0.001 per share. In November 2024, the Company issued pre-funded warrants for the purchase of up to 360,968 common shares to a limited number of purchasers at a fixed exercise price of $0.001 per share.
During the three and six months ended June 30, 2025, zero warrants were exercised. As of June 30, 2025 and December 31, 2024, warrants to purchase 626,589 common shares were outstanding and exercisable, as set forth in the table below.

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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
During the periods presented, the Company recorded the following share-based compensation expense for stock options and RSUs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Sales, general and administrative	$2,741	$3,107	$4,766	$6,015
Research and development	444	650	853	1,187
Total stock compensation expense	$3,185	$3,757	$5,619	$7,202

Stock Options

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2024	1,413,948	$47.96	6.30	$14,010
Granted (weighted-average fair value $20.62 per share)	300,480	35.13
Exercised	(15,343)	22.93
Forfeited/canceled	(22,518)	57.05
Balances at June 30, 2025	1,676,567	$45.63	6.40	$13,877

As of June 30, 2025, 1,117,092 options were vested and exercisable with a weighted-average exercise price of $46.51 per share and a total aggregate intrinsic value of $11.3 million.
The intrinsic value of the options exercised during the six months ended June 30, 2025 and 2024 was $0.2 million and $3.5 million, respectively. Upon the exercise of stock options, the Company issued new shares from its authorized shares.
At June 30, 2025, unrecognized compensation expense was $11.3 million related to stock options granted to employees and members of the Board of Directors and $1.8 million related to stock options granted to consultants. The weighted-average period over which such compensation expense will be recognized is 2.9 years.
Stock Options Granted to Employees
Share-based compensation expense for employees is based on the grant date fair value. The Company recognizes compensation expense for all share-based awards ratably on a straight-line basis over the requisite service period of the awards, which is generally the vesting term of four years. During the six months ended

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2025 and 2024, the Company recognized $3.0 million and $3.7 million, respectively, of share-based compensation expense for stock options granted.
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
The fair value of stock options granted to employees was estimated using the following assumptions:

	Six Months Ended June 30,
	2025	2024
Volatility	55%	57% - 63%
Risk-free interest rate	4.1% - 4.3%	4.1% - 4.5%
Term (in years)	6.25	6.25
Dividend yield	—	—

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Stock Options Granted to Non-Employees
Share-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned using an accelerated attribution method. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered. For the six months ended June 30, 2025 and 2024, the Company recognized expense of $0.3 million each for stock options granted to consultants.
The fair value of stock options granted to consultants was estimated using the following assumptions during the following periods presented:

	Six Months Ended June 30,
	2025	2024
Volatility	54%	65% - 68%
Risk-free interest rate	4.3% - 4.5%	4.1% - 4.5%
Term (in years)	10	10
Dividend yield	—	—

Restricted Stock
Each vested RSU entitles the holder to be issued one common share. These awards vest according to a vesting schedule determined by the Board of Directors or the Compensation Committee of the Company’s Board of Directors, generally over a one to four year period.
The following table represents RSU activity for fiscal 2025:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding unvested at December 31, 2024	295,705	$48.53
Granted	167,557	35.16
Vested	(66,189)	56.86
Forfeited/canceled	(50,293)	49.27
Outstanding unvested at June 30, 2025	346,780	$40.37

The fair value of RSUs is the grant date market value of common shares. The Company recognizes share-based compensation expense related to RSUs using a straight-line method over the vesting term of the awards. The share-based compensation expense for RSUs that vested during the six months ended June 30, 2025 and 2024, was $2.3 million and $3.2 million, respectively, which was calculated based on the market value of the Company’s common shares on the applicable grant date.
As of June 30, 2025, the Company had unrecognized share-based compensation cost of approximately $12.4 million associated with unvested awards of RSUs. This cost is expected to be recognized over a weighted-average period of approximately 2.8 years.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The acquisition's total consideration was valued at approximately $7.8 million and consisted of the following: (1) an initial payment of approximately $0.2 million in cash made on October 1, 2024, (2) a payment of $1.2 million in the Company’s common shares made in October 2024; (2) a payment of $0.3 million in cash and $2.6 million in the Company’s common shares made in January 2025; (3) a payment of $0.8 million made in June 2025; (4) a true-up amount payable or receivable in March 2026, based on meeting revenue and operational expense targets for fiscal 2025 currently estimated to be approximately $0.5 million; and (5) $2.2 million receivable settled on the acquisition date. The Company retains the option to settle the outstanding payments either in cash or in the Company’s common shares.
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
The potential undiscounted amount of all future contingent payments that the Company could be required to make is not capped. The fair value of the contingent consideration arrangement of $1.0 million on the acquisition date was estimated by applying the income approach which used significant inputs that are not observable in the market (Level 3 inputs). Key assumptions included (a) a discount rate of 12.5%; b) 2025 revenue forecasted using a normal distribution with approximately $6.4 million as the base case and a range determined based on volatility of 10%; and c) an assumption that operating expense targets will be met. As of June 30, 2025, the consideration payable related to the 2024 revenue milestone of $0.9 million has been settled.
As of June 30, 2025, the amount recognized for the contingent consideration arrangement, the range of outcomes, and the assumptions used to develop the estimates had not materially changed.
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
On January 13, 2025, the Company paid approximately $0.3 million in cash and approximately $2.4 million in the Company’s common stock. On June 30, 2025, the Company paid approximately $0.9 million in the Company’s common stock.
The following table summarizes the consideration still payable at June 30, 2025:

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(in thousands)
Contingent consideration payable	$317
Consideration payable	198
Total liabilities	$515

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date of October 1, 2024:

(in thousands)
Recognized amounts of identifiable assets acquired and liabilities assumed:
Financial assets	$904
Inventory	4,946
Property, plant, and equipment	125
Intangible assets	1,527
Financial liabilities	(482)
Total identifiable net assets	$7,020

Recognized goodwill:
Goodwill	$797

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
Financial liabilities of $0.5 million primarily consisted of accounts payable of $0.2 million, accrued liabilities primarily related to salaries and fringes of $0.2 million and a loan payable of $0.1 million. As of June 30, 2025, there has been no change since October 1, 2024, in the amount recognized for the liability or any change in the range of outcomes or assumptions used to develop the estimates.
The goodwill of $0.8 million arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and the acquired entities. None of the goodwill recognized is expected to be deductible for income tax purposes. As of June 30, 2025, there were no changes in the recognized amounts of goodwill resulting from the acquisition.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
12.    Net Loss Per Share
The following table summarizes the computation of basic and diluted net loss per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except share and per share data)
Numerator:
Net loss	$(16,593)	$(17,181)	$(37,303)	$(33,383)
Denominator:
Weighted average common shares used for basic and diluted earnings per share	28,913,811	27,905,614	28,882,108	27,679,832
Net loss per share:
Basic and diluted	$(0.57)	$(0.62)	$(1.29)	$(1.21)

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
The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares:

	Six Months Ended June 30,
	2025	2024
Options to purchase common shares	1,676,567	1,428,909
Shares issuable on vesting of grants of RSUs	346,780	287,024
Total potentially dilutive shares outstanding	2,023,347	1,715,933

13.    Related Party Transactions
During the six months ended June 30, 2025 and 2024, the Company recorded revenue of $0.7 million and $0.4 million each for product sales to Herramientas Medicas, S.A., a distribution company owned by a family member of the Company’s former Chief Executive Officer Juan José Chacón Quirós. Accounts receivable owed to the Company from this distribution company amounted to approximately $0.5 million and $0.4 million, respectively, as of June 30, 2025 and December 31, 2024.
In 2016, the Company also entered into a separate agreement with Dr. Chacón Quirós, the brother of the Company’s former Chief Executive Officer Juan José Chacón Quirós, to maintain his clinic in Costa Rica as a MotivaImagine Excellence Center and to host and train physicians in the use of Company products in relevant procedures, among other services, in exchange for cash reimbursement of up to $4,500 per day that such services are rendered. In August 2022, the Company entered into a new agreement with Dr. Chacón Quirós, replacing the original agreement, to continue the training services in exchange for cash reimbursement of his hourly rate of $531 when such services are rendered. During the six months ended June 30, 2025 and 2024, the Company paid Dr. Chacón Quirós approximately $29,000 and $99,000, respectively, for services rendered.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Accounts payable owed to Dr. Chacón Quirós amounted approximately $70,000 as of June 30, 2025. Accounts payable as of December 31, 2024 was de minimis.
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
As of June 30, 2025, the Company has 47 employees in Brazil and 8 employees in Argentina who are represented by a labor union.
15.     Commitments and Contingencies
Contingencies
Periodically, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. As of June 30, 2025 and December 31, 2024, there has been no material contingent liabilities, individually or in aggregate, in the Company's financial condition, results of operations or cash flows, except for contingent consideration related to a business acquisition (see Note 5).
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
16.    Subsequent Events
Following his retirement on March 1, 2025, Establishment Labs Holdings Inc. and its subsidiary, Establishment Labs S.A., each entered into separation agreements with its former CEO, Juan José Chacón-Quirós, on August 3 and August 4, 2025, respectively, to formally terminate his employment effective April 30, 2025. The agreements provide for the continued vesting of outstanding equity awards while Mr. Chacón-Quirós serves as a consultant or a member of the Board of Directors, as well as certain customary restrictive covenants. Concurrently, Establishment Labs Holdings Inc. and Mr. Chacón-Quirós entered into a consulting agreement, effective June 1, 2025, for advisory and advocacy services, with a one-year term that automatically renews through May 31, 2028, unless terminated by either party. Under the consulting agreement, Mr. Chacón-Quirós will receive 750,000 per year, paid in equal monthly installments, and an annual equity award with a target value of 750,000, subject to vesting schedules and terms at the Company’s discretion.

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
Overview
Our line of silicone gel-filled breast implants, branded as Motiva Implants, is the centerpiece of our medical technology platform and, to date, are commercially available in over 90 countries, including, most recently, in the United States. Our post-market surveillance data (which was not generated in connection with a United States Food and Drug Administration, or FDA, pre-market approval, or PMA, study collected at defined follow-ups but was patient or practitioner reported) and published third-party registries and data indicate that Motiva Implants have low rates of adverse events (including rupture, capsular contracture, and safety related reoperations) that we believe compare favorably with those of our competitors. We believe the proprietary technologies that differentiate our Motiva Implants enable improved safety and aesthetic outcomes and drive our revenue growth. We have developed other complementary products and services, which are aimed at further enhancing patient outcomes.
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
Financial Highlights
Our revenue for the six months ended June 30, 2025 and 2024 was $92.7 million and $81.3 million, respectively, an increase of $11.4 million, or 14.0%. Net losses were $37.3 million for the six months ended June 30, 2025 as compared to $33.4 million for the six months ended June 30, 2024. As of June 30, 2025 we had an accumulated deficit of $482.0 million.
Our cash balance as of June 30, 2025 was $54.6 million.
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
Financing Activities
We signed an Inventory Funding Agreement, or Funding Agreement, on May 23, 2025, with RTW Master Fund, LTD., RTW Innovation Master Fund, LTD., and RTW Biotech Opportunities Operating LTD, collectively referred to as the Funding Providers, and RTW Investments, LP as the funding representative, to finance purchases of silicone raw material to support the manufacture of Motiva Implants in an aggregate amount not to exceed $10.0 million in a funding period. Under the Funding Agreement, the Funding Providers will finance, upon request, eligible invoices at a 12.0% annual interest rate for an initial four-month term, or a later date if agreed by the Funding Providers in writing in their sole discretion. On June 20, 2025, we drew $5.0 million and recorded this liability in "Other Liabilities, Short-Term".
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
Components of Results of Operations
Revenue
We commenced sales of our Motiva Implants in October 2010, which have historically accounted for the majority of our revenues. Sales of our Motiva Implants accounted for over 95% of our revenues for the six months ended June 30, 2025, and we expect our revenues to continue to be driven primarily by sales of these products. We primarily derive revenue from sales of our Motiva Implants to two types of customers: (1) medical distributors and (2) direct sales to physicians, hospitals, and clinics.
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

We expect our R&D expenses to remain elevated for the foreseeable future as we continue to advance our products under development, as well as initiate and prepare for additional clinical studies. We received an approval of an IDE from the FDA and enrolled the first patient in 2018. In September 2024, we received FDA approval for our Motiva Implants. As part of the post market approval condition requirements, in addition to the continuing follow-ups related to the IDE, the FDA requires a post-approval study, or PAS, to investigate the general post-market usage and endpoints not addressed during premarket evaluations. This study focuses on women undergoing primary breast augmentation and revision surgeries, along with a control group engaged in an aesthetic procedure other than breast implants. PAS is a decade-long study that will enroll 2,400 patients divided into three cohorts across up to 50 study sites in the U.S. Enrollment for the study sites began in April 2025, with the first patients scheduled to be enrolled in May 2025. We estimate we will incur between $4.0 million to $5.0 million in connection with PAS over the next 10 years.
Our initial projections estimated the cost of the IDE clinical trial between $30.0 million and $40.0 million over the duration of the clinical trial period of ten years. As of June 30, 2025, approximately $32.9 million has been spent on the trial to date. We also have other products under development for which we may be required to conduct clinical trials in future periods in order to receive regulatory approval to market these products.
Interest Expense
Interest expense consists primarily of cash and non-cash interest related to outstanding debt and amortization of debt discounts. As of June 30, 2025, we had $221.4 million in outstanding principal under our term loan, including interest accrued into the principal balance. See Note 6 “Debt” for additional information.
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
Business Update Regarding Macroeconomic Conditions
•Financial Results: Outside the United States, we saw sequential growth in all our geographic regions in the second quarter of fiscal 2025 as compared to the first quarter. As compared to the prior year, demand in fiscal 2025 improved in our EMEA markets, especially direct markets. Latin America, and Brazil in particular, continues to suffer from weaker underlying demand for aesthetic and reconstructive plastic surgery; however, we are seeing stabilizing results in Brazil and continued strong growth in Argentina. Our revenue in our Asia-Pacific market decreased as compared to the corresponding period of the prior year primarily due to our China distributor still selling through inventory purchased in fiscal 2024 for the commercial launch. This downturn is attributed to several factors, including lower consumer demand for aesthetic procedures. Management, in collaboration with our distribution partner, is dedicated to establishing Motiva as the leading implant in China, mirroring its success in other Asian markets.
In the United States, we continue to see strong demand from the plastic surgeon community and positive feedback. By June 30, 2025, we had successfully secured over 1,000 accounts across the United States. Motiva Implants generated $16.5 million in sales within the United States in the first half of 2025.
•Outlook: Demand for our products is dependent on the relative strength of the global and regional medical device and aesthetic markets, which are sensitive to general macroeconomic conditions. The current global macroeconomic environment remains complex, with escalating trade tensions, uncertainty regarding tariffs, volatility in the capital markets, fluctuating exchange rates, declining consumer sentiment and elevated inflation and interest rates driving reductions in discretionary spending in the markets we operate. While several regions are currently showing good performance, as explained above, the outlook remains dynamic. Following the commercial launch of Motiva Implants in the United States in October 2024, we have been able to achieve higher selling prices for our Motiva Implants in the United States compared to other geographies and expect a positive impact on our gross margins in 2025 correlated to the U.S. revenue growth. Our commercial and operational activities increased following the FDA approval of Motiva Implants. As a result, we expect overall operating expenses to increase as compared to 2024, although we remain focused on managing operating expenses.
For additional information on the various risks and other uncertain macroeconomic conditions on our business, financial condition and results of operations, please see Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q.
Consolidated Results of Operations
The following table sets forth our results of operations for the periods presented, in dollars:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(unaudited) (in thousands)
Revenue	$51,300	$44,117	$92,677	$81,284
Cost of revenue	16,028	15,181	29,597	27,968
Gross profit	35,272	28,936	63,080	53,316
Operating expenses:
Sales, general and administrative	44,176	32,792	83,875	61,733
Research and development	5,203	5,488	10,258	9,761
Total operating expenses	49,379	38,280	94,133	71,494
Loss from operations	(14,107)	(9,344)	(31,053)	(18,178)
Interest expense	(5,956)	(5,186)	(11,809)	(9,567)
Other income (expense), net	4,474	(2,223)	7,477	(4,772)
Loss before income taxes	(15,589)	(16,753)	(35,385)	(32,517)
Provision for income taxes	(1,004)	(428)	(1,918)	(866)
Net loss	$(16,593)	$(17,181)	$(37,303)	$(33,383)

Comparison of Three Months Ended June 30, 2025 and 2024

	Three Months Ended June 30,
	2025	2024
	(unaudited) (in thousands)
Revenue	$51,300	$44,117
Cost of revenue	16,028	15,181
Gross profit	$35,272	$28,936
Gross margin	68.8%	65.6%

Revenue
Revenue increased $7.2 million, or 16.3%, to $51.3 million for the three months ended June 30, 2025 as compared to $44.1 million the three months ended June 30, 2024. The increase was primarily due to significantly higher sales in North America after FDA approval of Motiva Implants in September 2024, a 14.4% increase in revenue in the EMEA market and a 6.7% increase in revenue in Latin America, partially offset by a decrease in overall demand in Asia-Pacific, resulting in an approximately 46.4% decrease in revenue in the Asia-Pacific regions compared to the same period in fiscal 2024.
Cost of Revenue and Gross Margin
Cost of revenue increased $0.8 million, or 5.3%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase in cost of revenue is in line with the increase in revenue.
Gross margin increased to 68.8% for the three months ended June 30, 2025 as compared to 65.6% for the three months ended June 30, 2024, primarily attributable to the favorable impact from sales within the United States due to higher selling prices in that region.
Operating Expenses

	Three Months Ended June 30,
	2025	2024
	(unaudited) (in thousands)
Sales, general and administrative	$44,176	$32,792
Research and development	5,203	5,488
Total operating expenses	$49,379	$38,280

Sales, General and Administrative Expense
SG&A expense increased $11.4 million, or 34.8%, to $44.2 million for the three months ended June 30, 2025, compared to $32.8 million for the three months ended June 30, 2024. The increase in SG&A was primarily due to a $4.1 million increase in personnel and related costs, a $2.6 million increase in shipping & handling associated with higher sales, a $1.4 million increase in sales commissions, a $1.3 million increase in sales and marketing expenses, a $0.9 million increase in software implementation costs, a $0.7 million increase in depreciation and amortization expenses, and a $0.6 million increase in consulting fees, partially offset by a $0.3 million decrease in facilities costs and a $0.3 million decrease in insurance costs.
Research and Development Expense
R&D expense decreased $0.3 million, or 5.5%, to $5.2 million for the three months ended June 30, 2025, compared to $5.5 million for the three months ended June 30, 2024 primarily due to a $0.9 million decrease in expenditures related to our IDE clinical trial in the United States and a $0.2 million decrease in stock compensation costs, partially offset by a $0.5 million increase in personnel costs and a $0.3 million increase in regulatory affairs costs.
Interest Expense
Interest expense for the three months ended June 30, 2025 was $6.0 million as compared to $5.2 million for the three months ended June 30, 2024. The increase was primarily due to an increase in debt principal.
Provision for Income Taxes
Provision for income taxes increased $0.6 million to $1.0 million for the three months ended June 30, 2025, compared to $0.4 million for the three months ended June 30, 2024. The change in the provision for income taxes is primarily due to the increase in pre-tax income in certain U.S. and foreign jurisdictions.
Other Income (Expense), Net
Other income (expense), net, increased $7.2 million to a gain of $4.4 million for the three months ended June 30, 2025, compared to a loss of $2.8 million for the three months ended June 30, 2024. The increase was primarily due to foreign currency fluctuations of the euro and the Brazilian real as compared to the U.S. dollar in the second quarter of 2025 compared to the second quarter of 2024, resulting in a foreign currency transaction gain of $5.0 million, the majority of which remains unrealized, for the three months ended June 30, 2025, compared to a $2.8 million loss for the three months ended June 30, 2024.

Comparison of the Six Months Ended June 30, 2025 and 2024

	Six Months Ended June 30,
	2025	2024
	(unaudited) (in thousands)
Revenue	$92,677	$81,284
Cost of revenue	29,597	27,968
Gross profit	$63,080	$53,316
Gross margin	68.1%	65.6%

Revenue
Revenue increased $11.4 million, or 14.0%, to $92.7 million for the six months ended June 30, 2025 as compared to $81.3 million for the six months ended June 30, 2024. The increase was primarily due to significantly higher sales in North America after FDA approval of Motiva Implants in September 2024 and a 9.2% increase in revenue in the EMEA market, partially offset by decreases in overall demand in Latin America and Asia-Pacific, resulting in an approximately 5.0% decrease in revenue in Latin-America as compared to the same period in fiscal 2024 and an approximately 35.0% decrease in revenue in the Asia-Pacific region as compared to the same period in fiscal 2024.
Cost of Revenue and Gross Margin
Cost of revenue increased $1.6 million, or 5.7%, to $29.6 million for the six months ended June 30, 2025 compared to $28.0 million for the six months ended June 30, 2024. The increase in cost of revenue is in line with the increase in revenue.
Gross margin increased to 68.1% for the six months ended June 30, 2025 compared to 65.6% for the six months ended June 30, 2024, primarily due to the favorable impact from sales within the United States due to higher selling prices in that region.
Operating Expenses

	Six Months Ended June 30,
	2025	2024
	(unaudited) (in thousands)
Sales, general and administrative	$83,875	$61,733
Research and development	10,258	9,761
Total operating expenses	$94,133	$71,494

Sales, General and Administrative Expense
SG&A expense increased $22.2 million, or 36.0%, to $83.9 million for the six months ended June 30, 2025, compared to $61.7 million for the six months ended June 30, 2024. The increase in SG&A was primarily due to a $6.9 million increase in personnel and related costs, a $3.7 million in shipping & handling associated with higher sales, a $3.3 million increase in commissions, a $3.0 million increase in sales and marketing expenses, a $1.6 million increase in depreciation and amortization expenses, a $1.4 million increase in bad debt expense, a $0.9 million increase in software implementation costs, and a $0.7 million increase in facilities costs, partially offset by a $0.4 million decrease in consulting fees.
Research and Development Expense
R&D expense increased $0.5 million, or 5.1%, to $10.3 million for the six months ended June 30, 2025, compared to $9.8 million for the six months ended June 30, 2024. The increase in R&D expense was primarily due to a $1.2 million increase in personnel cost and a $0.3 million increase in regulatory affairs costs, partially offset by a

$0.7 million decrease in expenditures related to our IDE clinical trial in the United States and a $0.3 million decrease in stock compensation costs.
Interest Expense
Interest expense was $11.8 million for the six months ended June 30, 2025, compared to $9.6 million for the six months ended June 30, 2024. The increase was primarily due to an increase in debt principal.
Provision for Income Taxes
Provision for income taxes increased $1.0 million to $1.9 million for the six months ended June 30, 2025, compared to $0.9 million for the six months ended June 30, 2024. The change in the provision for income taxes is primarily due to an increase in pre-tax income in certain US and foreign jurisdictions.
Other Income (Expense), Net
Other income (expense), net increased $12.9 million to a gain of $7.1 million for the six months ended June 30, 2025, compared to a loss of $5.8 million for the six months ended June 30, 2024. The increase was primarily due to the foreign currency fluctuations of the Brazilian real and euro as compared to the U.S. dollar in fiscal 2025 and 2024, resulting in a foreign currency transaction gain of $7.8 million, the majority of which remains unrealized, for the six months ended June 30, 2025, compared to a $5.8 million loss for the six months ended June 30, 2024.
Liquidity and Capital Resources
As of June 30, 2025, we had an accumulated deficit of $482.0 million. Since our inception, we have generated losses and expect to continue to generate losses in the near term. We have financed our operations through a combination of equity financings and debt financings, and from cash generated from operations, primarily from the collection of accounts receivable resulting from sales. Our historical cash outflows have primarily been associated with cash used for operating activities such as expansion of our sales and marketing and distributor infrastructure, investing in inventory, R&D activities, asset acquisitions, capital improvements, including our new manufacturing facility, and other working capital needs. As of June 30, 2025 and December 31, 2024, we had cash of $54.6 million and $90.3 million, respectively.
As described above under “Recent Developments - Financing Activities,” in May, 2025, we entered into an Inventory Funding Agreement which allows us to finance purchases of up to $10.0 million of silicone raw material, in a given funding period, for an initial four-month term. Also, in February 2024 and November 2024, we entered into amendments to the Credit Agreement, which, among other changes, extended the termination date for commitments for Tranche C and Tranche D Term Loans and modified the milestones triggering the availability of those loans. The Tranche C Term Loan of $25 million was advanced in October 2024. See Note 6 “Debt” for additional information.
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
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Six Months Ended June 30,
	2025	2024
	(unaudited) (in thousands)
Net cash provided by (used in):
Operating activities	$(39,478)	$(25,306)
Investing activities	(3,407)	(11,027)
Financing activities	4,926	51,432
Effect of exchange rate changes on cash	2,251	(534)
Net increase/(decrease) in cash	$(35,708)	$14,565

Net Cash Used in Operating Activities
Net cash used in operating activities of $39.5 million for the six months ended June 30, 2025 was primarily comprised of a net loss of $37.3 million, changes in operating assets and liabilities of $9.2 million and $9.5 million of unrealized foreign currency gain, partially offset by $5.6 million of share-based compensation expense, $4.7 million of non-cash depreciation and amortization expense, a $2.0 million change in allowance for credit losses, $1.6 million of non-cash interest expense due to accretion of debt discounts, $1.5 million change in provision for inventory obsolescence, a $0.5 million loss on contract termination, $0.5 million of right-to-use asset amortization and $0.2 million in stock compensation in lieu of cash fees.
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
Net Cash Used in Investing Activities
Net cash used in investing activities of $3.4 million for the six months ended June 30, 2025 primarily reflected $2.4 million in purchases of property and equipment, $0.7 million in costs incurred for intangible assets primarily driven by the development of an enterprise resource planning system for the U.S and $0.3 million in cash paid related to business acquisitions of Motiva Benelux BV and Motiva NL BV.
Net cash used in investing activities of $11.0 million for the six months ended June 30, 2024 primarily consisted of $4.8 million in costs incurred for intangible assets primarily driven by the development of an enterprise resource planning system for the anticipated U.S. launch of Motiva Implants, $4.1 million in purchases of property and equipment primarily related to the new manufacturing facility, and $2.2 million of cash paid for capital expenditures on construction in progress related to our new manufacturing facility in the CFZ in Costa Rica.
Net Cash Provided by Financing Activities
Net cash provided by financing activities of $4.9 million for the six months ended June 30, 2025 primarily reflected $5.0 million in proceeds received from borrowings under short term notes payable and $0.4 million in proceeds received for stock option exercises, partially offset by $0.4 million paid to satisfy tax withholding obligations upon the vesting of restricted stock.
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
The Term Loans will mature on the 5-year anniversary of the Closing Date and accrue interest at a rate equal to 9% per annum for Tranche A and Tranche B, 10% per annum for Tranche C and Tranche D, or, at any time following the Tranche C Funding Milestone and the Administrative Agent’s receipt of evidence that a gross sale threshold of $225 million in trailing twelve month gross sales have been met, 8.25% per annum. As of June 30, 2025, $221.4 million was outstanding under the Credit Agreement, representing the initial principal of $150 million for the Tranche A Term Loan, $25 million for the Tranche B Term Loan, $25 million for the Tranche C Term Loan and $21.4 million of interest accrued into the principal balance.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk during the six months ended June 30, 2025 has not materially changed from what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. See Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of June 30, 2025, the end of the period covered by this Quarterly Report on From 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report at the reasonable assurance level.
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
We have incurred losses to date and expect to continue to incur losses for the foreseeable future. Sales of our Motiva Implants accounted for approximately 95% of our revenues for the six months ended June 30, 2025 and 96% and 95% of our revenues for each of the years ended December 31, 2024 and 2023, respectively, and we expect our revenues to continue to be driven primarily by sales of these products. We also continue to incur significant research and development and general and administrative expenses related to our operations. We do not expect to be profitable in 2025, and in future years we expect to incur significant research and development expenses related to, among other things, the IDE clinical study of Motiva Implants in the United States. Investment in medical device product development, particularly clinical studies, is highly speculative. It entails substantial upfront capital expenditures and significant risk that any potential planned product will fail to demonstrate adequate accuracy or clinical utility. We may not be profitable for some time. As of June 30, 2025, we had an accumulated deficit of $482.0 million.

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
As of June 30, 2025, we had 1,056 employees. Unless it is necessary for us to make reductions to our workforce as a cost management strategy, over the next several years, we expect to experience growth in the number of our employees and the scope of our operations, principally in the areas of manufacturing and sales and marketing, and particularly as we continue to expand our operations in the wake of obtaining approval from the FDA to commercialize our Motiva Implants in the United States. We also intend to continue to improve our operational, financial and management controls, reporting systems and procedures, which may require additional personnel. Such growth could place a strain on our administrative and operational infrastructure, and/or our managerial abilities, and we may not be able to make improvements to our management information and control systems in an efficient or timely manner. We may discover deficiencies in existing systems and controls.
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
We present our results of operations in U.S. dollars, which is our reporting currency. However, as of June 30, 2025, the majority of our revenues are denominated in currencies other than the U.S. dollar - primarily the euro, the Brazilian real, and the British pound. As of June 30, 2025, the majority of our expenses are denominated in U.S. dollars or in Costa Rican colones, which are linked to the U.S. dollar. In the future, we expect to have significant revenues and expenses denominated in these non-U.S. currencies. As such, unfavorable fluctuations in currency exchange rates have had, and in the future could continue to have, an adverse effect on our results of operations.
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
Our products are commercially available in over 90 countries, and we operate subsidiaries in the United States, Costa Rica, Brazil, and several European countries. Our business strategy contemplates continued international expansion, including partnering with medical device distributors, and introducing Motiva Implants and other planned products outside the United States. The sale and shipment of our products internationally, as well as the purchase of components from international sources, subjects us to potential trade, import and export, and customs regulations and laws.
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
The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of medical devices are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, where regulations differ from country to country. Our products are commercially available in over 90 countries, including the United States. See Item 1 “Business” in our Annual Report on Form 10-K for additional information about the regulatory process.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended June 30, 2025, we issued and sold to third parties the securities listed below without registering the securities under the Securities Act of 1933, as amended (the “Securities Act”). None of these transactions involved any public offering. All our securities were sold through private placement either (i) outside the United States or (ii) in the United States to a limited number of investors in transactions not involving any public offering. Therefore, we believe that each issuance of these securities was exempt from, or not subject to, registration under the Securities Act, relying on Section 4(a)(2) (or Regulation D promulgated thereunder) or Regulation S of the Securities Act.
As consideration for our business acquisition of Motiva Benelux BV and Motiva NL B.V, we issued 19,256 common shares, valued at $0.9 million, to Mr. Pol Brusseleers on June 30, 2025.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
Insider Trading Arrangements
None.
Agreements with Juan José Chacón-Quirós
Following his retirement on March 1, 2025, Establishment Labs Holdings Inc. and its subsidiary, Establishment Labs S.A., each entered into separation agreements with its former CEO, Juan José Chacón-Quirós, on August 3 and August 4, 2025, respectively, to formally terminate his employment effective April 30, 2025. The agreements provide for the continued vesting of outstanding equity awards while Mr. Chacón-Quirós serves as a consultant or a member of the Board of Directors, as well as certain customary restrictive covenants. Concurrently, Establishment Labs Holdings Inc. and Mr. Chacón-Quirós entered into a consulting agreement, effective June 1, 2025, for advisory and advocacy services, with a one-year term that automatically renews through May 31, 2028, unless terminated by either party. Under the consulting agreement, Mr. Chacón-Quirós will receive 750,000 per year, paid in equal monthly installments, and an annual equity award with a target value of 750,000, subject to vesting schedules and terms at the Company’s discretion.
ITEM 6. EXHIBITS
(a)     Exhibits.

Exhibit Number	Description of Exhibit	Incorporation by Reference
3.1	Memorandum and Articles of Association of the Registrant	Incorporated by reference from Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on May 31, 2023
10.1	Separation Agreement by and between Establishment Labs Holdings Inc. and Juan José Chacón-Quirós, dated August 3, 2025	Filed herewith.
10.2	Separation Agreement by and between Establishment Labs S.A. and Juan José Chacón-Quirós, dated August 4, 2025	Filed herewith.
10.3**	Consulting Agreement by and between Establishment Labs Holdings Inc. and Juan José Chacón-Quirós, dated August 3, 2025	Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

** Portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K. The omitted information is not material and is of the type that the Company treats as private or confidential.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESTABLISHMENT LABS HOLDINGS INC.

		By:	/s/ Filippo “Peter” Caldini

Date:	August 7, 2025	By:	Filippo “Peter” Caldini
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	August 7, 2025	By:	/s/ Rajbir S. Denhoy

		Name:	Rajbir S. Denhoy
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)