Form 10-Q
period 2025-09-30
ESTABLISHMENT LABS HOLDINGS INC.
filed 2025-11-07
CIK 1688757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025.
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission File Number: 001-38593
Establishment Labs Holdings Inc.
(Exact name of Registrant as specified in its charter)

British Virgin Islands	98-1436377
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

11401 Century Oaks Terrace Suite 400 Austin, Texas	78758
Address of Principal Executive Offices	Zip Code

+	1	800	924-5072
Registrant’s Telephone Number, Including Area Code

Building B23 and B25 Coyol Free Zone Alajuela Costa Rica
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
The number of the registrant’s common shares outstanding as of November 6, 2025 was 29,057,868.

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
•We have incurred losses to date, and our ability to achieve and maintain profitability depends on the commercial success of our Motiva Implants.
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

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$70,624	$90,347
Accounts receivable, net	71,442	65,002
Inventory, net	88,158	78,766
Prepaid expenses and other current assets	9,373	8,922
Total current assets	239,597	243,037
Long-term assets:
Property and equipment, net of accumulated depreciation and amortization	76,241	78,028
Goodwill	1,209	1,209
Intangible assets, net of accumulated amortization	10,399	11,683
Right-of-use operating lease assets, net	4,507	5,561
Other non-current assets	6,942	7,313
Total assets	$338,895	$346,831
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$39,719	$44,760
Accrued liabilities	18,107	16,536
Other liabilities, short-term	14,155	6,982
Total current liabilities	71,981	68,278
Long-term liabilities:
Note payable, net of debt discount and issuance costs	246,458	219,577
Operating lease liabilities, non-current	2,982	4,203
Other liabilities, long-term	1,111	1,678
Total liabilities	322,532	293,736
Commitments and contingencies (Note 15)
Shareholders’ equity:
Common shares — zero par value, unlimited amount authorized; 29,463,851 and 29,195,439 shares issued at September 30, 2025 and December 31, 2024, respectively; 29,055,781 and 28,787,369 shares outstanding at September 30, 2025 and December 31, 2024, respectively	426,067	420,364
Additional paid-in-capital	84,864	76,992
Treasury shares, at cost, 408,070 shares held at September 30, 2025 and December 31, 2024	(2,854)	(2,854)
Accumulated deficit	(493,141)	(444,692)
Accumulated other comprehensive income	1,427	3,285
Total shareholders’ equity	16,363	53,095
Total liabilities and shareholders’ equity	$338,895	$346,831

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$53,782	$40,227	$146,459	$121,511
Cost of revenue	16,086	14,510	45,683	42,478
Gross profit	37,696	25,717	100,776	79,033
Operating expenses:
Sales, general and administrative	37,166	34,055	121,041	95,788
Research and development	4,555	4,801	14,813	14,562
Total operating expenses	41,721	38,856	135,854	110,350
Loss from operations	(4,025)	(13,139)	(35,078)	(31,317)
Interest income	48	234	389	1,278
Interest expense	(6,203)	(5,313)	(18,012)	(14,880)
Other income (expense), net	(542)	2,046	6,594	(3,770)
Loss before income taxes	(10,722)	(16,172)	(46,107)	(48,689)
Provision for income taxes	(424)	(510)	(2,342)	(1,376)
Net loss	$(11,146)	$(16,682)	$(48,449)	$(50,065)

Basic and diluted net loss per share	$(0.38)	$(0.59)	$(1.64)	$(1.80)
Weighted average outstanding shares used for basic and diluted net loss per share	29,622,101	28,248,256	29,554,809	27,885,255

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(11,146)	$(16,682)	$(48,449)	$(50,065)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	1,800	110	(1,858)	1,263
Other comprehensive income (loss)	1,800	110	(1,858)	1,263
Comprehensive loss	$(9,346)	$(16,572)	$(50,307)	$(48,802)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Shareholders’ Equity
(In thousands, except share data)
(Unaudited)

	Common Shares		Treasury Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2025	29,195,439	$420,364	(408,070)	$(2,854)	$76,992	$(444,692)	$3,285	$53,095
Issuance of common shares in lieu of cash compensation	90,153	4,062	—	—	—	—	—	4,062
Stock option exercises	4,260	79	—	—	—	—	—	79
Share-based compensation	33,530	34	—	—	2,400	—	—	2,434
Shares withheld to cover income tax obligation upon vesting of restricted stock	(6,975)	(7)	—	—	(275)	—	—	(282)
Foreign currency translation loss	—	—	—	—	—	—	(128)	(128)
Net loss	—	—	—	—	—	(20,710)	—	(20,710)
Balance at March 31, 2025	29,316,407	424,532	(408,070)	(2,854)	79,117	(465,402)	3,157	38,550
Issuance of common shares in lieu of cash compensation	21,565	1,022	—	—	—	—	—	1,022
Stock option exercises	11,083	273	—	—	—	—	—	273
Share-based compensation	32,659	32	—	—	3,153	—	—	3,185
Shares withheld to cover income tax obligation upon vesting of restricted stock	(4,111)	(4)	—	—	(140)	—	—	(144)
Foreign currency translation loss	—	—	—	—	—	—	(3,530)	(3,530)
Net loss	—	—	—	—	—	(16,593)	—	(16,593)
Balance at June 30, 2025	29,377,603	425,855	(408,070)	(2,854)	82,130	(481,995)	(373)	22,763
Issuance of common shares	76,569	77	—	—	(77)	—	—	—
Issuance of common shares in lieu of cash compensation	2,376	98	—	—	—	—	—	98
Stock option exercises	1,000	31	—	—	—	—	—	31
Share-based compensation	8,313	8	—	—	2,885	—	—	2,893
Shares withheld to cover income tax obligation upon vesting of restricted stock	(2,010)	(2)	—	—	(74)	—	—	(76)
Foreign currency translation gain	—	—	—	—	—	—	1,800	1,800
Net loss	—	—	—	—	—	(11,146)	—	(11,146)
Balance at September 30, 2025	29,463,851	$426,067	(408,070)	$(2,854)	$84,864	$(493,141)	$1,427	$16,363

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

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(48,449)	$(50,065)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,078	4,680
Provision for credit losses	2,774	966
Provision for inventory obsolescence	2,218	793
Share-based compensation	8,513	10,858
Loss/(gain) from disposal of property and equipment	56	(49)
Unrealized foreign currency (gain)/ loss, net	(10,012)	1,851
Amortization of right-to-use asset	626	504
Non-cash loss on contract termination	543	—
Stock compensation in lieu of cash fees	306	854
Interest capitalized for construction in progress	—	(555)
Non-cash interest expense and amortization of debt discount	2,558	5,622
Changes in operating assets and liabilities:
Accounts receivable	(4,996)	(21,132)
Inventory	(8,167)	10,866
Prepaid expenses and other current assets	308	347
Other assets	462	(516)
Accounts payable	(4,938)	(4,376)
Accrued liabilities	2,539	2,497
Operating lease liabilities	(595)	(443)
Other liabilities	(1,552)	(469)
Net cash used in operating activities	(50,728)	(37,767)
Cash flows from investing activities:
Purchases of property and equipment	(4,225)	(5,583)
Cash used in business acquisitions, net of cash acquired	(307)	—
Cost incurred for intangible assets	(835)	(5,883)
Capital expenditures on construction in progress	—	(2,326)
Net cash used in investing activities	(5,367)	(13,792)
Cash flows from financing activities:
Issuance of common shares, net of underwriters’ discount and issuance costs	—	49,736
Borrowings under Oaktree credit agreement, net of debt discount and issuance costs	24,500	—
Borrowings on short-term notes payable	10,000	—
Proceeds from stock option exercises	383	2,062
Tax payments related to shares withheld upon vesting of restricted stock	(503)	(394)
Net cash provided by financing activities	34,380	51,404
Effect of exchange rate changes on cash and cash equivalents	1,992	(183)
Net decrease in cash and cash equivalents	(19,723)	(338)
Cash and cash equivalents at beginning of period	90,347	40,035
Cash and cash equivalents at end of period	$70,624	$39,697

Supplemental disclosures:
Cash paid for interest	$15,366	$5,118
Cash paid for income taxes	$289	$814

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Supplemental disclosures of non-cash investing and financing activities:
Unpaid balance for property and equipment	$365	$1,186
Unpaid balance for intangible assets	$440	$344
Equity consideration in a business acquisition	$3,556	$—
Contingent consideration payable related to a business acquisition	$931	$—
Consideration payable related to business acquisition	$197	$—
Issuance of common shares to settle contract termination	$1,320	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Formation and Business of the Company
Establishment Labs Holdings Inc. along with its wholly owned subsidiaries, or the Company, is a global company that manufactures and markets innovative medical devices for aesthetic and reconstructive plastic surgery. The Company was established in the British Virgin Islands on October 9, 2013, at which time Establishment Labs, S.A., the Costa Rican manufacturing company, was reincorporated as a wholly-owned subsidiary. As of September 30, 2025, the Company has wholly-owned subsidiaries in the United States, Brazil, Belgium, Netherlands, France, Sweden, Switzerland, the United Kingdom, Italy, Spain, Austria, Germany, and Argentina. Substantially all of the Company’s revenues are derived from the sale of silicone gel-filled breast implants, branded as Motiva Implants.
The main manufacturing activities are conducted at manufacturing facilities in Costa Rica. In 2010, the Costa Rican subsidiary began operating under the Costa Rica free zone regime (Régimen de Zona Franca), which provides for reduced income tax and other tax obligations pursuant to an agreement with the Costa Rican authorities.
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
2.    Summary of Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2025 as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s audited consolidated financial statements as of December 31, 2024 and 2023 and for the years ended 2024, 2023 and 2022 presented in the Company’s Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 28, 2025. Below are those policies with current period updates.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The condensed consolidated financial statements include the Company’s accounts and those of its wholly owned subsidiaries as of September 30, 2025 as follows:

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
Unaudited Interim Condensed Consolidated Financial Information
The accompanying interim condensed consolidated financial statements as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024, and the related interim information contained within the notes to the condensed consolidated financial statements, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to state fairly the Company’s financial position as of September 30, 2025, and the results of its operations and cash flows for the nine months ended September 30, 2025 and 2024. Such adjustments are of a normal and recurring nature. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full fiscal year 2025, or for any future period.
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
For the nine months ended September 30, 2025, the United States accounted for more than 19.4% of consolidated revenue, on a ship-to destination basis. For the nine months ended September 30, 2024, no single country accounted for more than 10% of consolidated revenue, on a ship-to destination basis.
A significant portion of the Company’s consolidated total assets, including the majority of cash, is held in the United States. The Company’s long-lived assets, which primarily consist of property and equipment and intangible assets located in Costa Rica, represented 73% and 78% of the total long-lived assets as of September 30, 2025 and December 31, 2024, respectively.
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
Substantially all of the Company’s revenues were derived from the sale of Motiva Implants. During the nine months ended September 30, 2025 and 2024, no customer accounted for more than 10% of the Company’s revenue. One customer accounted for approximately 15.8% and 17.0% of the Company’s trade accounts receivable balance as of September 30, 2025 and December 31, 2024, respectively.
The Company relies on Avantor, Inc., or Avantor, as the sole supplier of medical-grade silicone used in Motiva Implants. During the nine months ended September 30, 2025 and 2024, the Company had purchases of $23.8 million, or 55.2% of total purchases, and $8.2 million, or 29.9% of total purchases, respectively, from Avantor. As of September 30, 2025 and December 31, 2024, the Company had an outstanding balance owed to this vendor of $13.0 million and $15.0 million, respectively.
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
Cash and Cash Equivalents
The Company’s cash consists of cash maintained in checking and interest-bearing accounts. The majority of the Company’s cash is held at two financial institutions in the United States, with balances in excess of FDIC insurance limits The Company accounts for financial instruments with original maturities of three months or less at the date of purchase as cash equivalents. The Company held $0.9 million and $3.0 million in cash equivalents as of September 30, 2025 and December 31, 2024, respectively. The Company did not have restricted cash as of September 30, 2025 and December 31, 2024, respectively.
Accounts Receivable and Allowance for Credit Losses
Accounts receivable balance is stated at invoice value less estimated allowances for returns and credit losses. The Company continually monitors customer payments and maintains an allowance for estimated losses resulting from customers’ inability to make required payments. In evaluating the Company’s ability to collect outstanding receivable balances, the Company considers various factors including the age of the balance, the creditworthiness of the customer, which is assessed based on ongoing credit evaluations and payment history, and the customer’s current financial condition. In cases where there are circumstances that may impair a specific customer’s ability to meet its financial obligations, an allowance is recorded against amounts due, which reduces the net recognized receivable to the amount reasonably believed to be collectible. Allowance of credit losses of $6.0 million and $3.1 million has been recorded as of September 30, 2025 and December 31, 2024, respectively.
Inventory and Cost of Revenue
Inventory is stated at the lower of cost to purchase or manufacture the inventory or the net realizable value of such inventory. Cost is determined using the standard cost method which approximates actual costs using the first-in, first-out basis. The Company regularly reviews inventory quantities, actual losses, projected future demand, and remaining shelf life to record a provision for obsolete and/or damaged inventory. Provision for inventory obsolescence of $5.9 million and $4.2 million has been recorded as of September 30, 2025 and December 31, 2024, respectively.
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
Shipping and Handling Costs
Shipping and handling costs are expensed as incurred and are included in selling, general and administrative, or SG&A, expenses. For the three months ended September 30, 2025 and 2024, shipping and handling costs were $2.7 million and $1.8 million, respectively. For the nine months ended September 30, 2025 and 2024, shipping and handling costs were $9.6 million and $4.9 million, respectively.

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
The Company recognizes revenue when title to the product and risk of loss transfer to customers, provided there are no remaining performance obligations required of the Company or any written matters requiring customer acceptance. The Company allows for the return of products from direct customers in certain regions in limited instances within fifteen days to sixty days after the original sale and records estimated sales returns as a reduction of sales in the same period revenue is recognized. Appropriate reserves are established for anticipated sales returns based on historical experience, recent gross sales and any notification of pending returns. Actual sales returns in any future period are inherently uncertain and thus may differ from the estimates. If actual sales returns differ significantly from the estimates, an adjustment to revenue in the current or subsequent period is recorded. An allowance of $1.2 million and $0.4 million was recorded for product returns as of September 30, 2025 and December 31, 2024, respectively. Taxes collected from customers for remittance to governmental authorities are excluded from net sales.
A portion of the Company’s revenue is generated from the sale of consigned inventory maintained at physician, hospital, or clinic locations. For these products, revenue is recognized at the time the Company is notified by the consignee that the product has been implanted, not when the consigned products are delivered to the consignee’s warehouse.
Revenue was generated in these primary geographic markets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
EMEA (Europe / Middle East / Africa)	$19,159	$19,564	$64,530	$61,122
Latin America	11,647	9,573	28,268	27,064
Asia-Pacific	11,100	10,772	25,438	32,820
North America *	11,876	318	28,223	505
Total revenue	$53,782	$40,227	$146,459	$121,511

* - Includes revenue from sales in the United States. Mexico is included in the Latin American region.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
During the year ended December 31, 2024, there was no impairment of goodwill or intangible assets based on the qualitative assessments performed by the Company. As of September 30, 2025, no triggering events have occurred which would indicate that the acquired intangible asset values may not be recoverable.
Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. There were no impairment charges, or changes in estimated useful lives recorded during the year ended December 31, 2024. As of September 30, 2025, no triggering events have occurred which would indicate that the acquired long-lived asset values may not be recoverable.
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
There were no material uncertain tax positions in fiscal year 2024 or for the nine months ended September 30,

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
2025.
On July 4, 2025, President Trump signed into law the legislation commonly referred to as the One Big Beautiful Bill Act, or The OBBBA. The OBBBA includes various provisions that impact the timing and magnitude of certain tax deductions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company incorporated the provisions that were effective during the third quarter of 2025 and assessed that the impacts did not have a material impact on the Company’s consolidated financial statements. The Company will continue to assess any future impacts on the consolidated financial statements and will recognize the income tax effects beginning in the period in which they are effective.
Foreign Currency
The financial statements of the Company’s foreign subsidiaries whose functional currencies are the local currencies are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, stockholders’ equity at the historical rates of exchange, and income and expense amounts at the average exchange rate for the period. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in “Accumulated other comprehensive income” as equity in the condensed consolidated balance sheet. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses resulting from foreign currency transactions are included within “Other income (expense), net” in the condensed consolidated statements of operations. For the three months ended September 30, 2025, foreign currency transaction loss amounted to $0.4 million as compared to a foreign currency transaction gain of $2.2 million for the three months ended September 30, 2024. For the nine months ended September 30, 2025, foreign currency transaction gain amounted to $7.4 million as compared to a foreign currency transaction loss of $3.6 million for the nine months ended September 30, 2024.
Contract Termination Costs
In the fourth quarter of 2024, the Company entered into a contract termination agreement with a third-party in connection with its Mia products in Europe. In lieu of a cash settlement, the Company and the third-party agreed to settle previous amounts incurred by each respective party from separate and unrelated contracts. As of December 31, 2024, the Company recorded an additional $1.5 million liability for contract termination payments resulting in a total loss on contract termination of $6.0 million reported under "Other income (expense), net". As of September 30, 2025, the Company has settled balances owed related to this contract termination.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
3.     Balance Sheet Accounts
Inventory, Net

	September 30, 2025	December 31, 2024
	(in thousands)
Raw materials	$39,227	$41,310
Work in process	2,535	2,454
Finished goods	46,396	35,002
Total inventory, net	$88,158	$78,766

As of September 30, 2025 and December 31, 2024, $13.5 million and $9.0 million of inventory was on consignment, respectively.
Prepaid Expenses and Other Current Assets

	September 30, 2025	December 31, 2024
	(in thousands)
Prepaid insurance	$2,010	$2,768
Prepaid services	661	571
Prepaid taxes	781	458
Prepaid assets	1,463	505
Prepaid raw materials and accessories	403	1,005
Prepaid U.S. clinical trial costs	124	184
Prepaid warranty and distribution rights	385	409
Prepaid software	570	408
Other	2,976	2,614
Total prepaid expenses	$9,373	$8,922

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Property and Equipment, Net

	September 30, 2025	December 31, 2024
	(in thousands)
Machinery and equipment	$23,126	$22,764
Building improvements	17,309	16,902
Furniture and fixtures	16,878	14,772
Building	37,227	37,227
Leasehold improvements	2,623	2,516
Land	3,694	3,694
Vehicles	281	269
Total	101,138	98,144
Less: Accumulated depreciation and amortization	(24,897)	(20,116)
Total property and equipment, net	$76,241	$78,028

For the three months ended September 30, 2025 and 2024, depreciation and amortization expense related to property and equipment was $1.5 million and $1.3 million, respectively. For the nine months ended September 30, 2025 and 2024, depreciation and amortization expense related to property and equipment was $4.7 million and $3.2 million, respectively.
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
Accrued Liabilities

	September 30, 2025	December 31, 2024
	(in thousands)
Performance bonus	$5,118	$6,235
Payroll and related expenses	6,558	4,832
Operating lease liabilities - current	1,721	1,514
Commissions	1,787	1,312
Professional and legal services	1,550	876
Taxes	299	153
Warranty reserve	213	141
Other	861	1,473
Total accrued liabilities	$18,107	$16,536

Other Liabilities, Short-Term

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	September 30, 2025	December 31, 2024
	(in thousands)
Deferred revenue	$1,409	$1,749
Consideration payable for business acquisitions	197	2,774
Contingent consideration payable for business acquisitions	931	737
Borrowings of short term notes payable	10,000	—
Other	1,618	1,722
Total other liabilities, short-term	$14,155	$6,982

The Company signed an Inventory Funding Agreement, or Funding Agreement, on May 23, 2025, with RTW Master Fund, LTD., RTW Innovation Master Fund, LTD., and RTW Biotech Opportunities Operating LTD, collectively referred to as the Funding Providers, and RTW Investments, LP as the funding representative, to finance purchases of silicone raw material to support the manufacture of Motiva Implants in an aggregate amount not to exceed $10.0 million in a funding period. Under the Funding Agreement, the Funding Providers will finance, upon request, eligible invoices at a 12.0% annual interest rate for an initial four-month term, or a later date if agreed by the Funding Providers in writing in their sole discretion. On June 20, 2025 and September 26, 2025, the Company drew $5.0 million each and recorded this liability in "Other Liabilities, Short-Term". On September 25 2025, the Funding Agreement was amended to extend the due date for the amount received in June 2025 to May 15, 2026.
Other Liabilities, Long-Term

	September 30, 2025	December 31, 2024
	(in thousands)
Deferred revenue	$1,102	$1,124
Consideration payable for business acquisitions	—	278
Contingent consideration payable for business acquisitions	—	174
Other	9	102
Total other liabilities, long-term	$1,111	$1,678

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
The Company’s goodwill and most intangibles at September 30, 2025 are the result of previous asset and business acquisitions. Finite-lived intangibles are amortized over their estimated useful lives based on expected future benefit.
In addition to the intangibles acquired, the Company capitalized certain patent and license rights as identified intangibles based on patent and license rights agreements entered into over the past several years. Additionally, the Company capitalized certain software development costs.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Changes in the carrying amount of goodwill during the nine months ended September 30, 2025 were as follows:

	Balance as of January 1, 2025	Additions	Accumulated Impairment Losses	Balance as of September 30, 2025
	(in thousands)
Goodwill	$1,209	$—	$—	$1,209

The carrying amounts of these intangible assets other than goodwill as of September 30, 2025 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives
	(in thousands)			(in years)
Patents and license rights	$2,033	$(1,569)	$464	7-12
Customer relationships	3,656	(2,103)	1,553	4-10
510(k) authorization	567	(430)	137	15
Developed technology	62	(62)	—	10
Capitalized software development costs	14,490	(6,926)	7,564	2-5
Other	183	(92)	91	2-5
Capitalized software development costs not yet amortized	149	—	149
Patents and license rights not yet amortized	441	—	441
Total intangibles other than goodwill	$21,581	$(11,182)	$10,399

The carrying amounts of intangible assets other than goodwill as of December 31, 2024 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives
	(in thousands)			(in years)
Patents and license rights	$2,033	$(1,509)	$524	7-12
Customer relationships	3,466	(1,997)	1,469	4-10
510(k) authorization	567	(345)	222	15
Developed technology	62	(62)	—	10
Capitalized software development costs	13,559	(4,839)	8,720	2-5
Other	183	(91)	92	2-5
Capitalized software development costs not yet amortized	215	—	215
Patents and license rights not yet amortized	441	—	441
Total intangibles other than goodwill	$20,526	$(8,843)	$11,683

For each of the three months ended September 30, 2025 and 2024, amortization expense related to intangible assets was $0.9 million and $0.6 million, respectively. The amortization expense associated with intangible assets was $2.5 million and $1.4 million for each of the nine months ended September 30, 2025 and 2024, respectively. Non-product related amortization is recorded in SG&A while product related amortization is recorded in cost of

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
revenue.
As of September 30, 2025, the amortization expense related to identifiable intangible assets, with definite useful lives, in future periods is expected to be as follows:

Year Ending December 31,	Amortization Expense
(in thousands)
2025 (remaining)	$788
2026	2,737
2027	2,301
2028	1,964
2029	963
Thereafter	1,056
Total expected future amortization expense	$9,809

The Company evaluates the recoverability of goodwill and indefinite-lived intangible assets annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. During the year ended December 31, 2024, there was no impairment of goodwill or intangible assets based on the qualitative assessments performed by the Company. As of September 30, 2025, no triggering events have occurred which would indicate that the acquired intangible asset values may not be recoverable.
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
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
basis by level within the fair value hierarchy at September 30, 2025:

	Fair Value Measurements at September 30, 2025
	Total	Level 1	Level 2	Level 3

	(in thousands)
Liabilities
Acquisition-related contingent consideration	$931	$—	$—	$931

	Fair Value Measurements at December 31, 2024
	Total	Level 1	Level 2	Level 3

	(in thousands)
Liabilities
Acquisition-related contingent consideration	$973	$—	$—	$973

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
The estimates are based, in part, on subjective assumptions and could differ materially in the future. During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at fair value using Level 3 inputs. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the nine months ended September 30, 2025 or during the year ended December 31, 2024.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments as follows:

Acquisition-related Contingent Consideration
(in thousands)
Balance at December 31, 2024	$973
Settlement	(787)
Additional liability	616
Change in fair value	129
Balance at September 30, 2025	$931

During the nine months ended September 30, 2025, the contingent consideration related to the 2024 revenue milestone was settled by issuing the Company’s common stock to the former owners. As of September 30, 2025, the Company accrued an additional $0.6 million related to the 2025 revenue milestone payment as the current projected revenue for fiscal 2025 is expected to exceed the initial estimate used on December 31, 2024. The change in fair value is related to the foreign currency fluctuations.
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
On September 29, 2025, the Company entered into a Fourth Amendment to the Credit Agreement, or the Fourth Amendment, which provides for the availability of the Tranche D Term Loans to commence as of the effective date of the amendment, notwithstanding the revenue milestone originally set forth in the Agreement, and (ii) increases, effective September 28, 2025, the minimum liquidity that the Company and its subsidiaries are guarantors under the Agreement are required to maintain from $25 million to $30 million.
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
•The fourth tranche, or the Tranche D Term Loan, of $25 million was advanced in September 2025 at the Company’s election following the Fourth Amendment, subject to the other terms and conditions of the Credit Agreement, as amended.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
As of September 30, 2025, the weighted-average effective interest rate under the Credit Agreement is 10.9%, and the weighted average interest rate is 9.2%. In connection with the Credit Agreement, the Company incurred $6.0 million in interest expense during the three months ended September 30, 2025 and 2024, respectively, and $17.7 million and $15.2 million in interest expense during the nine months ended September 30, 2025 and 2024, respectively. No principal payments are due on the Term Loans until the final maturity date on April 26, 2027.
As of September 30, 2025, $246.4 million was outstanding under the Credit Agreement representing the initial principal of $150 million for the Tranche A Term Loan, $25 million for the Tranche B Term Loan, $25 million for the Tranche C Term Loan, $25 million for the Tranche D Term Loan and $21.4 million of interest accrued into the principal balance.
The Company recorded Oaktree debt on the condensed consolidated balance sheets as follows:

	September 30, 2025	December 31, 2024
	(in thousands)
Principal	$246,367	$221,367
Net unamortized prepayment premium (debt discount and issuance costs)	91	(1,790)
Net carrying value of Oaktree debt	$246,458	$219,577

As of September 30, 2025, the Company was in compliance with all financial debt covenants.
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
During the nine months ended September 30, 2025, the Company earned income from subleasing a warehouse facility for the remaining life of an existing master lease. The sublease agreement did not release the Company from its obligations under the master lease, and no modifications were made to the lease agreement. Income from the sublease is recognized on a straight-line basis over the term of the agreement.
The Company’s lease and sublease agreements do not contain any termination options, material residual value guarantees, material bargain purchase options or material restrictive covenants. The Company does not have any lease transactions with related parties.
Total lease cost includes the following components:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Operating lease expense cost	$1,594	$1,023
Sublease income	(233)	(233)
Total lease cost, net of sublease income	$1,361	$790

	September 30, 2025	December 31, 2024
Supplemental balance sheet information	(in thousands)
Operating lease right-of-use assets, net	$4,507	$5,561

Operating lease liabilities - short-term	$1,721	$1,514
Operating lease liabilities - long-term	2,982	4,203
Total operating lease liabilities	$4,703	$5,717

Weighted-average remaining lease term (years)
Operating leases	2.8	3.4

Weighted-average discount rate (%)
Operating leases	11.1%	11.1%

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	(in thousands)
Operating cash outflows from operating lease expenses	$1,580	$908
Operating cash inflows from sublease	(247)	(239)
Operating cash outflows from operating leases, net of sublease income	$1,333	$669

ROU assets obtained in exchange for new lease liabilities
Operating leases	$120	$2,091

Maturities of lease liabilities as of September 30, 2025 were as follows:

Years Ending December 31,	Operating Leases
(in thousands)
2025 (remaining)	$533
2026	2,055
2027	1,678
2028	843
2029	438
Thereafter	108
Total future minimum lease payments	5,655
Less: Amount of lease payments representing interest	(952)
Present value of future minimum lease payments	$4,703

The undiscounted future cash receipts from the Company’s sublease as of September 30, 2025 were as follows:

Years Ending December 31,	Sublease
(in thousands)
2025 (remaining)	$84
2026	343
2027	355
2028	368
2029	315
Thereafter	—
Total undiscounted future sublease cash receipts	$1,465

8.    Shareholders’ Equity
Under the Company’s Amended and Restated Memorandum of Association and Articles of Association, or Articles, in effect as of September 30, 2025 and December 31, 2024, the Company has authorized an unlimited number of common shares with no par value.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of September 30, 2025 and December 31, 2024, 29,463,851 and 29,195,439 common shares, respectively, were issued and 29,055,781 and 28,787,369 common shares, respectively, were outstanding.
During the nine months ended September 30, 2025, the Company granted stock options and RSUs to employees and contractors (see Note 10).
On November 7, 2024, the Company entered into a securities purchase agreement with a limited number of purchasers in connection with a registered direct offering of 765,696 common shares of the Company at a purchase price of $45.71 per share and pre-funded warrants to purchase up to 328,154 common shares at a price of $45.709 per share. On August 31, 2025, the Company issued 76,569 additional common shares and additional pre-funded warrants to purchase up to 32,814 common shares. These additional securities were issued in accordance with the securities purchase agreement for no additional consideration since the average closing price of the Company’s common shares on The Nasdaq Capital Market during the period from January 1, 2025 to August 31, 2025 did not exceed $45.71, which is the price per common share sold in the offering. The pre-funded warrants issued in the offering may be exercised immediately at a price of $0.001 per share until exercised in full. Net proceeds to the Company from the offering, after deducting offering expenses, were approximately $49.7 million.
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
The Company had reserved common shares for future issuances as follows:

	September 30, 2025	December 31, 2024
Warrants to purchase common shares	659,403	626,589
Options to purchase common shares	1,657,833	1,413,948
Remaining shares available under the 2018 Equity Incentive Plan	2,255,945	2,068,033
Shares issuable on vesting of grants of RSUs	332,651	295,705
Remaining shares available under the 2018 ESPP	1,409,000	1,222,000
Total common shares reserved for future issuances	6,314,832	5,626,275

9.    Warrants
In January 2024, the Company issued pre-funded warrants for the purchase of 898,435 common shares to select investors at a fixed exercise price of $0.001 per share. In November 2024, the Company issued pre-funded warrants for the purchase of up to 360,968 common shares to a limited number of purchasers at a fixed exercise price of $0.001 per share. In September 2025, the Company issued pre-funded warrants for the purchase of up to 32,814 common shares to a select investors at a fixed exercise price of $0.001 per share as part of a price protection stipulation within the securities purchase agreement entered into in November 2024.
During the three and nine months ended September 30, 2025, zero warrants were exercised. As of September 30, 2025 and December 31, 2024, warrants to purchase 659,403 and 626,589 common shares,

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
respectively, were outstanding and exercisable, as set forth in the table below.

Warrant Holder	Issue Date	Shares	Exercise Price	Expiration Date
RTW Master Fund, Ltd.	1/9/2024	164,367	$0.001	*
RTW Innovation Master Fund, Ltd.	1/9/2024	134,068	$0.001	*
RTW Master Fund, Ltd.	11/7/2024	164,077	$0.001	*
RTW Innovation Master Fund, Ltd.	11/7/2024	134,543	$0.001	*
RTW Biotech Opportunities Operating Ltd.	11/7/2024	29,534	$0.001	*
RTW Master Fund, Ltd.	9/5/2025	16,407	$0.001	*
RTW Innovation Master Fund, Ltd.	9/5/2025	13,454	$0.001	*
RTW Biotech Opportunities Operating Ltd.	9/5/2025	2,953	$0.001	*

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
During the periods presented, the Company recorded the following share-based compensation expense for stock options and RSUs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Sales, general and administrative	$2,557	$3,036	$7,324	$9,051
Research and development	337	620	1,189	1,807
Total stock compensation expense	$2,894	$3,656	$8,513	$10,858

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Stock Options

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2024	1,413,948	$47.96	6.30	$14,010
Granted (weighted-average fair value $20.68 per share)	305,066	35.17
Exercised	(16,343)	23.45
Forfeited/canceled	(44,838)	53.85
Balances at September 30, 2025	1,657,833	$45.55	6.13	$12,334

As of September 30, 2025, 1,128,035 options were vested and exercisable with a weighted-average exercise price of $46.56 per share and a total aggregate intrinsic value of $10.4 million.
The intrinsic value of the options exercised during the nine months ended September 30, 2025 and 2024 was $0.2 million and $3.5 million, respectively. Upon the exercise of stock options, the Company issued new shares from its authorized shares.
At September 30, 2025, unrecognized compensation expense was $9.7 million related to stock options granted to employees and members of the Board of Directors and $1.6 million related to stock options granted to consultants. The weighted-average period over which such compensation expense will be recognized is 2.7 years.
Stock Options Granted to Employees
Share-based compensation expense for employees is based on the grant date fair value. The Company recognizes compensation expense for all share-based awards ratably on a straight-line basis over the requisite service period of the awards, which is generally the vesting term of four years. During the nine months ended September 30, 2025 and 2024, the Company recognized $4.2 million and $5.6 million, respectively, of share-based compensation expense for stock options granted.
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
The fair value of stock options granted to employees was estimated using the following assumptions:

	Nine Months Ended September 30,
	2025	2024
Volatility	55% - 56%	63% - 88%
Risk-free interest rate	4.0% - 4.3%	3.7% - 4.8%
Term (in years)	6.25	6.25
Dividend yield	—	—

Stock Options Granted to Non-Employees
Share-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned using an accelerated attribution method. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered. For the nine months ended September 30, 2025 and 2024, the Company recognized expense of $0.5 million each for stock options granted to consultants.
The fair value of stock options granted to consultants was estimated using the following assumptions during the following periods presented:

	Nine Months Ended September 30,
	2025	2024
Volatility	54% - 55%	57% - 68%
Risk-free interest rate	4.3% - 4.5%	4.3% - 4.5%
Term (in years)	10	10
Dividend yield	—	—

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Restricted Stock
Each vested RSU entitles the holder to be issued one common share. These awards vest according to a vesting schedule determined by the Board of Directors or the Compensation Committee of the Company’s Board of Directors, generally over a one to four year period.
The following table represents RSU activity for fiscal 2025:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding unvested at December 31, 2024	295,705	$48.53
Granted	170,586	35.21
Vested	(74,502)	56.44
Forfeited/canceled	(59,138)	48.28
Outstanding unvested at September 30, 2025	332,651	$39.97

The fair value of RSUs is the grant date market value of common shares. The Company recognizes share-based compensation expense related to RSUs using a straight-line method over the vesting term of the awards. The share-based compensation expense for RSUs that vested during the nine months ended September 30, 2025 and 2024, was $3.8 million and $4.8 million, respectively, which was calculated based on the market value of the Company’s common shares on the applicable grant date.
As of September 30, 2025, the Company had unrecognized share-based compensation cost of approximately $10.7 million associated with unvested awards of RSUs. This cost is expected to be recognized over a weighted-average period of approximately 2.5 years.
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
The potential undiscounted amount of all future contingent payments that the Company could be required to make is not capped. The fair value of the contingent consideration arrangement of $1.0 million on the acquisition date

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
was estimated by applying the income approach which used significant inputs that are not observable in the market (Level 3 inputs). Key assumptions included (a) a discount rate of 12.5%; b) 2025 revenue forecasted using a normal distribution with approximately $6.4 million as the base case and a range determined based on volatility of 10%; and c) an assumption that operating expense targets will be met. As of September 30, 2025, the consideration payable related to the 2024 revenue milestone of $0.9 million has been settled.
As of September 30, 2025, the amount recognized for the contingent consideration arrangement related to the 2025 revenue milestone has been increased by $0.6 million as the projected revenue for fiscal 2025 is expected to exceed the original estimate used on December 31, 2024.
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
The following table summarizes the consideration still payable at September 30, 2025:

(in thousands)
Contingent consideration payable	$931
Consideration payable	197
Total liabilities	$1,128

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
Financial liabilities of $0.5 million primarily consisted of accounts payable of $0.2 million, accrued liabilities primarily related to salaries and fringes of $0.2 million and a loan payable of $0.1 million. As of September 30, 2025, there has been no change since October 1, 2024, in the amount recognized for the liability or any change in the range of outcomes or assumptions used to develop the estimates.
The goodwill of $0.8 million arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and the acquired entities. None of the goodwill recognized is expected to be deductible for income tax purposes. As of September 30, 2025, there were no changes in the recognized amounts of goodwill resulting from the acquisition.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
12.    Net Loss Per Share
The following table summarizes the computation of basic and diluted net loss per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except share and per share data)
Numerator:
Net loss	$(11,146)	$(16,682)	$(48,449)	$(50,065)
Denominator:
Weighted average common shares used for basic and diluted earnings per share	29,622,101	28,248,256	29,554,809	27,885,255
Net loss per share:
Basic and diluted	$(0.38)	$(0.59)	$(1.64)	$(1.80)

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
The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares:

	Nine Months Ended September 30,
	2025	2024
Options to purchase common shares	1,657,833	1,442,501
Shares issuable on vesting of grants of RSUs	332,651	299,974
Total potentially dilutive shares outstanding	1,990,484	1,742,475

13.    Related Party Transactions
During the nine months ended September 30, 2025 and 2024, the Company recorded revenue of $1.1 million and $1.0 million each for product sales to Herramientas Medicas, S.A., a distribution company owned by a family member of the Company’s former Chief Executive Officer Juan José Chacón Quirós. Accounts receivable owed to the Company from this distribution company amounted to approximately $0.6 million and $0.4 million, respectively, as of September 30, 2025 and December 31, 2024.
In 2016, the Company also entered into a separate agreement with Dr. Chacón Quirós, the brother of the Company’s former Chief Executive Officer Juan José Chacón Quirós, to maintain his clinic in Costa Rica as a MotivaImagine Excellence Center and to host and train physicians in the use of Company products in relevant procedures, among other services, in exchange for cash reimbursement of up to $4,500 per day that such services are rendered. In August 2022, the Company entered into a new agreement with Dr. Chacón Quirós, replacing the original agreement, to continue the training services in exchange for cash reimbursement of his hourly rate of $531 when such services are rendered. During the nine months ended September 30, 2025 and 2024, the Company paid Dr. Chacón Quirós approximately $78,000 and $0.2 million, respectively, for services

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
rendered. Accounts payable owed to Dr. Chacón Quirós amounted approximately $19,000 as of September 30, 2025. Accounts payable as of December 31, 2024 was de minimis.
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
As of September 30, 2025, the Company has 47 employees in Brazil and 9 employees in Argentina who are represented by a labor union.
15.     Commitments and Contingencies
Contingencies
Periodically, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. As of September 30, 2025 and December 31, 2024, there has been no material contingent liabilities, individually or in aggregate, in the Company's financial condition, results of operations or cash flows, except for contingent consideration related to a business acquisition (see Note 5).
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
Financial Highlights
Our revenue for the nine months ended September 30, 2025 and 2024 was $146.5 million and $121.5 million, respectively, an increase of $25.0 million, or 20.6%. Net losses were $48.4 million for the nine months ended September 30, 2025 as compared to $50.1 million for the nine months ended September 30, 2024. As of September 30, 2025, we had an accumulated deficit of $493.1 million.
Our cash balance as of September 30, 2025 was $70.6 million.
Recent Developments
Regulatory and Operational Updates
On October 14, 2025, we announced the publication of “The 3-Year Results of a 100-Patient Prospective Study of Safety and Effectiveness of Mia Femtech” in the Aesthetic Surgery Journal. The study showed a very low rate of complications, with no reports of capsular contracture (Baker Grade III/IV), implant rupture, nipple or breast sensitivity loss, incision-related complications, infection, seroma, rippling, hematoma, or BIA-ALCL; the reoperation rate at 3 years was 1%. Patient and surgeon satisfaction was high, with patients reporting an 87% increase in breast satisfaction at 3 years and 90% of surgeons ‘very satisfied’ with their overall experience and none ‘dissatisfied’.
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
On November 7, 2024, we entered into a securities purchase agreement with a limited number of purchasers in connection with a registered direct offering of 765,696 common shares and pre-funded warrants to purchase up to 328,154 common shares. On August 31, 2025, we issued 76,569 additional common shares and additional pre-funded warrants to purchase up to 32,814 common shares in accordance with the securities purchase agreement for no additional consideration since the average closing price of our common shares on The Nasdaq Capital Market, or Nasdaq, during the period from January 1, 2025 to August 31, 2025 did not exceed $45.71, the price per common share sold in the offering. The pre-funded warrants are exercisable immediately, at a price of $0.001 per share, until exercised in full. Our net proceeds from the offering, after deducting offering expenses, were approximately $49.7 million. See Note 8 “Shareholders’ Equity” for additional information.
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
In February 2024, we entered into a Second Amendment to the Credit Agreement, which provides for term loans to the Company in an aggregate principal amount of up to $225 million. The Second Amendment modified the access conditions, commitment termination dates and interest rates for the two remaining available tranches,

Tranche C Term Loans and Tranche D Term Loans. See Note 6 “Debt” for additional information. The Tranche C Term Loan of $25 million was advanced in October 2024 at the Company’s election following the administrative agent’s receipt of evidence that the FDA’s approval of Motiva Implants for augmentation use in the United States had been issued, subject to the other terms and conditions of the Credit Agreement, as amended. The Tranche D Term Loan of $25 million was advanced in September 2025 at the Company’s election subject to the other terms and conditions of the Credit Agreement, as amended.
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
Components of Results of Operations
Revenue
We commenced sales of our Motiva Implants in October 2010, which have historically accounted for the majority of our revenues. Sales of our Motiva Implants accounted for over 96% of our revenues for the nine months ended September 30, 2025, and we expect our revenues to continue to be driven primarily by sales of these products. We primarily derive revenue from sales of our Motiva Implants to two types of customers: (1) medical distributors and (2) direct sales to physicians, hospitals, and clinics.
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
We expect our R&D expenses to remain elevated for the foreseeable future as we continue to advance our products under development, as well as initiate and prepare for additional clinical studies. We received approval of the IDE from the FDA and enrolled the first patient in 2018. In September 2024, we received FDA approval for our Motiva Implants for the augmentation cohorts.
As part of the conditions of approval, a post market study is required as well as continued follow-up of the IDE study subjects for the remainder of the initial ten-year study timeframe. The FDA is requiring this post-approval study, or PAS, to investigate the general post-market usage and endpoints not addressed during premarket evaluations. This study focuses on women undergoing primary breast augmentation and revision surgeries, along with a control group undergoing an aesthetic procedure other than breast implants. PAS is a decade-long study that will enroll 2,400 patients divided into three cohorts at up to 50 study sites in the U.S. Patient participation for the study sites began in April 2025, with the first patients undergoing their surgeries in May 2025. We estimate we will incur between $4.0 million to $5.0 million in connection with PAS over the next 10 years.
Our initial projections estimated the cost of the IDE clinical trial to be between $30.0 million and $40.0 million over the duration of the clinical trial period of ten years. As of September 30, 2025, approximately $33.2 million has been spent on the trial to date. We also have other products under development for which we may be required to conduct clinical trials in future periods in order to receive regulatory approval to market these products.
Interest Expense
Interest expense consists primarily of cash and non-cash interest related to outstanding debt and amortization of debt discounts. As of September 30, 2025, we had $246.4 million in outstanding principal under our term loan, including interest accrued into the principal balance. See Note 6 “Debt” for additional information.
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
Business Update Regarding Macroeconomic Conditions
Financial Results: As compared to the prior year, demand year-to-date in fiscal 2025 improved in our EMEA markets, especially direct markets. As compared to fiscal 2024, we also saw an increase in demand in Latin America as demand in Brazil continues to stabilize and strong growth in Argentina continues. Our revenue in our Asia-Pacific market decreased as compared to the corresponding period of the prior year primarily due to our China distributor still selling through inventory purchased in fiscal 2024 for the commercial launch. This performance in China is attributed to several factors, including lower consumer demand for aesthetic procedures. Management, in collaboration with our distribution partner, is dedicated to establishing Motiva as the leading implant in China, mirroring its success in other Asian markets. In the United States, we continue to see strong demand from the plastic surgeon community and positive feedback. By September 30, 2025, we had successfully secured over 1,300 accounts across the United States, and Motiva Implants generated $28.3 million in sales within the United States for the nine months ended September 30, 2025.
Outlook: Demand for our products is dependent on the relative strength of the global and regional medical device and aesthetic markets, which are sensitive to general macroeconomic conditions. The current global macroeconomic environment remains complex, with escalating trade tensions, uncertainty regarding tariffs, volatility in the capital markets, fluctuating exchange rates, declining consumer sentiment and elevated inflation and interest rates driving reductions in discretionary spending in the markets we operate. While several regions are currently showing good performance, as explained above, the outlook remains dynamic. Following the commercial launch of Motiva Implants in the United States in October 2024, we have been able to achieve higher selling prices for our Motiva Implants in the United States compared to other geographies. This dynamic has had a positive impact on our gross margins in 2025. Our commercial and operational activities increased following the FDA approval of Motiva Implants. As a result, we expect overall operating expenses to increase as compared to 2024, although we remain focused on managing operating expenses.
For additional information on the various risks and other uncertain macroeconomic conditions on our business, financial condition and results of operations, please see Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q.
Consolidated Results of Operations
The following table sets forth our results of operations for the periods presented, in dollars:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(unaudited) (in thousands)
Revenue	$53,782	$40,227	$146,459	$121,511
Cost of revenue	16,086	14,510	45,683	42,478
Gross profit	37,696	25,717	100,776	79,033
Operating expenses:
Sales, general and administrative	37,166	34,055	121,041	95,788
Research and development	4,555	4,801	14,813	14,562
Total operating expenses	41,721	38,856	135,854	110,350
Loss from operations	(4,025)	(13,139)	(35,078)	(31,317)
Interest expense	(6,203)	(5,313)	(18,012)	(14,880)
Other income (expense), net	(494)	2,280	6,983	(2,492)
Loss before income taxes	(10,722)	(16,172)	(46,107)	(48,689)
Provision for income taxes	(424)	(510)	(2,342)	(1,376)
Net loss	$(11,146)	$(16,682)	$(48,449)	$(50,065)

Comparison of Three Months Ended September 30, 2025 and 2024

	Three Months Ended September 30,
	2025	2024
	(unaudited) (in thousands)
Revenue	$53,782	$40,227
Cost of revenue	16,086	14,510
Gross profit	$37,696	$25,717
Gross margin	70.1%	63.9%

Revenue
Revenue increased $13.6 million, or 33.8%, to $53.8 million for the three months ended September 30, 2025 as compared to $40.2 million the three months ended September 30, 2024. The increase was primarily due to significantly higher sales in North America after FDA approval of Motiva Implants in September 2024, a 21.7% increase in revenue in Latin America and a 3.0% increase in revenue in the Asia-Pacific regions, partially offset by a decrease in overall demand in EMEA, resulting in an approximately 2.1%% decrease in revenue in the EMEA market as compared to the same period in fiscal 2024.
Cost of Revenue and Gross Margin
Cost of revenue increased $1.6 million, or 11.0%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase in cost of revenue is in line with the increase in revenue.
Gross margin increased to 70.1% for the three months ended September 30, 2025 as compared to 63.9% for the three months ended September 30, 2024, primarily attributable to the favorable impact from sales within the United States due to higher selling prices in that region.
Operating Expenses

	Three Months Ended September 30,
	2025	2024
	(unaudited) (in thousands)
Sales, general and administrative	$37,166	$34,055
Research and development	4,555	4,801
Total operating expenses	$41,721	$38,856

Sales, General and Administrative Expense
SG&A expense increased $3.1 million, or 9.1%, to $37.2 million for the three months ended September 30, 2025, compared to $34.1 million for the three months ended September 30, 2024. The increase in SG&A was primarily due to a $1.7 million increase in consulting fees, a $1.4 million increase in sales commissions, a $0.8 million increase in shipping & handling associated with higher sales, a $0.3 million increase in depreciation and amortization expenses and a $0.2 million increase in insurance costs partially offset by a $1.0 million decrease in sales and marketing expenses, a $0.2 million decrease in personnel and related costs and a $0.1 million decrease in bad debt expense.
Research and Development Expense
R&D expense decreased $0.2 million, or 4.2%, to $4.6 million for the three months ended September 30, 2025, compared to $4.8 million for the three months ended September 30, 2024 primarily due to a $0.4 million decrease in expenditures related to our IDE clinical trial in the United States, a $0.3 million decrease in stock compensation costs, a $0.1 million decrease in regulatory affairs costs partially offset by an $0.6 million increase in personnel costs.
Interest Expense
Interest expense for the three months ended September 30, 2025 was $6.2 million as compared to $5.3 million for the three months ended September 30, 2024. The increase was primarily due to an increase in debt principal.
Provision for Income Taxes
Provision for income taxes remained relatively stable at $0.4 million for the three months ended September 30, 2025, compared to $0.5 million for the three months ended September 30, 2024.
Other Income (Expense), Net
Other income (expense), net, decreased $2.5 million to a loss of $0.5 million for the three months ended September 30, 2025, compared to a gain of $2.0 million for the three months ended September 30, 2024. The decrease was primarily due to foreign currency fluctuations of the euro and the Brazilian real as compared to the U.S. dollar in the third quarter of 2025 compared to the third quarter of 2024, resulting in a foreign currency transaction loss of $0.4 million, the majority of which remains unrealized, for the three months ended September 30, 2025, compared to a $2.2 million gain for the three months ended September 30, 2024.

Comparison of the Nine Months Ended September 30, 2025 and 2024

	Nine Months Ended September 30,
	2025	2024
	(unaudited) (in thousands)
Revenue	$146,459	$121,511
Cost of revenue	45,683	42,478
Gross profit	$100,776	$79,033
Gross margin	68.8%	65.0%

Revenue
Revenue increased $25.0 million, or 20.6%, to $146.5 million for the nine months ended September 30, 2025 as compared to $121.5 million for the nine months ended September 30, 2024. The increase was primarily due to significantly higher sales in North America after FDA approval of Motiva Implants in September 2024,a 5.6% increase in revenue in the EMEA market and a 4.4% increase in revenue in Latin America partially offset by a decrease in Asia-Pacific, resulting in an approximately 22.5% decrease in revenue in the Asia-Pacific region as compared to the same period in fiscal 2024.
Cost of Revenue and Gross Margin
Cost of revenue increased $3.2 million, or 7.5%, to $45.7 million for the nine months ended September 30, 2025 compared to $42.5 million for the nine months ended September 30, 2024. The increase in cost of revenue is in line with the increase in revenue.
Gross margin increased to 68.8% for the nine months ended September 30, 2025 compared to 65.0% for the nine months ended September 30, 2024, primarily due to the favorable impact from sales within the United States due to higher selling prices in that region.
Operating Expenses

	Nine Months Ended September 30,
	2025	2024
	(unaudited) (in thousands)
Sales, general and administrative	$121,041	$95,788
Research and development	14,813	14,562
Total operating expenses	$135,854	$110,350

Sales, General and Administrative Expense
SG&A expense increased $25.2 million, or 26.3%, to $121.0 million for the nine months ended September 30, 2025, compared to $95.8 million for the nine months ended September 30, 2024. The increase in SG&A was primarily due to a $6.7 million increase in personnel and related costs, a $4.7 million increase in commissions, a $4.5 million increase in shipping & handling associated with higher sales, a $2.0 million increase in sales and marketing expenses, a $2.0 million increase in depreciation and amortization expenses, a $1.4 million increase in consulting fees, a $1.3 million increase in bad debt expense, a $0.9 million increase in software implementation costs, a $0.6 million increase in facilities costs and a $0.3 million increase in insurance expenses.
Research and Development Expense
R&D expense increased $0.2 million, or 1.4%, to $14.8 million for the nine months ended September 30, 2025, compared to $14.6 million for the nine months ended September 30, 2024. The increase in R&D expense was primarily due to a $1.8 million increase in personnel cost and a $0.2 million increase in regulatory affairs costs, partially offset by a $1.1 million decrease in expenditures related to our IDE clinical trial in the United States and a $0.6 million decrease in stock compensation costs.
Interest Expense
Interest expense was $18.0 million for the nine months ended September 30, 2025, compared to $14.9 million for the nine months ended September 30, 2024. The increase was primarily due to an increase in debt principal.
Provision for Income Taxes
Provision for income taxes increased $0.9 million to $2.3 million for the nine months ended September 30, 2025, compared to $1.4 million for the nine months ended September 30, 2024. The change in the provision for income taxes is primarily due to an increase in pre-tax income in certain US and foreign jurisdictions.
Other Income (Expense), Net
Other income (expense), net increased $10.4 million to a gain of $6.6 million for the nine months ended September 30, 2025, compared to a loss of $3.8 million for the nine months ended September 30, 2024. The increase was primarily due to the foreign currency fluctuations of the Brazilian real and euro as compared to the U.S. dollar in fiscal 2025 and 2024, resulting in a foreign currency transaction gain of $7.4 million, the majority of which remains unrealized, for the nine months ended September 30, 2025, compared to a $3.6 million loss for the nine months ended September 30, 2024.
Liquidity and Capital Resources
As of September 30, 2025, we had an accumulated deficit of $493.1 million. Since our inception, we have generated losses and expect to continue to generate losses in the near term. We have financed our operations through a combination of equity financings and debt financings, and from cash generated from operations, primarily from the collection of accounts receivable resulting from sales. Our historical cash outflows have primarily been associated with cash used for operating activities such as expansion of our sales and marketing and distributor infrastructure, investing in inventory, R&D activities, asset acquisitions, capital improvements, including our new manufacturing facility, and other working capital needs. As of September 30, 2025 and December 31, 2024, we had cash of $70.6 million and $90.3 million, respectively.
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
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Nine Months Ended September 30,
	2025	2024
	(unaudited) (in thousands)
Net cash provided by (used in):
Operating activities	$(50,728)	$(37,767)
Investing activities	(5,367)	(13,792)
Financing activities	34,380	51,404
Effect of exchange rate changes on cash	1,992	(183)
Net increase/(decrease) in cash	$(19,723)	$(338)

Net Cash Used in Operating Activities
Net cash used in operating activities of $50.7 million for the nine months ended September 30, 2025 was primarily comprised of a net loss of $48.4 million, changes in operating assets and liabilities of $16.9 million and $10.0 million of unrealized foreign currency gain, partially offset by $8.5 million of share-based compensation expense, $7.1 million of non-cash depreciation and amortization expense, a $2.8 million change in allowance for credit losses, $2.6 million of non-cash interest expense due to accretion of debt discounts, $2.2 million change in provision for inventory obsolescence, $0.6 million of right-to-use asset amortization, a $0.5 million loss on contract termination, and $0.3 million in stock compensation in lieu of cash fees.
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
Net Cash Used in Investing Activities
Net cash used in investing activities of $5.4 million for the nine months ended September 30, 2025 primarily reflected $4.2 million in purchases of property and equipment, $0.8 million in costs incurred for intangible assets primarily driven by the development of an enterprise resource planning system for the U.S, and $0.3 million in cash paid related to business acquisitions of Motiva Benelux BV and Motiva NL BV.

Net cash used in investing activities of $13.8 million for the nine months ended September 30, 2024 primarily consisted of $5.9 million in costs incurred for intangible assets primarily driven by the development of an enterprise resource planning system for the anticipated U.S. launch of Motiva Implants, $5.6 million in purchases of property and equipment primarily related to the new manufacturing facility, and $2.3 million of cash paid for capital expenditures on construction in progress related to our new manufacturing facility in the CFZ in Costa Rica.
Net Cash Provided by Financing Activities
Net cash provided by financing activities of $34.4 million for the nine months ended September 30, 2025 primarily reflected $24.5 million in proceeds received from borrowings under the Tranche D Term Loan of the Credit Agreement, $10.0 million in proceeds received from borrowings under short term notes payable and $0.4 million in proceeds received for stock option exercises, partially offset by $0.5 million paid to satisfy tax withholding obligations upon the vesting of restricted stock.
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
Indebtedness
On April 26, 2022, or the Closing Date, we entered into the Credit Agreement, pursuant to which the Lenders agreed to make term loans to the Company in an aggregate principal amount of up to $225 million, which we collectively refer to as the Term Loans, with the first tranche of $150 million advanced on the Closing Date. Part of the first tranche was used to repay the outstanding principal and interest under the Madryn Credit Agreement in full, including the early repayment penalty of $6.5 million. In December 2022, we qualified to borrow and received an advance of $25 million under the second tranche and, in October 2024, we qualified to borrow and received an advance of an additional $25 million under the third tranche. In February 2024, we amended the Credit Agreement to modify the access conditions, commitment termination dates and interest rates for the two then-remaining available tranches, Tranche C Term Loans and Tranche D Term Loans. Our ability to draw down the Tranche D Term Loan under the Credit Agreement was dependent on our ability to satisfy the gross sales thresholds required to advance the tranches by the dates specified. In September 2025, we qualified to borrow and received an advance of an additional $25 million under the fourth tranche.
The Term Loans will mature on the 5-year anniversary of the Closing Date and accrue interest at a rate equal to 9% per annum for Tranche A and Tranche B, 10% per annum for Tranche C and Tranche D, or, at any time following the Tranche C Funding Milestone and the Administrative Agent’s receipt of evidence that a gross sale threshold of $225 million in trailing twelve month gross sales have been met, 8.25% per annum. As of September 30, 2025, $246.4 million was outstanding under the Credit Agreement, representing the initial principal of $150 million for the Tranche A Term Loan, $25 million for the Tranche B Term Loan, $25 million for the Tranche C Term Loan, $25 million for the Tranche D Term Loan and $21.4 million of interest accrued into the principal balance.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk during the nine months ended September 30, 2025 has not materially changed from what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. See Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2025, the end of the period covered by this Quarterly Report on From 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report at the reasonable assurance level.
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
We may not be able to compete effectively with our competitors and ultimately satisfy the needs and preferences of our customers, unless we can continue to enhance existing products and develop or acquire new innovative products and services. Product development requires the investment of significant financial, technological and other resources. Product improvements and new product introductions also require significant planning, design, development and testing at the product and manufacturing process levels. We may not be able to timely or effectively develop product improvements or new products and services. Likewise, we may not be able to acquire new products on terms that are acceptable to us, or at all. Furthermore, in most countries, we need to obtain regulatory approval in order to market and sell our products, which may limit our ability to act quickly in scaling commercialization in those countries. Our competitors’ new products may beat our products to market, be more effective or safer or have new features, obtain better market acceptance or render our products and services obsolete. Any new or modified products and services that we develop may not receive regulatory clearance or approval, or achieve market acceptance or otherwise generate any meaningful sales or profits for us.

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
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs and devices to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, during various times in the past and as is currently the case, the U.S. government has shut down and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, or if other events, including uncertainty regarding the FDA’s funding, operations or policy goals, prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities in a timely manner, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future federal government shutdowns, delays in annual appropriations or budget freezes could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
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
Risks Related to Our Business, Industry and Operations
We have incurred losses to date, and our ability to achieve and maintain profitability depends on the commercial success of our Motiva Implants.
We have incurred losses to date. Sales of our Motiva Implants accounted for approximately 96% of our revenues for the nine months ended September 30, 2025 and 96% and 95% of our revenues for each of the years ended December 31, 2024 and 2023, respectively, and we expect our revenues to continue to be driven primarily by sales of these products. We also continue to incur significant research and development and general and administrative expenses related to our operations. We do not expect to be profitable in 2025, and in future years we expect to incur significant research and development expenses related to, among other things, the IDE and the post-approval clinical studies of Motiva Implants in the United States. Investment in medical device product development, particularly clinical studies, is highly speculative. It entails substantial upfront capital expenditures and significant risk that any potential planned product will fail to demonstrate adequate accuracy or clinical utility. We may not be profitable for some time. As of September 30, 2025, we had an accumulated deficit of $493.1 million.

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
As of September 30, 2025, we had 1,023 employees. Unless it is necessary for us to make reductions to our workforce as a cost management strategy, over the next several years, we expect to experience growth in the number of our employees and the scope of our operations, principally in the areas of manufacturing and sales and marketing, and particularly as we continue to expand our operations in the wake of obtaining approval from the FDA to commercialize our Motiva Implants in the United States. We also intend to continue to improve our operational, financial and management controls, reporting systems and procedures, which may require additional personnel. Such growth could place a strain on our administrative and operational infrastructure, and/or our managerial abilities, and we may not be able to make improvements to our management information and control systems in an efficient or timely manner. We may discover deficiencies in existing systems and controls.
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
Our success in implementing our business strategy depends largely on the skills, experience and performance of members of our executive management team and other key employees, including Peter Caldini, our President and Chief Executive Officer, Roberto de Mezerville, our Chief Technology Officer, Rajbir Denhoy, our Chief Financial Officer, and Ross Mansbach, our General Counsel and Chief Compliance Officer. The collective efforts of each of these persons, the majority of whom reside in the United States, are critical as we continue to develop our tests and technologies and pursue our research and development and sales programs. In addition, we have experienced significant changes in our executive leadership in recent years, including in our Chief Executive Officer, Chief Operating Officer and General Counsel positions. As a result of the difficulty in locating qualified new management and other key employees, the loss or incapacity of existing members of our executive management team could adversely affect our operations. If we were to lose one or more key employees, we could experience difficulties in finding qualified successors, competing effectively, developing our technologies and implementing our business strategy. In addition, changes to strategic or operating goals, which can often times occur with the appointment of new executives and directors, can create uncertainty, may negatively impact our ability to execute quickly and effectively, and may ultimately be unsuccessful. Executive leadership transition periods are often difficult as the new executives gain detailed knowledge of our operations, and friction can result from changes in strategy and management style. Management turnover inherently causes some loss of institutional knowledge, which can negatively affect strategy and execution. We do not have “key person” life insurance on our senior executives, and the loss of any of the key team members would have a negative impact to our business and financial results. In addition, the job market in Costa Rica and other locations in which we operate has recently become more competitive and we are competing for talent with major multinational corporations which have significantly more resources than us, and we may find new difficulties in retaining our most talented employees.
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
We present our results of operations in U.S. dollars, which is our reporting currency. However, as of September 30, 2025, the majority of our revenues are denominated in currencies other than the U.S. dollar - primarily the euro, the Brazilian real, and the British pound. As of September 30, 2025, the majority of our expenses are denominated in U.S. dollars or in Costa Rican colones, which are linked to the U.S. dollar. In the future, we expect to have significant revenues and expenses denominated in these non-U.S. currencies. As such, unfavorable fluctuations in currency exchange rates have had, and in the future could continue to have, an adverse effect on our results of operations.
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
Our manufacturing headquarters are located in Costa Rica, and all of our main manufacturing activities are conducted in the ISO-13485 and GMP compliant manufacturing facilities in Costa Rica through Establishment

Labs, S.A. The newest facility in Costa Rica was completed in June 2024 and commenced manufacturing in the second half of fiscal 2024. Despite our efforts to maintain and safeguard our manufacturing facilities, including acquiring insurance and adopting maintenance and health and safety protocols, vandalism, terrorism or a natural or other climate-related disaster, such as earthquake, volcanic activity, fire or flood, could damage or destroy our inventory of finished goods, cause substantial delays in our operations and manufacturing, result in the loss of key information and cause us to incur additional expenses. Our insurance may not cover our losses in any particular case. In addition, regardless of the level of insurance coverage, damage to our facilities may have an adverse effect on our business, financial condition and results of operations.
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
Our arrangements with third-party payors, patients and health care providers may expose us to broadly applicable fraud and abuse and other health care laws and regulations that may constrain the business or the financial relationships and engagement we enter into to market, sell, promote and distribute our products in the U.S. Efforts to ensure that our business arrangements with these third parties will comply with applicable health care laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other health care laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. The requirements and restrictions under these broadly applicable laws and regulations are described in the section on

Fraud and Abuse Laws in Item 1, “Business” of our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on February 28, 2025.
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
10.1

Fourth Amendment to Credit Agreement and Guaranty, dated as of September 29, 2025, by and among Establishment Labs Holdings Inc., its subsidiaries party thereto as guarantors, the lenders from time to time party thereto, and Oaktree Fund Administration, LLC, as administrative agent for the lenders

Incorporated by reference from Exhibit 10.1 to Registrar’s Current Report on Form 8-K filed on October 3, 2025.
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

ESTABLISHMENT LABS HOLDINGS INC.

		By:	/s/ Filippo “Peter” Caldini

Date:	November 7, 2025	By:	Filippo “Peter” Caldini
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2025	By:	/s/ Rajbir S. Denhoy

		Name:	Rajbir S. Denhoy
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)