Form 10-K
period 2025-12-31
ESTABLISHMENT LABS HOLDINGS INC.
filed 2026-02-27
CIK 1688757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒   No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes   ☒   No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐   No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $975,097,617. Shares of the registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose. The registrant has no non-voting equity.
As of February 26, 2026, the number of the registrant’s common shares outstanding was 29,320,846.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2026 annual meeting of shareholders (the “2026 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2026 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

i

EXPLANATORY NOTE
In this report, unless the context indicates otherwise, the terms “Establishment Labs,” “Company,” “we”, “us” and “our” refer to Establishment Labs Holdings Inc., a British Virgin Islands entity, and its consolidated subsidiaries.
We own, or have rights to use, trademarks and trade names that we use in connection with the operation of our business, including Establishment Labs and our logo as well as other brands such as Motiva Implants, SilkSurface/SmoothSilk, ProgressiveGel, TrueMonobloc, BluSeal, Divina, Ergonomix, Ergomonix2, Ergonomix2 Diamond, Mia Femtech, MotivaImagine, GEM, Zen and Preservé, among others. Other trademarks and trade names appearing in this report are the property of their respective owners. Solely for your convenience, some of the trademarks and trade names referred to in this report are listed without the ® and TM symbols, but we will assert, to the fullest extent under applicable law, our rights to our trademarks and trade names.
WEBSITE REFERENCES
In this Annual Report on Form 10-K, we make references to our website at establishmentlabs.com. References to our website throughout this Form 10-K are provided for convenience only, and the content on our website does not constitute a part of, and shall not be deemed incorporated by reference into, this Annual Report on Form 10-K.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this report. Any statements that refer to projections of our future financial or operating performance, our liquidity and anticipated cash plans, anticipated trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about our future operating results, clinical trials, or products, are forward-looking statements.
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
Factors that could cause or contribute to these differences include, among others, those risks and uncertainties discussed below under “Summary of Risk Factors” and under Part I, Item 1A. “Risk Factors,” as such risk factors may be amended, updated or superseded from time to time by our subsequent filings with the Securities and Exchange Commission. The risks and uncertainties included herein are not exhaustive, and additional factors could adversely affect our business and financial performance. We operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
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
•The medical technology industry is complex and intensely regulated at the federal, state, and local levels, and government authorities may determine that we have failed to comply with applicable laws or regulations.
•We rely on a single-source, third-party supplier for medical-grade long-term implantable silicone, which is the primary raw material used in our Motiva Implants. As has occurred in the past, if this supplier were to increase prices for this raw material or experience interruptions in its ability to supply us with this raw material, our business, financial condition and results of operations could be adversely affected.
•We have significant exposure to the economic and political situations in emerging market countries, and developments in these countries could materially impact our financial results or our business more generally.

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
•Negative publicity concerning our products or our competitors’ products, including due to product defects or recalls and any resulting litigation, or long-term safety impacts, could harm our reputation and reduce demand for silicone breast implants, either of which could adversely impact our financial results and/or share price.
•News coverage in recent years has called into question the long-term safety of breast implants, including through reports of breast implant-associated anaplastic large cell lymphoma linked to our competitors’ products which have led to regulatory actions regarding macrotextured devices in several countries and the worldwide recall of one of our competitor’s macrotextured implants and tissue expanders. These events and reports of other forms of cancer, including squamous cell carcinoma and various lymphomas, from breast implant products may lead to a reduction in the demand for silicone breast implants and could adversely affect our business.
•The medical device industry is characterized by patent litigation, and we could become subject to litigation or other proceedings to protect or enforce our intellectual property rights that could be costly, result in the diversion of management’s time and efforts, require us to pay damages or prevent us from marketing our existing or future products.

PART I
ITEM 1. BUSINESS
Overview
We are a global medical technology company focused on improving patient safety and aesthetic outcomes, initially in the breast aesthetics and reconstruction market. We initially incorporated in Costa Rica in 2004 and subsequently reorganized in 2013 under a parent holding company in the British Virgin Islands.
Our line of silicone gel-filled breast implants, branded as Motiva Implants, is the centerpiece of our medical technology platform. Our 5-year results from our Motiva U.S. IDE study as well as our patient and practitioner reported post-market surveillance data indicate that Motiva Implants have low rates of adverse events (including rupture, capsular contracture, and implant-related reoperations) that compare favorably with those of our competitors. We believe these proprietary technologies that differentiate our Motiva Implants result in improved safety and aesthetic outcomes and thus drive our revenue growth.
Since launching Motiva Implants in October 2010, the majority of our revenue has been generated from sales of our Motiva Implants. To date, our Motiva Implants are registered to be sold in over 100 countries, including our line of SmoothSilk Round and SmoothSilk Ergonomix Round Implants recently approved in the United States. Our portfolio of products are commercially available via exclusive distributors or our direct sales force and includes five product families of Motiva Implants: (i) Round and Ergonomix Round, (ii) Ergonomix Oval, (iii) Anatomical TrueFixation, (iv) Ergonomix2 Round and Ergonomix2 Diamond and (v) Flora Tissue Expander.
Our products incorporate first of-its-kind safety features, including: (i) SmoothSilk / SilkSurface (an optimized biocompatible advanced smooth surface that is designed to reduce capsular contracture), (ii) Qid RFID technology and ZEN (a non-invasive, electronically readable serial number that enables product identification and enhances safety and patient peace of mind), (iii) BluSeal visual barrier layer (a proprietary indicator that allows for verification of complete barrier layer presence) and (iv) TrueMonobloc gel-shell-patch configuration (a highly durable, easy-to-insert performance shell, gel and patch system that allows for smaller incisions and smaller scars).
Recent Developments
Regulatory and Operational Updates
On October 14, 2025, we announced the publication of “The 3-Year Results of a 100-Patient Prospective Study of Safety and Effectiveness of Mia Femtech” in the Aesthetic Surgery Journal. The study showed a very low rate of complications, with no reports of capsular contracture (Baker Grade III/IV), implant rupture, nipple or breast sensitivity loss, incision-related complications, infection, seroma, rippling, hematoma, or BIA-ALCL; the reoperation rate at 3 years was 1%. Patient and surgeon satisfaction was high, with patients reporting an 87% increase in breast satisfaction at 3 years and 90% of surgeons “very satisfied” with their overall experience and none “dissatisfied”. See “Our Clinical Data—Mia Femtech Clinical Study” below for additional information.
On May 7, 2025, we announced the appointment of Peter Caldini as Chief Executive Officer following the retirement of Juan José Chacón-Quirós as CEO, effective March 1, 2025. Mr. Caldini served as Interim CEO from March 1, 2025 until May 7, 2025. Mr. Chacón-Quirós continued as a member of the Board and as an advisor with the Company.
On March 6, 2025, we partnered with GRAMMY winner Meghan Trainor, generating over 9 billion media impressions and supporting our U.S. market launch.
In February 2025, we launched Preservé, a minimally invasive breast tissue-preserving technology for breast augmentation, revision augmentation and mastopexy augmentation. The initial commercial launch took place in Brazil, with further launches in other countries occurring throughout 2025, including an early experience group in the United States. Launches in additional countries, including a full launch in the United States, are expected in 2026.

Financing Activities
We signed an Inventory Funding Agreement, or Funding Agreement, on May 23, 2025, with RTW Master Fund, LTD., RTW Innovation Master Fund, LTD., and RTW Biotech Opportunities Operating LTD, collectively referred to as the Funding Providers, and RTW Investments, LP, as the funding representative, to finance purchases of silicone raw material to support the manufacture of Motiva Implants in an aggregate amount not to exceed $10 million in a funding period. Under the Funding Agreement, the Funding Providers will finance, upon request, eligible invoices at a 12% annual interest rate for an initial four-month term, or a later date if agreed by the Funding Providers in writing in their sole discretion. We drew $5 million at each of June 20, 2025 and September 26, 2025, and recorded this liability in “Other Liabilities, Short-Term”. On September 25, 2025, the Funding Agreement was amended to extend the due date for the amount received in June 2025 to May 15, 2026.
On September 29, 2025, we entered into a Fourth Amendment to the Credit Agreement, or the Fourth Amendment, which provided for the availability of the Tranche D Term Loans to commence as of the effective date of the amendment, notwithstanding the revenue milestone originally set forth in the Agreement, and (ii) increased, effective September 28, 2025, the minimum liquidity that the Company and its subsidiaries that are guarantors under the Agreement are required to maintain from $25 million to $30 million. The fourth tranche, or the Tranche D Term Loan, of $25 million was advanced in September 2025.
During fiscal 2025, we also entered into short‑term insurance premium financing arrangements to fund the payment of business insurance premiums. The aggregate financing provided under these arrangements totaled approximately $3.4 million and bears interest at rates ranging from approximately 7.7% to 8.3% per annum. The borrowings are short‑term in nature and mature within ten months of issuance.
Our Market
Breast Augmentation
Breast augmentation surgery is one of the leading aesthetic surgical procedures by number of procedures globally. Approximately 1.7 million breast augmentations were performed worldwide in 2024, according to the International Society of Aesthetic Plastic Surgery, or ISAPS.
Breast Reconstruction
The American Society of Plastic Surgeons noted in their Procedural Statistics Release that 162,579 breast reconstruction surgeries were performed in 2024 in the United States. According to Grand View Research, the global breast reconstruction market is expected to grow at a CAGR of 6.7% from 2025 to 2030. The market, valued at $2.16 billion in 2024, is projected to exceed $3.15 billion by 2030. This growth is expected to be driven by factors like technological advancements, increased awareness, higher disposable income of women, growing medical tourism and a rising number of breast cancer cases worldwide.
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
10-year Competitor CORE Study Date, Primary Augmentations
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

Kaplan-Meier risk rates were the primary method of analysis for the above data. This table represents the final data from the primary augmentation cohort of the same study referenced in the above five- and six-year PMA studies conducted by our competitors. This 10-year data for Sientra, Allergan and Mentor was released in 2018, 2018, and 2015, respectively.

(1) The rupture rates represent the MRI cohort only for each respective study, which consisted of 571 patients for Sientra, 158 patients for Allergan and 202 patients for Mentor.
We believe that the improved appearance, more natural feel and patient safety profile of our Motiva Implants provide a strong competitive advantage that will help us to both capture market share and achieve higher patient conversion rates by addressing the primary concerns described by patients who choose not to pursue breast augmentation surgery.
Our Growth Strategy
Our goal is to be the global leader in aesthetic surgical implant technology, including breast implants, while improving patient safety through product innovation. The key elements of our strategy include:
•Expand revenues in the U.S. market. We received 510(k) clearance for the Motiva Flora SmoothSilk Tissue Expander in October 2023 and PMA approval for our Motiva Implants from the FDA in September 2024, and we began commercial sales in the United States in October 2024. The U.S. is one of the largest breast implant market in the world, and Motiva Implants are the first new breast implant PMA-approved by the FDA since 2013.
•Expand revenues in existing markets. We anticipate continued growth in our existing markets, driven by our Motiva Implants and expanding our portfolio of minimally invasive products, including Preservé and Mia Femtech.
•Optimize patient conversion through sales and marketing programs. We employ a multi-faceted marketing strategy that includes social media engagement, influencers, conference presence, online advertising and patient and physician education programs.
•Pursue strategic acquisitions. From time to time, we may seek out other innovative products, services and procedures that complement our existing product portfolio We have acquired distributor networks in strategic markets and may pursue additional acquisitions in the future.
•Continue a high level of engagement with key opinion leaders. We promote Motiva Implants, in part, through physician education events led by key opinion leaders. In 2025 and 2024, we conducted 607 and 239 events, respectively, through our medical educational platform.
Seasonality
Our business is subject to predictable seasonal fluctuations that affect demand for our products and contribute to variability in quarterly results. In the United States, procedural volumes for breast augmentation typically peak in the spring ahead of the summer season and again from October to December and decline in January and February when surgeons attend professional meetings and in late June through early August when patients and surgeons take vacations. These industry‑wide seasonal patterns can lead to U.S. market volume declines of approximately 20% to 30% in certain periods, affecting demand for Motiva Implants.
These seasonal trends contribute to variability in our quarter‑over‑quarter performance and should be considered when evaluating our operating results. Although the degree of seasonality may vary by geography and product line, these patterns are characteristic of the broader breast aesthetics industry and influence both distributor purchasing behavior and direct sales volume.

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
▪Fixation suture tabs

Sales Territories	Over 100 countries

Motiva Implants
The Motiva breast implants are a Class III Medical Device (based on the designations in the U.S. and the E.U.) indicated for breast augmentation and breast reconstruction, including revision surgeries to correct or improve the result of a previous breast implant surgery. We launched Motiva Implants commercially in October 2010. Motiva Implants incorporate several proprietary features that we believe contribute to their favorable safety profile, natural appearance and feel. Our latest generation of Motiva Implants utilizes our proprietary Gravity Sensitive Ergonomix design, with a round base implant that responds to gravity by shifting its maximum point of projection, offering the more “natural” projection of a shaped implant without the malposition and rotation issues frequently associated with shaped implants. Furthermore, our fill material with the ProgressiveGel platform of silicone gel rheologies consists of highly purified biocompatible gels with specific viscoelastic properties that we believe enables Motiva Implants to respond to the patient’s motion in ways that more closely mimic the appearance, feel and movement of natural breast tissue. Our catalog includes over 1,000 product variations with round, oval and anatomical shapes and volumes ranging from 95cc to 1060cc, resulting in a wider range of options than those offered by our major competitors.
Ergonomix2 incorporates the latest innovations, including our most advanced ultra-high purity chemistries designed for enhanced device safety mechanical properties and improved patient ergonomics. Ergonomix2 also features our patented SmoothSilk surface technology, which is the basis of Motiva Implants’ low inflammatory characteristics that have contributed to the lowest capsular contracture rates in the industry. Ergonomix2 was CE marked in December 2020 and labeled for use in both aesthetic and reconstruction procedures.
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
Our retrospective implant data shows that Motiva Implants have a lower rate of capsular contracture and seromas when compared to published data from competitors. We believe that these results are due in large part to the proprietary surface of our Motiva Implants. Our proprietary shell surfaces have an average roughness of 4 microns and have more uniform surface features than those of our primary competitors based on several studies using methods such as scanning electron microscopy, profilometry testing and statistical parameters comparisons.
An abstract presented in 2017 by researchers at Montana State University showed less accumulation of both bacteria and biofilm on SmoothSilk surface in vitro when compared to smoother and textured implant surfaces. Biofilm formed on implant surfaces increases the risk of bacteria accumulation and capsule formation.
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
In November 2022, another publication related to the SmoothSilk surface was published in the Journal of Engineering Tribology by researchers from the College of Engineering at University of California, Santa Barbara. The extent of the surface roughness as examined for the silicone implant shells for SmoothSilk resulted in the lowest friction coefficient and fewest wear debris particles in the size range favored by the macrophages. This highlights the optimal ranges of the SmoothSilk design to reduce frictional shared stress and wear debris during the tribological interactions.
ProgressiveGel Family
The proprietary silicone chemistries that comprise our ProgressiveGel family allow for a high degree of viscoelasticity and strength while adding characteristics such as softness and high ductility that enable movement dynamics more like that of natural breast tissue. We believe that the cohesive properties reduce the likelihood of silicone gel leakage in the event of a rupture in the shell. The strength of the gel is believed to contribute to a reduced frequency of gel fracture, a condition which leads to deformed implant shape and stress on the implant’s shell. While other manufacturers have claimed a “high strength” gel, ours combines a notably high elasticity (the ability to stretch without permanent deformation) with low viscosity, both of which are designed to reduce the susceptibility of the implants to rupture while improving their tactile feel and movement dynamics. Additionally, the improved adhesion of the gel to the shell structure avoids the appearance of separation spots, an aesthetic defect commonly seen in competitor products.
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
In October 2023, we announced Zen, which is part of our next generation Zensor RFID platform. The new Zen technology has all the previous benefits of Qid, but is now entirely non-ferromagnetic. In 2023, the Motiva Ergonomix2 Diamond implants used in the Mia Femtech system feature Zen and are available in select geographies with Motiva Ergonomix2 Round Implants in programs like the JOY program. We believe the Zensor platform has the potential to add additional capabilities in future generations, such as the measurement of temperature and other parameters. Zen with temperature sensing is currently in human trials as part of an IRB-approved study.
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

Motiva Flora Tissue Expander
The Motiva Flora Tissue Expander is used in breast reconstruction surgery for temporary implantation (less than six months) to gradually expand the breast tissue prior to the placement of a long-term breast implant. After implantation, the device is periodically filled with saline solution via an injection port to increase its volume to stretch the skin and create a pocket for breast implant placement. The injection port is dome-shaped and includes an RFID coil, which can be accurately located utilizing the port locator. The Motiva Flora Tissue Expander is the first MRI Conditional expander and is the only tissue expander in the market with an integrated RFID port with no magnets, allowing for use of the expander safely alongside MRI (1.5 and 3 Tesla) scanning. The Motiva Flora received CE mark in June 2020 and 510(k) clearance from the FDA in October 2023 and has been registered in 79 countries. The Motiva Flora also includes the SmoothSilk surface, which provides biocompatibility benefits described above. Our catalog includes 15 variations, including three different heights, and a range of volumes from 260 to 995 cc.

Motiva Flora® contains a RFID microtransponder with a unique electronic serial number (ESN) accessed by a reader.

4

Minimally Invasive Aesthetics: Preservé and Mia Femtech
In February 2025, we introduced Preservé in targeted markets, a minimally invasive breast tissue-preserving technology designed for breast augmentation, revision augmentation, and mastopexy augmentation. This innovative solution aims to maintain the structural anatomy and function of the breast during aesthetic surgery, resulting in more stable and natural outcomes compared to traditional methods. Preservé utilizes our proprietary minimally invasive surgical tools along with Ergonomix2 implants, which feature the patented SmoothSilk surface for improved biocompatibility and softness. These implants are unique in the industry, adapting their shape as the body changes position. Preservé is suitable for primary augmentations of up to four cups, hybrid augmentations, and mastopexy augmentations. The initial commercial launch occurred in Brazil, with further launches in other countries occurring throughout 2025, including an early experience group in the United States. Launches in additional countries, including a full launch in the United States, are expected in 2026.
In April 2023, we launched Mia Femtech — a patient-centric procedure designed to allow breast augmentation to be performed under local anesthesia rather than general anesthesia, through smaller incisions, with faster recovery times and a resulting reduction in surgical complications. The Mia Femtech system includes the specially-designed Ergonomix2 Diamond implant, which received CE mark in December 2020, and its proprietary tools, including the Motiva Inflatable Balloon and the Motiva Injector.
In December 2020, we received a CE mark for our Motiva Ergonomix2 Diamond breast implant, the implant used in the Mia Femtech procedure. In early 2021, we completed enrollment in our one hundred patient Mia® Femtech case series in Costa Rica. In October 2025, we published the three-year results of the Motiva Femtech Clinical Study. The study, which had a three-year follow-up compliance rate of 93%, found no reports of capsular contracture (Baker Grade III/IV), ruptures (suspected or confirmed), bleeding, hematoma, or seroma requiring intervention in the study. Based on our market research, we believe Mia Femtech will continue to attract new consumers and expand the market for breast aesthetic procedures.
We currently offer Mia Femtech in multiple countries across the world with plastic surgeons fully certified to provide the Mia experience.

Motiva® Ergonomix2® Diamond® Implants
Motiva® Channel Separator
Motiva Injector ®
Motiva® Marking Tool
Motiva® Inflatable Balloon
mia

3

Our Clinical Data
Investigational Device Exemption (IDE) Study to Support PMA
We are conducting a prospective IDE clinical trial in the United States on our Motiva Round and Motiva Ergonomix Round product families. Our IDE submission was approved by the FDA on March 20, 2018 to perform a single open-label, prospective, multi-center trial, with follow-up visit data reported annually and at the time of filing. We will continue to monitor patients for ten years post-implantation. The primary endpoints of the trial are safety, effectiveness and patient satisfaction. In general, our trial design and patient enrollment are consistent with prior PMA studies conducted by Allergan, Mentor, and Sientra. In August 2019, we announced that we were implementing a bifurcated regulatory strategy in the United States, which is designed to allow us to initiate the rolling submission of data to the FDA from the primary augmentation and revision augmentation cohorts, and then subsequently supplement our PMA with data from the reconstruction cohorts. All the enrollment procedures and the three-year study subject follow-up have been completed in the aesthetics cohort, which includes primary augmentation and revision augmentation, with total enrollment of 451 and 265 subjects, respectively. In the fourth quarter of 2021, we initiated a modular PMA submission process with the FDA and submitted the first of four expected modules. In April 2022, we released preliminary results of the two-year patient follow-up data for the primary augmentation cohort of our IDE clinical trial. The second module was submitted in May 2022. In June 2022, full enrollment of the IDE clinical trial was complete, and all surgeries in the primary reconstruction cohort were performed. In August 2022, the third module was submitted to the FDA. The final fourth module was submitted to the FDA in February 2023.
We received FDA PMA approval for the augmentation cohort in September 2024. The IDE Study reconstruction cohort is ongoing with all reconstruction patients having recently completed 3-years of study follow-up.
In March 2025, the results of the Motiva US IDE Study were published, including the five-year data for 451 primary augmentation patients enrolled in the study based on a follow-up compliance rate of 89%. The five-year, by-patient, Kaplan-Meier risk rates of first occurrence of complications for patients (95% confidence interval) in the primary augmentation cohort were as follows:

Primary Augmentation	5-year (N=451), 95% CI
Capsular contracture (Baker Grade III/IV)	0.5%
Rupture, suspected or confirmed; MRI cohort(1)	0.6%
Breast pain	1.2%
Infection	0.9%
Implant removal, with or without replacement	3.1%
Any reoperation(2)	8.8%
Any complication(3)	12.0%

Kaplan-Meier risk rates were the primary method of analysis for the above data. This table represents preliminary data available as of September 2024 and does not necessarily reflect final clinical results nor demonstrate the investigational device’s safety and effectiveness for the U.S. trial.

(1) MRI cohort N=176 (2) Any surgery on the breast or chest area, device or non-device related, including size change (3) Any device or non-device related event, including reoperation

Mia Femtech Clinical Study
We are conducting an Institutional Review Board, or IRB, approved prospective study that enrolled 100 subjects between December 2020 and April 2021. In October 2025, we published the three-year results of the Motiva Femtech Clinical Study of data based on a follow-up compliance rate of 93%. The three-year risk rates of first occurrence of complications for patients (95% confidence interval) in the Mia Femtech cohort were as follows:

Primary Augmentation	3-year (N=100), 95% CI
Capsular contracture (Baker Grade III/IV)	0.0%
Rupture, suspected or confirmed(1)	0.0%
Infection	0.0%
Seroma	0.0%
Hematoma	0.0%
Changes in Nipple Sensation	0.0%
Changes in Breast Sensation	0.0%
Malposition/Displacement(2)	1.0%
Inferior malposition	0.0%
Any reoperation	1.0%

This table represents preliminary follow-up data available as of October 2025 and does not necessarily reflect final clinical results nor demonstrate the ultimate safety or effectiveness of the Mia Femtech procedure.

(1) Includes overall and MRI cohort (33 subjects/ 66 implants) combined (2) One patient had an implant malposition and underwent implant reposition; no implant exchange

Patient and Practitioner-Reported 15-Year Safety Post-Market Surveillance Data
Dating from the commercial launch of Motiva Implants in October 2010 through December 2025, we have sold over 4.8 million breast implants in various countries. We maintain a Quality Management System database to track and report complaints received from patients or physicians. From October 2010 through December 2025, a total of 7,400 complaints have been reported, investigated and processed, representing approximately 0.1% of the total Motiva Implants sold through December 2025. There were no reported cases of double capsule formation or primary cases of breast-implant associated anaplastic large-cell lymphoma, or BIA-ALCL, in this data set. There were 82 cases of early seroma and 28 cases of late seroma reported. The table below shows the rates of rupture, capsular contracture and reoperation for adverse events of our Motiva Implants from the data gathered through December 2025. In contrast to the above 10-year competitor CORE Study data required for FDA PMA reporting, our PMS data is collected to monitor product safety and effectiveness in the commercial setting.

Motiva Implants
Number of Implants Sold	N= 4,841,575 Implants(1)
Rupture	< 0.1%
Capsular Contracture	< 0.1%
Reoperation for Adverse Events	< 0.1%
Reoperation (All Causes)	N/A(2)

(1) Data is internally tracked on an individual implant basis rather than by patient.
(2) Complaint database does not capture reoperations for reasons not related to safety.
Sales and Marketing
We primarily derive revenue from sales of our Motiva Implants from two types of customers: (1) medical device distributors and (2) direct sales to physicians, hospitals, and clinics. Our products are commercially available in over 100 countries through exclusive distributors, except in the United States, Brazil, Argentina and several European countries where we sell through our direct sales force. As of December 31, 2025, our sales organization included 278 employees and contractors. All of these sales personnel are supported through a suite of tools, including marketing and training materials, mobile smartphone applications, and access to a robust schedule of physician education events. We also pay significant attention to helping our distributors maintain positive relationships with surgeons and clinics in their respective regions, and to positioning our product in the marketplace as a premium product with consequent premium pricing.
We demonstrate our confidence in Motiva Implants with the Motiva Always Confident Warranty, which offers patients a free replacement for any Motiva Implant that ruptures, for the life of the product. We also replace any implant which is replaced due to capsular contracture of Baker Grade III or IV severity at any time in the first 10 years of post-implantation. In addition, we offer an extended warranty at additional cost outside the JOY program, which provides financial assistance to cover surgical costs resulting from rupture or capsular contracture. In the United States, the Motiva Health Program also covers implant replacement for late forming seroma and double capsule complication within 10 years post-implantation and provides financial assistance for surgical costs related to BIA-ALCL. An extended warranty is available for an additional cost, covering up to $15,000 for surgical expenses based on specific circumstances.
We employ a multi-faceted marketing strategy that includes social media engagement, influencers, conferences, advertisements and education.
Intellectual Property
Our success depends at least in part upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets and trademarks, as well as customary contractual protections.
We have assembled a broad portfolio of intellectual property related to our medical device and aesthetics products. We believe this intellectual property, combined with proprietary manufacturing processes and the regulatory approvals we have successfully obtained outside of the United States, provide us with a strong market position. As of December 31, 2025, we own or have rights to 36 issued, 1 allowed and 12 pending patents in the United States related to various aspects of our Motiva Implants (such as implant barrier layers, surface texture technology, minimally invasive implant delivery systems, minimally invasive and tissue preservation procedures and systems and our Qid Safety Technology or ZEN radio frequency identification devices). In addition, we own or have rights to 178 issued, 1 allowed and 48 pending foreign applications and 1 pending Patent Cooperation Treaty, or PCT, application. Our owned and licensed patents are expected to expire at various times between March 2032 and February 2040. Our owned and licensed pending applications, if granted, likely would expire between September 2033 and October 2045.
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

We have and will continue to work with several institutions in our effort to advance implant technology and generate additional scientific data to support the improved safety outcomes associated with our products, including:
•Massachusetts Institute of Technology
•Medical University of Innsbruck
•Department of Bioengineering at Rice University
•University of Cape Town Faculty of Health Sciences
•University of California, Santa Barbara
•University Hospital Ghent Department of Plastic Surgery
•The Chair of Plastic Surgery at the School of Medicine and Psychology of Sapienza University of Rome
We have incurred, and expect to continue to incur, significant R&D expenses. We incurred R&D expenses of $20.2 million for the year ended December 31, 2025, compared to $19.7 million for the year ended December 31, 2024. Our R&D expenses consist of costs associated with our clinical and post-approval studies, regulatory activity and product development, including the development of Motiva Implants and other current and future aesthetic and reconstruction surgical devices on our product platform.
Implantable RFID Microtransponder Platform
The RFID technology platform that we use in the Qid feature of our Motiva Implants is independently cleared as a system via the FDA’s 510(k) pathway. We are developing more sophisticated functionality using this technology platform. We believe our RFID technology will be an attractive platform for a variety of other applications, including unique device identification for other types of implantable medical devices, functional implantable biosensors, and diagnostic monitoring. Future specific indications include detection of device life cycles (e.g., flexion/contraction cycles for artificial hip and knee joints) and monitoring of analytes such as circulating tumor cells and blood chemistry components. Some of these applications we may choose to develop and commercialize internally, while others may be more appropriately commercialized via partnerships with other medical device companies. In October 2023, we launched Zen, a non-ferromagnetic, next- generation passive RFID technology available in Motiva Ergonomix2 Diamond implants used in the Mia Femtech system and select geographies with Motiva Ergonomix2 Round Implants in the JOY program.
We control all the activities of the development and manufacturing of our Qid Safety Technology RFID transponders. This allows us to adapt to specific needs or new developments in our field.
Manufacturing and Suppliers
Facilities
We manufacture our products in ISO-13485-certified manufacturing facilities located in the Coyol Free Zone office park in Alajuela, Costa Rica, a park populated by a number of international medical device companies and granted tax-advantaged status by the government of Costa Rica.
Our two manufacturing facilities include our original manufacturing facility opened at the end of 2016 and the newly-constructed corporate office and manufacturing facility we finalized in 2024. The original facility has approximately 28,000 square feet of office space and production areas which are capable of producing over 400,000 implants a year, with state-of-the-art support systems for sustaining production, including an ice-bank system for cooling the controlled air in the clean room and support areas, water-lubricated air compressors for eliminating the presence of particulates, heat recovery systems for energy saving, and an energy micro-grid comprised of solar panels and energy-storage batteries. These energy efficient systems generate up to 80% of the total energy consumption of the building, which received LEED Gold Certification by the U.S. Green Building Council in August 2017.
In June 2024, we finalized the construction of our Sulàyöm Innovation Campus including 100,000 square feet of manufacturing, medical, research, and office space allowing us to increase our manufacturing capacity by approximately 730,000 units per year. The facility has space to further expand manufacturing capacity, as needed. The facility obtained necessary regulatory approvals and commenced manufacturing by the end of fiscal 2024. The Sulàyöm Innovation Campus is certified as LEED Platinum and EDGE Advanced, reflecting adherence to the highest international standards of sustainable construction and energy efficiency. See Note 3 “Balance Sheet Accounts” for additional information regarding this construction project.
Both of our facilities in the Coyol Free Zone are Carbon Neutral certified by the Costa Rican Ministry of Environment, Energy, and Telecommunications, based on the implementation of efficiency-aimed actions such as the reduction of energy consumption through the acquisition of more efficient equipment; the combined use of solar panels, ice banks, and battery storage units; and the avoidance of fossil fuels for our operations.
In 2025, the U.S. FDA authorized our Costa Rican facilities to manufacture all Motiva USA PMA‑approved products, including our Round and Round Ergonomix Breast Implants. This approval expands our U.S.-bound production capacity and supports long‑term operational efficiency.
All of our manufacturing facilities have received the MDSAP regulatory certification. MDSAP was established by a coalition of international medical device regulatory authorities, including Australia’s TGA, Brazil’s ANVISA, Health Canada, Japan’s MHLW and PMDA and the U.S. FDA. The goal of MDSAP is to allow a single regulatory audit of a medical device manufacturer’s Quality Management System to satisfy the needs of the participating regulatory jurisdictions. This program enables manufacturers to contract with an authorized third-party auditing organization, in our case the British Standards Institute, to conduct a single audit to satisfy the relevant regulatory requirements of the participating regulatory authorities including the FDA, which recognizes MDSAP audit reports as a substitute for FDA Establishment Inspection Reports.
We are also subject to periodic inspections and audits by various international regulatory and notified bodies, and we believe our past performance in these audits reflects the strength of our Quality Management System and manufacturing controls. We consider this to be a key element of our risk management and business continuity strategies and a competitive advantage as we have full control of the product lifecycle. Our in-house manufacturing team undergoes well defined training programs throughout their period of employment. We believe our manufacturing experience, know-how, and process-related trade secrets are also a competitive advantage.
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
Suppliers
We source manufacturing inputs from a number of outside suppliers. In particular, we obtain NuSil brand medical-grade silicone from Avantor, Inc. (formerly NuSil Technology LLC), or Avantor, which is a sole-source supplier of such products to the majority of the silicone breast implant industry. In May 2022, we entered into a master supply agreement with Avantor, which provides for specified prices per unit of each relevant component, has an initial term ending on December 31, 2026 and automatically renews for successive terms of one year each for up to five successive renewal terms. Avantor has recently informed us that it does not intend to allow the agreement to renew automatically and plans to enter into negotiations regarding future supply terms.
Other critical materials are the silicone patches and other silicone components used for the assembly of our breast implants. All of these components are also made with NuSil medical-grade silicone and manufactured by specialized silicone contract manufacturing suppliers. All component suppliers undergo strict quality inspections to ensure these can meet our quality standard. Other important components are the primary packaging polycarbonate trays, the Tyvek sealing lids and packaging. All these components are also critical to maintain the integrity of the product throughout its shelf-life, and all of these suppliers must be qualified, and all materials must be validated prior to being approved for manufacturing activities. We conduct annual evaluations for most of our suppliers and engage in second-source supplier initiatives to ensure the continuity of business operations, enhance quality, and reduce costs.

Competition
The U.S. market for silicone breast implants is relatively concentrated, within Allergan Aesthetics, a division of AbbVie, Mentor Worldwide LLC, a division of Johnson & Johnson, and Sientra Inc., which was acquired by Tiger Aesthetics Medical. Internationally, the market is more fragmented, with the primary producers being GC Aesthetics plc, Silimed, Inc., Groupe Sebbin SAS, Hans Biomed Crop., Polytech Health & Aesthetics, and Arion Laboratories.
Our major competitors in the silicone breast implant marketplace are either publicly traded companies or divisions or subsidiaries of publicly traded companies with significantly more market share and resources than we have. These companies have greater financial resources for sales, marketing and product development, broader established relationships with healthcare providers and third-party payers, and larger and more established distribution networks. In some instances, our competitors also offer products that include features that we do not currently offer in all geographies. Our competitors also have regulatory approval to market and sell their products in countries where we currently do not. In addition, our competitors may offer pricing programs with discounts across their non-breast aesthetic product portfolios.
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
•product price;
•customer service; and
•support by key opinion leaders.
Notwithstanding the competitive advantages that may be held by our larger competitors across many of the above factors, we believe our competitive strengths include our patient safety profile; proprietary implant technologies; a complementary suite of products and designed surgical procedures (including MotivaHybrid, Motiva MinimalScar, Mia Femtech, and Preservé); vertically integrated manufacturing capabilities in Costa Rica utilizing proprietary 3D imprinted molding methods; a global sales platform combining exclusive distributor arrangements with direct sales in key markets such as Brazil and Europe; and a management team with significant experience in the medical aesthetics industry.
Federal Food, Drug, and Cosmetic Act
Breast implants are regulated as medical devices in the United States, and are subject to the Federal Food, Drug, and Cosmetic Act, or FDC Act, as implemented and enforced by the FDA. The FDA administers requirements covering the design, development, testing (non-clinical and clinical research), safety, effectiveness, manufacturing, labeling, packaging, promotion, advertising, distribution, recordkeeping, import/export and post-market surveillance of medical devices in order to ensure that devices distributed in the United States are safe and effective for their intended uses and otherwise meet the requirements of the FDC Act. The FDA also collects user fees for certain medical device submissions and annual fees for medical device establishments.
FDA Premarket Clearance and Approval Requirements
Unless an exemption applies, each medical device commercially distributed in the United States requires either FDA clearance of a 510(k) premarket notification, authorization of a de novo application, or approval of a PMA. Under the FDC Act, medical devices are classified as Class I (lowest risk), II (moderate risk), or III (highest risk), with each successive class reflecting a greater extent of manufacturer and regulatory control needed to ensure device safety and effectiveness. Class I devices are those for which safety and effectiveness can be assured by adherence to the FDA’s General Controls for medical devices, which include compliance with the applicable portions of the Quality Management System Regulation (QMSR), facility registration and product listing, reporting of adverse medical events, and truthful and non-misleading labeling, advertising, and promotional materials. Class II devices are subject to the FDA’s General Controls and special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. These special controls can include performance standards, post-market surveillance, patient registries and FDA guidance documents. Class III devices are those deemed by the FDA to pose the greatest risks, such as life sustaining, life supporting, or some implantable devices, or devices that have a new intended use or employ advanced technology that is not substantially equivalent to that of a legally marketed device. These must comply with all requirements under the FDC Act, including specific requirements and limitations pursuant to the order issued by FDA subsequent to PMA approval. While our instruments are cleared as Class II devices, breast implants are currently classified as Class III devices requiring an approved PMA for commercial distribution.
510(k) Clearance Pathway
Manufacturers of most Class II devices are required to submit to the FDA a premarket notification under Section 510(k) of the FDC Act requesting permission to commercially distribute the device (generally known as 510(k) clearance). To obtain 510(k) clearance, the submitted 510(k) notice must demonstrate that the proposed device is “substantially equivalent” to a predicate device (i.e., a legally marketed device that is not subject to PMA approval) already on the market. The FDA’s 510(k) clearance process usually takes from three to twelve months, but it can take longer. The FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence. Over the last several years, the FDA has proposed reforms to its 510(k) clearance process, and such proposals could include increased requirements for clinical data and a longer review period, or could make it more difficult for manufacturers to utilize the 510(k) clearance process for their products.
If the FDA agrees that the device is substantially equivalent to a legally marketed predicate device, it will grant 510(k) clearance to commercially market the device. If the FDA determines that the device is “not substantially equivalent” to a previously cleared device, the device is automatically designated as a Class III device. The device sponsor must then fulfill more rigorous PMA requirements or can request a risk-based classification determination for the device in accordance with the “de novo” process, which is a route to market for novel medical devices that are low- to moderate-risk and are not substantially equivalent to a predicate device.
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
In February 2019, we received 510(k) clearance for the Motiva Single-use Sterile Sizers.
In October 2023, the FDA granted 510(k) clearance for the Motiva Flora SmoothSilk Tissue Expander.
Premarket Approval Application Pathway
Class III devices generally require approval of a PMA before they can be marketed. The process of obtaining PMA approval is much more costly, lengthy, and uncertain than the 510(k) process. In a PMA, the manufacturer must demonstrate that the device is safe and effective, and the application must be supported by extensive data, including data from preclinical studies and human clinical trials. The PMA must also contain a full description of the device and its components, a full description of the methods, facilities, and controls used for manufacturing, and proposed labeling. Following receipt of a PMA, the FDA determines whether the application is sufficiently complete to permit a substantive review. If the FDA accepts the application for review, it has 180 days under the FDC Act to complete its review, although in practice, the review often takes significantly longer, and can take up to several years. An advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device, which the FDA may or may not accept. In addition, the FDA will conduct a pre-approval inspection of the applicant’s manufacturing facility or facilities to ensure compliance with the QMSR.
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
Related to our devices specifically, the FDA’s guidance document “Saline, Silicone Gel, and Alternative Breast Implants” currently recommends that a core study, which can be a single, open label, multi-center study, be conducted with ten years or more of prospective patient follow-up. To date, PMAs for silicone breast implants have been submitted for approval to the FDA with a minimum of three years of premarket core study data. Additionally, the FDA will not approve the PMA until it conducts a pre-approval inspection of our manufacturing facility and determines that it is in compliance with good manufacturing practices, as set forth in the FDA’s QMSR. The PMA review and approval process generally takes from one to three years but may take longer. The FDA’s guidance document “Saline, Silicone Gel, and Alternative Breast Implants” also states that manufacturers seeking approval of breast implants will be subject to post-approval requirements, which may include, but are not limited to, long-term follow-up of the core clinical study patients, conduction of new enrollment post-approval studies, participation in a patient registry or other studies, training programs for physicians and surgeons, and periodic reporting requirements.
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
In September 2024, we received PMA approval from the FDA for our Motiva Implants including our Post Approval Study. Beginning in October 2024 we submitted a PMA Supplement for our Post Approval Study protocol, and we began selling Motiva Implants for use in breast augmentation for patients in the United States.
In November 2024, we received PMA Approval for our Post Approval Study (PAS), which is currently enrolling patients.
In November 2025, we submitted a PMA Supplement requesting approval of an additional manufacturing site (B23) for the manufacture of PMA approved products. FDA approval was received in December 2025.
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
If the device presents a “significant risk” to human health, as defined by the FDA, the device sponsor must submit an IDE application to the FDA, which must be approved prior to commencing human clinical trials. A significant risk device is one that presents a potential for serious risk to the health, safety or welfare of a patient and either is implanted, used in supporting or sustaining human life, substantially important in diagnosing, curing, mitigating or treating disease or otherwise preventing impairment of human health, or otherwise presents a potential for serious risk to a subject. An IDE application must be supported by appropriate data, such as animal and laboratory test results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE will automatically become effective 30 days after receipt by the FDA unless the FDA notifies the company that the investigation may not begin. If the FDA determines that there are deficiencies or other concerns with an IDE for which modification is required, it may permit a clinical trial to proceed under a conditional approval.

In addition, the study must be approved by, and conducted under the oversight of, an IRB for each clinical site. The IRB is responsible for the initial and continuing review of the IDE study and may pose additional requirements for the conduct of the study. If an IDE application is approved by the FDA and one or more IRBs, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a non-significant risk to the patient, a sponsor may begin the clinical trial after obtaining approval for the trial by one or more IRBs without separate approval from the FDA but must still follow abbreviated IDE requirements, such as monitoring the investigation, ensuring that the investigators obtain informed consent, and labeling and record-keeping requirements. Acceptance of an IDE application for review does not guarantee that the FDA will allow the study to begin and, if it does, the FDA may or may not determine that the data derived from the trials support the safety and effectiveness of the device or warrant the continuation of clinical trials. An IDE supplement must be submitted to, and approved by, the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness, study plan, or the rights, safety or welfare of human subjects.
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
•QMSR requirements, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the design and manufacturing process;
•labeling regulations and FDA prohibitions against the promotion of “off-label” uses of cleared or approved products, as well as other requirements related to promotional activities;
•clearance or approval of product modifications to cleared or approved devices, where warranted;
•medical device reporting regulations, which require that a manufacturer report to the FDA if a device it markets may have caused or contributed to a death or serious injury or has malfunctioned and the device or a similar device that it markets would be likely to cause or contribute to a death or serious injury, if the malfunction were to recur;
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
Our manufacturing facilities, as well as those of certain of our suppliers, will be subject to periodic and for-cause inspections by the FDA to verify compliance with the QMSR and other regulatory requirements. The QMSR, which covers the methods and the facilities and controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation and servicing of finished devices intended for human use. The QMSR also requires, among other things, maintenance of a medical device master file and complaint files. These requirements impose procedural and documentation requirements upon us and our third-

party manufacturers related to the methods used in and the facilities and controls used for designing, manufacturing, packaging, labeling and storing medical devices. As a manufacturer, we are subject to periodic inspections by the FDA. Following these inspections, the FDA may assert noncompliance with QMSR requirements on a Form 483, which is a report of observations from an inspection, or by way of “untitled letters” or “warning letters” that could cause us or any third-party manufacturers to modify certain activities. A Form 483 notice, if issued at the conclusion of an FDA inspection, can list conditions the FDA investigators believe may have violated QMSR or other FDA requirements. Our failure to maintain compliance with the QMSR requirements could result in the shut-down of, or restrictions on, our manufacturing operations and the recall or seizure of our products, which would have a material adverse effect on our business. The discovery of previously unknown problems with any of our products could result in restrictions, including the removal of the device from the market or voluntary or mandatory device recalls.
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
HIPAA and Other Privacy Laws
We are subject to various laws governing the privacy and security of health information and other personally identifiable information. The Health Insurance Portability and Accountability Act of 1996 and its implementing regulations, or HIPAA, established comprehensive U.S. federal protection for the privacy and security of protected health information. HIPAA applies to “Covered Entities,” which are health plans, healthcare clearing houses, and certain healthcare providers which conduct certain healthcare transactions electronically, and to “Business Associates,” persons or entities that perform a function or provide specified services on behalf of a Covered Entity that involves the creation, use, maintenance or transmission of protected health information. Both Covered Entities and Business Associates must have in place administrative, physical, and technical standards to guard against the misuse of protected health information. Some of the institutions and physicians from which we obtain biological specimens that we use in our research and validation work are Covered Entities and must obtain proper authorization from their patients for the subsequent use of those samples and associated clinical information. We may perform future activities that may implicate HIPAA, such as providing clinical laboratory testing services or entering into specific kinds of relationships with a Covered Entity or a Business Associate of a Covered Entity. There are also additional federal and state privacy laws that impose restrictions on the access, use, and disclosure of personal information, including data that is not protected health information, or are otherwise more stringent than HIPAA.
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
Fraud and Abuse Laws
As participants in the healthcare industry, we are subject to anti-fraud and abuse laws in various countries. Many of these anti-fraud laws are broad in scope and impose significant penalties for violation. Prohibitions under some of these laws include:
•the submission of false claims or false information to government programs;
•deceptive or fraudulent conduct;

•excessive or unnecessary services, services that do not meet medical necessity, or services at excessive prices; and
•defrauding private sector health insurers.
Numerous national and state agencies enforce the anti-fraud and abuse laws. In addition, actions under the False Claims Act can be brought by private whistleblowers on behalf of themselves and the government and are entitled to receive a portion of any final recovery. In addition, we, and our partners, may be subject to foreign laws and regulations and other compliance requirements, including, without limitation, anti-kickback laws, false claims laws and other fraud and abuse laws.
In particular, if our products become eligible for reimbursement by federal healthcare programs (directly or indirectly) in the United States, our business activities could be subject to scrutiny and enforcement under one or more U.S. federal or state healthcare fraud and abuse laws and regulations, including:
•The federal Anti-Kickback Law, which prohibits, among other things, knowingly or willingly offering, paying, soliciting or receiving remuneration, directly or indirectly, in cash or in kind, for the referral of an individual for the furnishing of an item or service, or to induce or reward the purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any healthcare items or service for which payment may be made, in whole or in part, by federal healthcare programs such as Medicare and Medicaid.
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
If we or our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil, criminal and administrative penalties, damages, fines, exclusion from participation in government healthcare programs, additional reporting and government oversight, or the curtailment or restructuring of our operations. To reduce the risks associated with these various laws and governmental regulations, we have implemented a compliance program. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable global privacy, security and fraud laws may prove costly.
Transparency Laws
We are subject to transparency requirements (also known as “sunshine laws”) in France, including obligations to report payments or transfers of value to, and the nature of the agreements we sign with, a broad class of French healthcare professionals and organizations. If our products that are approved in the United States become eligible for direct or indirect reimbursement by federal healthcare programs like Medicare or Medicaid, we will also become subject to the Physician Payment Sunshine Act and its amendments and implementing regulations, which require annual reporting of payments and transfers of value to physicians, certain advance practice professionals, and teaching hospitals, along with ownership interests held by physicians or their immediate family. Various states have also implemented regulations prohibiting certain financial interactions with healthcare professionals or mandating public disclosure of such financial interactions. We may incur significant costs to comply with such laws and regulations now or in the future.
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
In the EU, pricing and reimbursement schemes vary widely from country to country. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies (so-called health technology assessments) in order to obtain reimbursement. The Health Technology Assessment, or HTA, which is currently governed by the national laws of the individual EU Member States, is the procedure according to which the assessment of the public health impact, therapeutic, impact and the economic and societal impact related to the use of a health technology. The outcome of the HTA will often influence the pricing and reimbursement status granted to the product under review by the competent authorities of individual EU Member States. On January 31, 2018, the European Commission adopted a proposal for a regulation on HTA, or HTA Regulation. The HTA Regulation aims to boost cooperation among EU Member States in assessing health technologies and providing the basis for cooperation at EU level for joint clinical assessments in these areas. The HTA Regulation entered into force on January 11, 2022, and started to apply from January 12, 2025, with phased implementation. Under the HTA Regulation, EU Member States are required to use common HTA tools, methodologies, and procedures across the EU. Among other things, the HTA Regulation establishes an HTA coordination group, composed of national HTA bodies, which jointly conduct Joint Clinical Assessments, or JCAs, of new medicines and certain high-risk medical devices (Class III implantable devices and Class III active devices that administer or remove medicinal products) and introduces a single EU-level submission file for JCAs. However, the HTA Regulation focuses on the clinical aspects of HTA, i.e. the relative clinical effectiveness and relative clinical safety of a new health technology as compared with existing technologies, and, as such, individual EU Member States remain responsible for determining the overall value of a new health technology within their healthcare systems, as well as making pricing and reimbursement decisions.
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
The marketability of any products for which we receive market authorization for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status are attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.
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
More recently, on July 4, 2025, the “One Big Beautiful Bill Act,” or OBBBA, was signed into law. The OBBBA is projected to decrease federal healthcare spending by approximately $1 trillion by reducing Medicaid spending and enrollment and making changes to federal Medicare spending. The law also made changes to ACA marketplace enrollment that are projected to decrease the number of individuals with marketplace coverage. It is unclear if these changes will impact demand for our products.
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
In the EU, the Medical Devices Regulation (EU) 2017/745, or EU MDR, applicable since May 26, 2021, establishes comprehensive requirements for the safety, performance, and market access of medical devices in the EU. This legislation applies to all countries within the European Economic Area, or the EEA, including EU Member States, Iceland, Liechtenstein and Norway. On December 16, 2025, the European Commission published a legislative proposal to amend the EU MDR. Adoption of the proposed amendments to the MDR could occur in 2027. However, the timing remains subject to negotiation and approval by the European Parliament and the Council.
Medical devices must comply with the General Safety and Performance Requirements, or the GSPR, laid down in Annex I to the EU MDR. Compliance with these requirements is a prerequisite to be able to affix the CE mark on products, without which they cannot be marketed or sold in the EEA. To demonstrate compliance with the GSPR of the EU MDR and obtain the right to affix the CE mark, our medical devices must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Apart from low risk medical devices (Class I with no measuring function, which are not sterile and are not reusable surgical instruments), in relation to which the manufacturer may issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the GSPR, a conformity assessment procedure requires the intervention of a Notified Body, which is an organization designated by a Competent Authority of an EU Member State to conduct conformity assessments. Depending on the relevant conformity assessment procedure, the Notified Body would audit and examine the technical documentation and the quality system for the manufacturer, design and final inspection of the medical devices. The Notified Body issues a CE Certificate of Conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the GSPR. This Certificate and the related conformity assessment process allows the manufacturer to affix the CE mark to the medical devices after having prepared and signed a related EC Declaration of Conformity. Breast implants intended for aesthetic purposes are specifically regulated under Annex XVI to the EU MDR. They must meet the same stringent safety, performance, and clinical evaluation requirements as medical devices, including conformity assessment by a Notified Body.
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
Outside of the EU, the UK and Switzerland, regulatory pathways for the marketing of medical devices vary greatly from country to country. In many countries, local regulatory agencies conduct an independent review of medical devices prior to granting marketing approval. For example, in China, approval by the National Medical Products Administration, or NMPA, must be obtained prior to marketing a medical device. In Brazil, the inspections and approvals of products and facilities carried out by the ANVISA and InMetro agencies are required prior to marketing a Class 3a medical device like our Motiva Implants. We received regulatory clearance in Brazil in March 2017 and launched our Motiva Implants commercially in July 2017. In November 2022, Motiva Implants and the Motiva Flora tissue expander have been approved for use in Japan by the Pharmaceuticals and Medical Devices Agency (PMDA). These products have also received reimbursement for post-mastectomy reconstruction under the Japanese National Health System. In November 2023, Motiva Implants received National Medical Products Administration (NMPA) approval in China. The process in such countries may be lengthy and require the expenditure of significant resources, including the conduct of clinical trials. In other countries, the regulatory pathway may be shorter or less costly. The timeline for the introduction of new medical devices is heavily impacted by these various regulations on a country-by-country basis, which may become longer and more costly over time.
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
Human Capital
As of December 31, 2025, we had 1,004 employees. None of our employees are represented by a labor union or covered by collective bargaining agreements except for certain employees in Brazil and Argentina.
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
We believe that our future success largely depends upon our continued ability to attract and retain highly qualified management and technical personnel. Talent management is critical to our ability to execute on our long-term growth strategy. To facilitate talent attraction and retention, we strive to make our company a safe and rewarding workplace with opportunities for our employees to grow and develop in their careers, supported by strong compensation and benefits and by programs that build connections among our employees. We continue to be committed to an inclusive culture which values equity, opportunity, and respect. In support of our inclusive culture, we offer competitive compensation and benefits, including stock awards and strive to recruit a robust talent pool across all levels of the organization.

Environment and Corporate Sustainability
Our manufacturing processes currently require the controlled use of potentially harmful chemicals, including highly flammable solvents, and we are subject to inspections and other regulatory requirements, including Costa Rican regulations regarding environmental protection and hazardous and controlled substance controls, among others. Environmental laws and regulations are complex, change frequently and have tended to become more stringent over time. We have incurred, and may continue to incur, significant expenditures to ensure we are in compliance with these laws and regulations. We would be subject to significant penalties for failure to comply with these laws and regulations. For more information, please refer to Section 1A “Risk Factors”.
Working toward a more sustainable future by reducing our environmental footprint is important to us. Our manufacturing facilities are certified as Carbon Neutral by the Costa Rican Ministry of Environment, Energy, and Telecommunications, or MINAE. Additional information on our environmental efforts can be found in our 2023 Annual Review, which is available at https://establishmentlabs.com/wp-content/uploads/2024/07/Sustainability-Annual-Review-2023.pdf.
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
Available Information
We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the SEC. The SEC maintains an internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
We maintain an Internet site at www.establishmentlabs.com. We will, as soon as reasonably practicable after we electronically file or furnish our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports, if applicable, make available such reports free of charge on our website. Our website also contains other items of interest to our investors, including, but not limited to, investor events, press and earnings releases and sustainability initiatives.
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
We marketed our products solely in countries outside of the United States from October 2010 until 510(k) clearance for the Motiva Flora SmoothSilk Tissue Expander in October 2023 and FDA approval of our Motiva

Implants in September 2024, and as such, we have a limited operating history in the United States upon which to evaluate our business and forecast our future net sales and operating results.
Due to our limited operating history in the United States, we may not have the institutional knowledge or experience to be able to implement and execute our business strategy and effectively address the risks that we may face. In addition, we may fail to identify or respond effectively to emerging trends that could negatively affect our business. As a result of this or other risks, we may not be able to execute key components of our business strategy, and our business, financial condition and operating results may suffer.
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
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel, the ability to accept the payment of user fees, statutory, regulatory and policy changes and other events that may otherwise affect the FDA’s ability to perform routine functions. The Trump Administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities, such as implementing statutes through rulemaking, issuance of guidance, and review and approval of applications. Further, government funding of the FDA and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.
Additionally, the FDA is transitioning from the Quality System Regulation (QSR) to the Quality Management System Regulation (QMSR), with the transition period concluding in February 2026. This transition requires us to align our quality management systems with the new requirements, which may require significant resources and operational adjustments. Failure to comply with QMSR requirements by the applicable deadline could result in enforcement actions, delays in product approvals, or other adverse regulatory consequences.
Disruptions at the FDA and other agencies, including staffing reductions, funding limitations, or policy changes under the current or future administrations, may also slow the time necessary for new drugs and devices to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. Any reduction in FDA resources or changes in regulatory priorities could delay approval of our products or modifications to existing products, extend the timeline for compliance activities, or otherwise adversely affect our business. For example, during various times in the past, the U.S. government has shut down and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. A prolonged government shutdown occurs, or other events, including uncertainty regarding the FDA’s funding, operations or policy goals, that prevents the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities in a timely manner could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future federal government shutdowns, delays in annual appropriations or budget freezes could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
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
As part of our effort to educate and train plastic surgeons through our medical educational platform, we completed 607 and 239 medical training sessions worldwide during 2025 and 2024, respectively. If we are unable to offer, or if we experience a delay in offering, medical training sessions, we may experience reduced or slower than expected adoption of our products. Although we offer virtual training sessions through our medical educational platform, any limited ability to provide in-person programs to surgeons may reduce the effectiveness of, and interest in, our medical education efforts.
Commercial success of Motiva Implants in the United States or elsewhere depends on our ability to accurately forecast customer demand, manufacture sufficient quantities of product in the implant sizes that patients and physicians request, and manage inventory effectively, and the failure to do so could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Manufacturing silicone breast implants requires costly capital equipment and a highly skilled workforce. There is a significant lead time to build and certify a new manufacturing facility. Although we believe our current facilities give us adequate manufacturing capacity to meet current demand, we have, in the past, been unable to fill all incoming orders. If demand increases faster than we expect, or if we are unable to produce the quantity of goods that we expect with our current facilities, we may not be able to grow revenue at an optimal rate. There may be other negative effects from supply shortages, including loss of our reputation in the marketplace and a negative impact on our relationships with our distributors.
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
We have incurred losses to date and expect to continue to incur losses for the foreseeable future. Sales of our Motiva Implants accounted for approximately 99% and 96% of our revenues for each of the years ended December 31, 2025 and 2024, respectively, and we expect our revenues to continue to be driven primarily by sales of these products. We also continue to incur significant research and development and general and administrative expenses related to our operations. We do not expect to be profitable in 2026, and in future years we expect to incur significant research and development expenses related to, among other things, the IDE and the post-approval clinical studies of Motiva Implants in the United States. Investment in medical device product development, particularly clinical studies, is highly speculative. It entails substantial upfront capital expenditures and significant risk that any potential planned product will fail to demonstrate adequate accuracy or clinical utility. We may not be profitable for some time. As of December 31, 2025, we had an accumulated deficit of $495.8 million.
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
If we are unable to continue to commercialize Motiva Implants and our other products, or if we are unable to obtain a partner to commercialize them, we may not be able to produce any incremental revenues related to Motiva Implants and our other products. This would result in an adverse effect on our business, financial condition, results of operations and growth prospects. Even if we are able to reach profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to achieve sustained profitability would depress the value of our company and could impair our ability to raise capital, expand our business, diversify our planned products, market our current and planned products, or continue our operations.
Unfavorable global economic and political conditions, including slower growth or recession, inflation, decreases in consumer spending power or confidence or trade wars, have in the past, and could in the future, adversely affect our business, financial condition or results of operations.
Our results of operations have been in the past, and could be in the future, adversely affected by general conditions in the global economy and in the global financial markets, such as trade wars, slower growth or recession, adverse impacts on currency exchange rates, continued inflation or decreases in consumer spending or confidence, as well as changing political conditions. A severe or prolonged economic downturn could result in a variety of risks to our business, including general economic pressure on our customers’ patients. Elective aesthetic procedures, including breast augmentation, are typically not covered by insurance and are less of a priority than other items for patients that have lost their jobs, are furloughed, have reduced work hours or have to allocate their cash to other priorities. As a result, adverse changes in the global economy, including as a result of inflationary pressures, elevated interest rates, geopolitical conflicts, including the Russia-Ukraine war and the Hamas-Israel conflict, political instability or macroeconomic fallout from significant U.S. policy changes and government spending cuts, may cause consumers to reassess their spending choices and reduce demand for elective aesthetic procedures, as well as may disrupt global supply chains, increase costs for raw materials and logistics, and create broader macroeconomic instability, which could have an adverse effect on our net sales and profitability. In addition, the growing availability and adoption of glucagon-like peptide-1 (GLP-1) drugs and related pharmaceutical therapies for obesity and metabolic conditions could reduce discretionary consumer spending on elective aesthetic procedures and/or reduce underlying demand for certain procedures if these therapies directly or indirectly address patient concerns that might otherwise by treated with our products.
Additionally, there is significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations, and tariffs. The Trump Administration has imposed additional tariffs on imports from various countries as well as imposed baseline reciprocal tariffs on imports from certain trading partners. These tariffs, and any additional tariffs that may be imposed, could increase our costs for raw materials, components, and finished goods and may adversely affect our supply chain and manufacturing operations in Costa Rica. In response to U.S. trade actions, certain countries have imposed or threatened to impose retaliatory actions against the United States, including retaliatory tariffs on U.S. goods, which could affect demand for our products in those markets or otherwise disrupt global trade. The ultimate impact of tariffs will depend on various factors, including the scope, timing, amount, nature, implementation, and duration of such tariffs, as well as any retaliatory measures by other countries, but could materially increase our operating costs, reduce demand for our products, and adversely affect our financial condition and results of operations.
These policies may also lead to supply chain constraints and additional inflation, further increasing operational costs and may result in reductions in discretionary spending in our markets and demand for our products. A weak or declining global economy or disruptions caused by geopolitical uncertainty or regional political stability could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers or distributors to delay making payments for our products. Any of the foregoing could harm our business, and we cannot anticipate all of the ways in which the economic climate and financial market conditions could adversely affect our business.
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
If we raise additional funds through collaborations or partnerships, or marketing, distribution or licensing arrangements with third parties, we may be required to do so at an earlier stage than would otherwise be ideal and/or may have to limit valuable rights to our intellectual property, technologies, products, or future revenue streams, or grant licenses or other rights on terms that are not favorable to us. Furthermore, any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our products.
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
We utilize social media and may engage high-profile influencers to increase brand awareness and educate consumers, which increases the risk that promotional content is alleged to be false, misleading, or otherwise non-compliant with FDA and other advertising and promotion requirements. Even with contractual controls and monitoring, influencer content may deviate from our guidelines or include off-label or otherwise problematic claims, creating heightened compliance and enforcement risk due to the speed and reach of social platforms.
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
Our leading competitors are large, multi-national companies with significant resources and capabilities. Sientra, Inc. (acquired by Tiger Aesthetics Medical), Mentor Worldwide LLC (a division of Johnson & Johnson) and Allergan plc (acquired by AbbVie Inc.) have conducted large prospective clinical studies that started in the United States in 2002, 2000 and 1998, respectively, and they use this data extensively to promote their products. This can put us at a disadvantage when promoting our products to physicians and patients, even outside of the United States. In addition, the significant financial and staff resources and brand recognition that our competitors possess mean they may be able to compete with us regardless of the differentiating features of our products. If we are not successful in capturing market share, even outside the United States, or if physicians or patients do not perceive our products to be safer or more favorable, our revenues and/or our operating margins may be significantly impaired.
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
As of December 31, 2025, we had 1,004 employees. Unless it is necessary for us to make reductions to our workforce as a cost management strategy, over the next several years, we expect to experience growth in the number of our employees and the scope of our operations, principally in the areas of manufacturing and sales and marketing, and particularly as we continue to expand our operations in the wake of obtaining approval from the FDA to commercialize our Motiva Implants in the United States. We also intend to continue to improve our operational, financial and management controls, reporting systems and procedures, which may require additional personnel. Such growth could place a strain on our administrative and operational infrastructure, and/or our managerial abilities, and we may not be able to make improvements to our management information and control systems in an efficient or timely manner. We may discover deficiencies in existing systems and controls.
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
We have established a direct sales force for our business in Brazil and the United States, and we have implemented a direct sales strategy in several European countries. We have hired and will need to retain and motivate a significant number of sales and marketing personnel in order to support our anticipated growth in these countries. There is significant competition for quality personnel experienced in such activities, including from companies with greater financial resources than ours. If we are not successful in our efforts to continue recruiting, retaining, and motivating such personnel, we may not be able to increase our revenues, or we may increase our expenses in greater measure than our revenues, negatively impacting our operating results.

We may be subject to substantial warranty or product liability claims or other litigation in the ordinary course of business that may adversely affect our business, financial condition and operating results.
We face an inherent risk of product liability exposure related to the sale of Motiva Implants and our other products. The marketing, sale and use of Motiva Implants and our other products could lead to the filing of product liability claims against us if someone alleges that our products failed to perform as designed or caused significant adverse events in patients. We may also be subject to liability for a misunderstanding of, or inappropriate reliance upon, the information we provide. In addition, the off-label use of our products may increase the risk of product liability claims. Product liability claims are expensive to defend and could divert our management’s attention, result in substantial damage awards against us, and harm our reputation. Regardless of merit or eventual outcome, liability claims may result in:
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
Negative publicity concerning our products or our competitors’ products, including due to product defects or recalls and any resulting litigation, or long-term safety impacts, could harm our reputation and reduce demand for silicone breast implants, either of which could adversely impact our financial results and/or share price.
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

News coverage in recent years has called into question the long-term safety of breast implants, including through reports of breast implant-associated anaplastic large cell lymphoma linked to our competitors’ products which have led to regulatory actions regarding macrotextured devices in several countries and the worldwide recall of one of our competitor’s macrotextured implants and tissue expanders. These events and reports of other forms of cancer, including squamous cell carcinoma and various lymphomas, from breast implant products may lead to a reduction in the demand for silicone breast implants and could adversely affect our business.
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
In August 2017, the FDA updated its advisory on BIA-ALCL and subsequently requested all breast implant manufacturers to revise their physician and patient labeling with the most current information. The August 2017 update described BIA-ALCL as “rare” and stated “we have strengthened our understanding of this condition and concur with the World Health Organization designation of BIA-ALCL as a rare T-cell lymphoma that can develop following breast implants”. The exact number of cases remains difficult to determine due to significant limitations in world-wide reporting and the lack of global implant sales data. At this time, most data suggest that BIA-ALCL occurs more frequently following implantation of breast implants with textured surfaces rather than those with smooth surfaces. The FDA noted it does not recommend prophylactic breast implant removal in a patient without symptoms or other abnormalities.
In March 2018, the FDA further updated its advisory on BIA-ALCL stating “we are reporting that we are aware of 414 total cases of BIA-ALCL. Additionally, studies reported in medical literature estimate that the lifetime risk of developing BIA-ALCL for patients with textured breast implants ranges from 1 in 3,817 to 1 in 30,000.” The FDA noted that the update did not change the agency’s recommendation and that choosing to obtain a breast implant is a personal decision that patients and providers should make with the most complete information available. In the fourth quarter of 2018, following the non-renewal of its textured breast implant CE Certificates of Conformity in Europe, Allergan plc suspended sales of textured breast implants in Europe and withdrew its remaining textured breast implants on the market within Europe.
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

In September 2020, the FDA released finalized guidance on breast implant labeling recommendations, including the addition of a boxed warning, a patient decision checklist, material and device descriptions, implant rupture screening recommendations and a patient device card. In October 2021, the FDA took several additional actions to strengthen breast implant risk communication, including restricting the sale and distribution of breast implants to only healthcare providers and facilities that provide information to patients using the patient decision checklist. The FDA also approved new labeling for all legally marketed breast implants that includes a boxed warning, a patient decision checklist, updated silicone gel-filled breast implant rupture screening recommendations, a device description with a list of specific materials, and a patient device card.
In September 2022, the FDA informed the public about reports of cancers, including squamous cell carcinoma, or SCC, and various lymphomas, in the scar tissue (capsule) that forms around breast implants different from the lymphomas described in previous FDA communications as BIA-ALCL. In March 2023, the FDA provided updated information about SCC, noting it has received 24 reports of SCC related to breast implants, but that this this does not necessarily represent cancer incidence because of potential underreporting or duplicated reports. The FDA noted that, while the agency believes the occurrences of SCC or various lymphomas in the capsule around the breast implant to be rare, healthcare providers and people who have or are considering breast implants should be aware that cases have been reported to the FDA and in the literature.
We do not produce the types of rough textured implants that have been involved in these reports. To date, no cases of BIA-ALCL or SCC have been reported in patients who have only had Motiva Implants. Furthermore, there have been no reported cases of BIA-ALCL in patients with smooth implants with no history of previously having a textured device. Future clinical studies or clinical experience may indicate that breast implants expose potentially genetically predisposed patients to greater risks of BIA-ALCL, which may reduce demand for silicone implants generally and expose us to product liability claims, as well as to class actions and other lawsuits. These impacts may occur even without any specific linkage with our products. Moreover, if cases of BIA-ALCL, SCC, or other complications are discovered in the future and/or are reported in patients with Motiva Implants, we could be subject to mandatory product recalls, suspension or withdrawal of our regulatory licensure for sale in one or more countries, and significant legal liability. Any of these may have an adverse effect on our business or operating results, or a negative impact on our share price.
The loss of members of our executive management team or other employees, or other turnover in our management team, could adversely affect our business.
Our success in implementing our business strategy depends largely on the skills, experience and performance of members of our executive management team and other key employees. The collective efforts of each of these persons, the majority of whom reside in the United States, are critical as we continue to develop our tests and technologies and pursue our research and development and sales programs. In addition, we have experienced significant changes in our executive leadership in recent years, including in our Chief Executive Officer, Chief Operating Officer and General Counsel positions. As a result of the difficulty in locating qualified new management and other key employees, the loss or incapacity of existing members of our executive management team could adversely affect our operations. If we were to lose one or more key employees, we could experience difficulties in finding qualified successors, competing effectively, developing our technologies and implementing our business strategy. In addition, changes to strategic or operating goals, which can often times occur with the appointment of new executives and directors, can create uncertainty, may negatively impact our ability to execute quickly and effectively, and may ultimately be unsuccessful. Executive leadership transition periods are often difficult as the new executives gain detailed knowledge of our operations, and friction can result from changes in strategy and management style. Management turnover inherently causes some loss of institutional knowledge, which can negatively affect strategy and execution. We do not have “key person” life insurance on our senior executives, and the loss of any of the key team members would have a negative impact to our business and financial results. In addition, the job market in Costa Rica and other locations in which we operate has recently become more competitive and we are competing for talent with major multinational corporations which have significantly more resources than us, and we may find new difficulties in retaining our most talented employees.
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
We have significant exposure to the economic and political situations in emerging market countries, and developments in these countries could materially impact our financial results or our business more generally.
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
Bank failures, events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023,

Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or FDIC, as receiver. Similarly, on March 12, 2023, Signature Bank Corp. and Silvergate Capital Corp. were each swept into receivership. We do not maintain balances with and are not a borrower under or party to any credit agreement, material letter of credit or any other such instruments, with any financial institution currently in receivership. However, we regularly maintain cash balances at third-party financial institutions in excess of the FDIC standard insurance limit, with balances concentrated at a small number of financial institutions. The failure of a bank, or other adverse conditions in the financial or credit markets impacting financial institutions at which we maintain balances, or which we do business with, could adversely impact our liquidity and financial performance. There can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the United States or any applicable foreign government in the future or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a future failure or liquidity crisis. In addition, if any of our partners or parties with whom we conduct business are unable to access funds due to the status of their financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected.
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
We present our results of operations in U.S. dollars, which is our reporting currency. However, as of December 31, 2025, the majority of our revenues are denominated in currencies other than the U.S. dollar - primarily the euro, the Brazilian real, and the British pound. As of December 31, 2025, the majority of our expenses are denominated in U.S. dollars or in Costa Rican colones, the latter of which is closely linked to the U.S. dollar. In the future, we expect to have significant revenues and expenses denominated in these non-U.S. currencies. As such, unfavorable fluctuations in currency exchange rates have had, and in the future could continue to have, an adverse effect on our results of operations.
Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, expenses and income, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, changes in the value of the U.S. dollar in relation to the British pound, the euro, the Brazilian real and, to a lesser degree, the Costa Rican colones will affect our revenue, cost of goods, and operating expenses as well as the value of balance sheet items originally denominated in other currencies. These changes in exchange rates may cause our growth in consolidated earnings stated in U.S. dollars to be higher or lower than our growth in local currency when compared against other periods. We do not currently engage in currency hedging arrangements to protect us from fluctuations in the exchange rates of the euro and other currencies in relation to the U.S. dollar (and/or from inflation of such currencies), and we are exposed to material adverse effects from such movements. We cannot predict any future trends in rates of inflation or exchange rates of other currencies against the U.S. dollar, and there can be no assurance that any contractual provisions will offset their impact, or that any future currency hedging activities will be successful.
Continued international expansion of our business will expose us to business, regulatory, political, operational, financial, economic and environmental risks associated with doing business internationally.
Our products are commercially available in over 100 countries, and we operate subsidiaries in the United States, Costa Rica, Brazil, and several European countries. Our business strategy contemplates continued international expansion, including partnering with medical device distributors, and introducing Motiva Implants and other planned products outside of the United States. The sale and shipment of our products internationally, as well as the purchase of components from international sources, subjects us to potential trade, import and export, and customs regulations and laws.
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
In addition, several of the countries in which we sell our products or conduct our operations are, to some degree, subject to political, economic, social or environmental instability. Doing business in Costa Rica and other countries outside the United States involves a number of other risks, including:
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
Environment, social and governance (ESG) matters may create additional risks and costs.
Increased focus by investors, customers, employees, and other stakeholders on ESG matters, as well as evolving regulatory requirements related to ESG disclosures, may result in increased costs and require additional resources. We may face increasing pressure to make commitments relating to sustainability matters, including greenhouse gas emissions reductions and responsible supply chain practices, among others. Regulatory bodies in various jurisdictions, including the EU through the Corporate Sustainability Reporting Directive and state regulators in the United States, have adopted or proposed ESG disclosure requirements that may apply to our operations.
At the same time, there has been increasing scrutiny of, and in some cases opposition to, ESG initiatives from certain stakeholders and legislators. Certain U.S. states have enacted or proposed “Anti-ESG” legislation that may limit the consideration of ESG factors in certain contexts or impose requirements contrary to voluntary ESG commitments we may make. Navigating these conflicting expectations and requirements may be challenging and could expose us to reputational harm, litigation, or regulatory action regardless of the approach we adopt. Our failure to meet ESG expectations or comply with evolving ESG regulations could adversely affect our reputation, ability to attract and retain employees, access to capital, and relationships with customers and business partners.

Any disruption at our existing facilities could adversely affect our business and operating results.
Our manufacturing headquarters are located in Costa Rica, and all of our main manufacturing activities are conducted in ISO-13485 and GMP compliant manufacturing facilities in Costa Rica through Establishment Labs, S.A. The newest facility in Costa Rica was completed in June 2024 and commenced manufacturing in the second half of fiscal 2024. Despite our efforts to maintain and safeguard our manufacturing facilities, including acquiring insurance and adopting maintenance and health and safety protocols, vandalism, terrorism or a natural or other climate-related disaster, such as earthquake, volcanic activity, fire or flood, could damage or destroy our inventory of finished goods, cause substantial delays in our operations and manufacturing, result in the loss of key information and cause us to incur additional expenses. Our insurance may not cover our losses in any particular case. In addition, regardless of the level of insurance coverage, damage to our facilities may have an adverse effect on our business, financial condition and results of operations.
We may be required to record a significant charge to earnings if our goodwill or other intangible assets become impaired.
We have recorded goodwill and intangible assets in connection with our acquisitions, including acquisitions in Brazil and European countries. Under applicable accounting standards, we are required to test goodwill for impairment at least annually (absent any impairment indicators). Our goodwill may become impaired due to factors such as a decline in our stock price and market capitalization, slower growth rates in our industry, changes in competitive conditions, the introduction of newer technology or competing products, or other materially adverse events that have implications on the profitability of our business. Any finding that the value of our goodwill or other intangible assets has been impaired would require us to record an impairment charge, which could materially reduce the value of our assets, reduce our net income or increase our net loss for the year in which the impairment charge occurs, and increase our accumulated deficit. Any such impairment charges could have a material adverse effect on our business, financial condition, and results of operations.
Fluctuations in insurance costs, availability and future insurance requirements could adversely affect our profitability or our risk management profile.
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
We rely on a single-source, third-party supplier for medical-grade long-term implantable silicone, which is the primary raw material used in our Motiva Implants. As has occurred in the past, if this supplier were to increase prices for this raw material or experience interruptions in its ability to supply us with this raw material, our business, financial condition and results of operations could be adversely affected.
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
We currently manufacture Motiva Implants at our facilities in the Coyol Free Zone, Alajuela, Costa Rica, under the multi-country MDSAP protocol. Our Qid Safety Technology microtransponders are manufactured by contract manufacturers with final testing and packaging at a manufacturing supplier facility in Regensburg, Germany, with additional inspection of the units at our facilities in Costa Rica, prior to approval for inclusion in Motiva Implants. If demand for our current products and our planned products increases more rapidly than we anticipate, or if we secure regulatory approval to commercialize our products in additional geographies, we will need to either expand our manufacturing capabilities or outsource to other manufacturers. The manufacture of these products in compliance with ISO standards and the FDA’s regulations require significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of medical device products often encounter difficulties in production, including difficulties with production costs and yields, quality control, quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced FDA requirements, other federal and state regulatory requirements, and foreign regulations. Further, any prolonged disruption in a supplier’s operations could have a significant negative impact on our ability to manufacture and deliver products in a timely manner and as a result, our business, financial condition and results of operations could be adversely affected.
We currently purchase components for the Qid Safety Technology microtransponders under purchase orders and do not have long-term contracts with most of the suppliers of the materials included in these products. We rely on Avantor as the sole supplier of medical-grade silicone used in our Motiva Implants as well as other products that we manufacture under contract to other customers. See the risk factor above titled “We rely on a single-source, third-party supplier for medical-grade long-term implantable silicone, which is the primary raw material used in our Motiva Implants. As has occurred in the past, if this supplier were to increase prices for this raw material or experience interruptions in its ability to supply us with this raw material, our business, financial condition and results of operations could be adversely affected.” In addition, the suppliers of certain packaging components and the surgical tools that we sell with Motiva Implants, including the cannulas, retractors, and insertion sleeves, are all purchased by us from single-source suppliers.
If our single-source and other suppliers were to delay or stop producing our components, if the prices they charge us were to increase significantly, or if they elected not to sell to us at all or on commercially reasonable terms, we would need to identify and initiate relationships with alternative suppliers, if possible. We could experience delays in manufacturing our products or the interruption of the availability of Motiva Implants or our other products for sale, while finding another acceptable supplier, which would impact our business, financial condition and results of operations.

Even if such alternative suppliers are available on commercially reasonable terms, the inclusion of substitute components or products must meet our specifications and could require us to obtain regulatory qualification for the new supplier with the appropriate regulatory authorities. The added time and cost to arrange for alternative suppliers could have a material adverse effect on our business. New manufacturers of any current or planned product would be required to qualify under applicable regulatory requirements and would need to have sufficient rights under applicable intellectual property laws to the design and method of manufacturing the planned product. Obtaining the necessary FDA or international approvals or other qualifications under applicable regulatory requirements and ensuring non-infringement of third-party intellectual property rights could result in a significant interruption of supply and could require the new manufacturer to bear significant additional costs that may be passed on to us.
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
We rely on third-party facilities for the sterilization of certain of our products, including facilities that use ethylene oxide (EtO) as a sterilant. Regulatory agencies, including the U.S. Environmental Protection Agency (EPA), have increased scrutiny of EtO emissions, and certain sterilization facilities have voluntarily closed or have been subject to mandated closures or operational restrictions due to environmental concerns. If our sterilization service providers experience closures, capacity constraints, or increased regulatory requirements, we may face interruptions in our ability to sterilize and release products, which could disrupt our supply chain and adversely affect our business, financial condition, and results of operations.
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
Our results of operations could be materially harmed if we are unable to accurately forecast customer demand for our products and manage our inventory.
To ensure adequate inventory supply across our broad range of implant sizes, we must forecast inventory needs and place orders with our suppliers based on our estimates of future demand for our products. Our ability to accurately forecast demand could be negatively affected by many factors, including our failure to accurately manage our expansion strategy, product introductions by competitors, an increase or decrease in customer demand for our products or for products of our competitors, our failure to accurately forecast customer acceptance of new products, unanticipated changes in general market conditions or regulatory matters, and weakening of economic conditions or consumer confidence in future economic conditions. Managing our inventory levels is important to our cash position and results of operations and is challenging in the current economic environment. As we grow and expand our product offerings, managing our inventory levels becomes more difficult.
Inventory levels in excess of customer demand may result in inventory write-down or write-offs, which could cause our gross margin to be adversely affected and could impair the strength of our brand. Silicone gel breast implants have shelf life limitations, and we are subject to the risk that a portion of our inventory will become obsolete or expire, which could have a material adverse effect on our earnings and cash flows due to the resulting costs associated with the inventory impairment charges and costs required to replace such inventory. Conversely, if we underestimate customer demand for our products, we may not be able to deliver products to meet customer requirements, and this could result in damage to our reputations and customer relationships.
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
Our success depends significantly on our ability to obtain and maintain patent and other intellectual property protection in the United States and in other countries.
The patent position of medical device is highly uncertain and involves complex legal and factual questions with unresolved legal principles. The issuance, scope, validity, enforceability and commercial value of the patent rights we rely on are highly uncertain. Pending and future patent applications may not result in patents being issued which protect our technology or products or which effectively prevent others from commercializing competitive technologies and products. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in our patents or pending patent applications, or that we or were the first to file for patent protection of such inventions.
In addition, changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of the patents we rely on or narrow the scope of our patent protection. The laws of other countries may not protect our rights to the same extent as the laws of the United States. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business.
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
The use of artificial intelligence technology by our employees or business partners could result in misuse or loss of proprietary information, violation of laws and regulations, or damage to our reputation and credibility.
Our employees and business partners may use AI technology, including generative AI tools, to perform their work. Our sensitive information could be leaked, disclosed, or revealed as a result of or in connection with the use of AI technology. AI algorithms are based on machine learning and predictive analytics, which can create accuracy issues, unintended biases, and discriminatory outcomes that could harm our brand, reputation, business, or customers. Additionally, dependence on AI without adequate safeguards to make certain business decisions may introduce additional operational vulnerabilities by producing inaccurate outcomes, recommendations, or other suggestions based on flaws in the underlying data or other unintended results. The use and disclosure of personal data in AI technology is subject to various data privacy laws and other data privacy obligations. Governments, including the EU through the EU AI Act and various U.S. states, have passed and are likely to pass additional laws regulating AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. Implementing the use of AI successfully, ethically and as intended, will require significant resources. Our competitors or other third parties may incorporate AI into their business,
Our failure to adequately protect personal information in compliance with evolving legal requirements could harm our business.
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
There are a number of state, federal and international laws protecting the privacy and security of health information and personal data. For example, HIPAA imposes limitations on the use and disclosure of an individual’s protected health information by certain healthcare providers, healthcare clearinghouses, and health insurance plans, collectively referred to as Covered Entities, and their business associates, persons or entities that perform a function or provide specified services on behalf of a Covered Entity that involve the creation, use, maintenance or transmission of protected health information. HIPAA also imposes breach notification obligations for breaches of protected health information, including notification requirements to federal regulators and in some cases, notification to relevant media outlets. Most states also have breach notification requirements to affected individuals and in some cases to state regulators in the event of a breach of personal information, which is a broader class of information than the protected health information protected by HIPAA. Although we are not directly subject to HIPAA, we could potentially be subject to criminal penalties if we, our affiliates, or our agents knowingly receive individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA, and subject to other civil and/or criminal penalties if we obtain, use, or disclose information in a manner not permitted by other privacy and data security consumer protection laws
In addition, even when HIPAA does not apply, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the FTCA, 15 U.S.C § 45(a). The FTC sets expectations for taking appropriate steps to safeguard consumers’ personal information and providing a level of privacy or security commensurate to promises made to individuals. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Failure to meet these standards may constitute unfair or deceptive acts or practices in violation of Section 5 of the FTC Act. Health information is considered sensitive data that merits stronger safeguards. The FTC also has the power to enforce the Health Breach Notification Rule, which imposes notification obligations on companies for breaches of certain health information contained in personal health records. Enforcement by the FTC under the FTC Act and Health Breach Notification Rule can result in civil penalties or enforcement actions.
At the state level, several U.S. states have proposed and passed consumer privacy laws. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act, (“CCPA”) includes certain transparency and other requirements to protect personal data and grants California consumers with certain rights regarding their personal data. In addition, California consumers have the right to bring a private right of action in connection with data security incidents involving certain elements of personal data. Additionally, other jurisdictions, such as Virginia, Colorado, Utah, and Connecticut, have enacted similar legislation and/or regulations. Health-specific consumer privacy laws were also passed in multiple states, including Washington and Nevada. These laws and regulations are constantly evolving and may impose limitations on our business activities.
Moreover, as a result of the broad scale release and availability of AI technologies such as generative AI, there is a global trend towards more regulation (e.g., the EU AI Act and AI laws passed in the United States to ensure the ethical use, privacy, and security of AI and the data that it processes. Compliance with such laws will likely be an increasing and substantial cost in the future.
Many foreign countries and governmental bodies, including the EU, UK, Canada, Australia and other relevant jurisdictions, have laws and regulations concerning the collection and use of personal or sensitive data obtained from their residents or by businesses operating within their jurisdiction. For example, the EU/UK GDPR imposes stringent data protection requirements. It regulates the processing of personal data and places certain obligations on the processing of such personal data including ensuring the lawfulness of processing personal data (including obtaining valid consent of the individuals to whom the personal data relates, where applicable), the processing details disclosed to the individuals, the adequacy, relevance and necessity of the personal data collected, the retention of personal data collected, the sharing of personal data with third parties, the transfer of personal data out of the European Economic Area/UK to third countries including the United States, contracting requirements (such as with clinical trial sites and vendors), the use of personal data in accordance with individual rights, the security of personal data and security breach/incident notifications. Non-compliance with the EU/UK GDPR can trigger steep fines for the most serious breaches of up to €20 million or 4% of total worldwide annual revenues, whichever is higher. Given the breadth and depth of changes in data protection obligations, meeting the EU/UK GDPR’s requirements requires time, resources and a review of the technology and systems currently in use against the EU/UK GDPR’s requirements.
We may be at risk of enforcement actions taken by certain EU data protection authorities, the UK Information Commissioner’s Office, or ICO, or the Swiss Federal Data Protection and Information Commissioner, or FDPIC, while we continue to build our business practices to ensure that all transfers of personal data to us from the European Economic Area, United Kingdom and Switzerland, are conducted in compliance with all applicable regulatory obligations, the guidance of data protection authorities and evolving best practices. We may find it necessary to establish systems to maintain personal data originating from the EU in the European Economic Area, which may involve substantial expense and may cause us to need to divert resources from other aspects of our business, all of which may adversely affect our business.
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
The landscape of federal and state laws regulating personal data is constantly evolving, and compliance with these laws requires a flexible privacy framework and substantial resources, and compliance efforts will likely be an increasing and substantial cost in the future. There is the risk that the limits we obtained for our cyber liability insurance may not cover the total loss experienced in the event of a data security incident, including the financial loss, legal costs, and business and reputational harm, particularly if there is an interruption to our systems. Additionally, there is the risk of a data privacy or security incident by an employee, which may expose us to liability. If personal information of our customers or employees is misappropriated, our reputation with our customers and employees may be injured resulting in loss of business and/or morale, and we may incur costs to remediate possible injury to our customers and employees or be required to pay fines or take other action with respect to judicial or regulatory actions arising out of such incidents. There can be no assurance that the systems we have designed to prevent or limit the effects of cyber incidents or attacks will be sufficient to prevent or detect material consequences arising from such incidents or attacks, or will be sufficient to avoid material adverse impact on our systems after such incidents or attacks do occur.
We rely on third party vendors and service providers to support various aspects of our business operations. However, these third parties may pose risks related to data security, compliance, and contractual obligations. A breach or failure by a third party to adequately protect our data could have adverse consequences for our business and reputation.
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
The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of medical devices are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, where regulations differ from country to country. Our products are commercially available in over 100 countries, including the United States. See Item 1 “Business” in our Annual Report on Form 10-K for additional information about the regulatory process.
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
We are also required to comply with regulations regarding the manufacture of Motiva Implants, which include requirements related to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Further, regulatory authorities must inspect these manufacturing facilities and determine that they are in compliance with FDA good manufacturing practice requirements as set forth in the Quality Management System Regulation, or QMSR, before the products can be approved. These facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with the QMSR and associated regulations.
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
Our products, marketing, sales and development activities and manufacturing processes are subject to extensive and rigorous regulation by various regulatory agencies and governing bodies. Under the U.S. Food, Drug and Cosmetic Act (FDC Act), medical devices must receive FDA clearance or approval or an exemption from such clearance or approval before they can be commercially marketed in the United States. Additionally, such devices are subject to wide-ranging regulations including, among other things: product design, development, manufacture and release; laboratory and clinical testing, labeling, packaging, storage, and distribution; product safety and effectiveness; record-keeping; product promotion and advertising; post-marketing surveillance; post-market approval studies, where applicable; and import and export rules. In the EU, we are required to comply with the EU MDR and obtain CE Certificates of Conformity in order to affix CE mark on our medical devices and place them on the EU market. Breast implants intended for aesthetic purposes fall under Annex XVI (List of groups of products without an intended medical purpose) to the EU MDR and we are also required to obtain CE Certificates of Conformity for these products under the EU MDR in order to place them on the EU market. In addition, exported devices are subject to the regulatory requirements of each country to which the device is exported.
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
The EU MDR imposes requirements regarding, among others, device design and development, preclinical and clinical requirements, premarket conformity assessment and post-market surveillance, vigilance, and market surveillance. We, along with the Notified Bodies, may face uncertainties as the EU MDR continues to be rolled out and enforced by the European Commission and EEA Competent Authorities. The time required to obtain a CE Certificate of Conformity from a Notified Body in the EU is lengthy and may be unpredictable. On average, the time-to-certification under the EU MDR for all device categories ranges between 13 and 18 months.
Additionally, the U.K.’s withdrawal from the EU and the end of the mutual recognition and related trade facilitating effects for medical devices between the EU and Switzerland in May 2021 have added certain costs and complexities to the shipment and sales of our products in those countries.
Regulations regarding the development, manufacture and sale of medical devices are evolving and subject to future change. On December 16, 2025, the European Commission published a proposal to amend the EU MDR. The primary goal of the proposal is to reduce administrative burden and certification delays, improve predictability and innovation, and help prevent device shortages. However, we cannot predict what impact, if any, those changes might have on our business. Failure to comply with regulatory requirements could have a material adverse effect on our business, financial condition and results of operations. Later discovery of previously unknown problems with a product or manufacturer could result in fines, delays or suspensions of regulatory clearances or approvals, seizures or recalls of products, physician advisories or other field actions, operating restrictions and/or criminal prosecution. We may also initiate field actions as a result of a failure to strictly comply with our internal quality policies. The failure to receive product approval clearance on a timely basis, suspensions of regulatory clearances or approvals, seizures or recalls of products, physician advisories or other field actions, or the withdrawal of product approval or clearance by regulatory authorities could have a material adverse effect on our business, financial condition or results of operations.
Our products, such as Motiva Implants, may in the future be subject to product recalls that could harm our reputation, business and financial results.
Medical devices can experience performance problems in the field that require review and possible corrective action. The occurrence of component failures, manufacturing errors, design defects or labeling inadequacies affecting a medical device could lead to a government-mandated or voluntary recall by the device manufacturer, in particular when such deficiencies may endanger health. The FDA requires that certain classifications of recalls be reported to the agency within 10 working days after the recall is initiated. Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA. We may initiate voluntary recalls involving Motiva Implants or other planned devices in the future that we determine do not require notification to the FDA. If the FDA disagrees with our determinations, they could require us to report those actions as recalls. Product recalls may divert management attention and financial resources, expose us to product liability or other claims, harm our reputation with customers and adversely impact our business, financial condition and results of operations.
The medical technology industry is complex and intensely regulated at the federal, state, and local levels, and government authorities may determine that we have failed to comply with applicable laws or regulations.
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
Our relationship with customers, patients and third party payors will be subject to applicable anti-kickback, fraud and abuse, and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, damages, reputational harm and diminished profits and future earnings.
Our arrangements with third-party payors, patients and healthcare providers may expose us to fraud and abuse laws and other healthcare laws and regulations that may limit the business relationships we establish to market, sell, promote and distribute our products in the United States. Efforts to ensure that our business arrangements with these third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. The requirements and restrictions under these broadly applicable laws and regulations are described in the section on Fraud and Abuse Laws in Item 1, “Business” of this Annual Report on Form 10-K.
Healthcare reform measures could hinder or prevent our planned products’ commercial success.
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
FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new statutes, regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of any future products or make it more difficult to obtain clearance or approval for, manufacture, market or distribute our products. Actions by the FDA or other governmental agencies applicable to our business may be adversely affected by several significant administrative law cases decided by the U.S. Supreme Court in 2024, including most notably, Loper Bright Enterprises v. Raimondo, which overruled the Supreme Court’s previous ruling that courts defer to reasonable agency interpretations of statutes that are silent or ambiguous on a particular topic. The ruling requires courts to exercise their independent judgment when deciding whether an agency has acted within its statutory authority, and that courts may not defer to an agency interpretation solely because a statute is ambiguous. This decision and other administrative law cases may result in additional legal challenges to regulations and guidance issued by federal regulatory agencies, including the FDA, that we have relied on and intend to rely on in the future. Any such challenges, if successful, could have a material impact on our business. In addition to potential changes to regulations and agency guidance as a result of legal challenges, these decisions may result in increased regulatory uncertainty and delays in and other impacts to the agency rulemaking process, any of which could adversely impact our business and operations.

Further, in the United States, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system in ways that could affect our future revenue and future profitability and the future revenue and future profitability of our potential customers. Federal and state lawmakers regularly propose and, at times, enact legislation that could result in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. The OBBBA, for example, is projected to decrease federal healthcare spending by approximately $1 trillion by reducing Medicaid spending and enrollment and making changes to federal Medicare spending. There is substantial uncertainty as to how the current administration will further seek to modify or revise laws impacting the healthcare system or the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our products in the United States. The impending uncertainty could present new challenges or potential opportunities as we navigate the continued commercialization of Motiva Implants in the United States.
We cannot predict the impact that ongoing healthcare reform will have on our business, and there is uncertainty as to what healthcare programs and regulations may be implemented or changed at the federal and/or state level in the United States, and as to the effect of any future legislation or regulation. However, it is possible that such initiatives could have an adverse effect on our ability to obtain approval and/or successfully commercialize products in the United States in the future. For example, any changes that reduce, or impede the ability to obtain, reimbursement for our Motiva Implants or other current or planned products in the United States or reduce medical procedure volumes could adversely affect our business plan.
There likely will continue to be legislative and regulatory proposals at the federal and state levels directed at containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future or their full impact. The continuing efforts of the government, insurance companies, managed care organizations and other payers of healthcare services to contain or reduce costs of healthcare may adversely affect:
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
In addition, the European Union Economic and Financial Affairs Council has in recent years released a list of non-cooperative jurisdictions for tax purposes. The stated aim of the list is to promote good governance worldwide in order to maximize efforts to promote fair tax competition and address harmful tax practices. In February 2023, Costa Rica was added to this list, which now includes 16 jurisdictions. According to the European Union Economic and Financial Affairs Council, Costa Rica was added to the list because it has not fulfilled a commitment to abolish or amend harmful aspects of its foreign source income exemption regime. Shortly after this, in October 2023, the EU Council announced that three jurisdictions had been removed from the list of non-cooperative tax jurisdiction, one of which was Costa Rica. This follows the reforms made to Costa Rica’s Income Tax Law, amending aspects of the foreign-source income exemption regime. The reforms include a clarification to the scope of the territoriality principle and introduction of a new taxation regime for foreign-source passive income.
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
A non-U.S. corporation will be classified as a passive foreign investment company, or PFIC, for U.S. federal income tax purposes, in any taxable year in which either (1) at least 75% of its gross income is passive income; or (2) at least 50% of the average quarterly value of its total gross assets is attributable to assets that produce “passive income” or are held for the production of passive income. Based on the project composition of our income and valuation of our assets, we do not believe we were a PFIC in 2025 and 2024, and we do not expect to become one in the future. However, because our PFIC status is subject to a number of uncertainties, neither we nor our tax advisors can provide any assurances regarding our PFIC status. If we are a PFIC for any taxable year during which a U.S. holder holds our common shares, the U.S. holder may be subject to adverse tax consequences. U.S. investors should consult their advisors regarding the application of these rules and the availability of any potential elections.
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
The price at which our common shares trade may be volatile. The securities markets in general, and the market for biotechnology and medical device companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Additionally, the lack of an active market may impair the value of our common shares, or one’s ability to sell shares at the time one wishes to sell them or at a price that one considers reasonable. The market price for our shares may be influenced by many factors, including the following:
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
•changes in the structure of healthcare payment systems;
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
The Audit Committee oversees the cybersecurity program and receives reports from management regarding the Company’s cybersecurity policies and procedures on an annual basis. The Audit Committee also receives reports from management on any cybersecurity incidents that may occur.
As part of our cybersecurity program, our IT management reports to the Company’s Chief Operating Officer and Chief Executive Officer and is responsible for assessing and managing cybersecurity risks and developing and implementing our cybersecurity program. Our current Head of Global IT has more than 15 years of experience in technology and process improvements, which includes the execution of digital business strategies within highly regulated industries. Our IT management has obtained relevant experience in various sectors such as technology firms, financial institutions, and consulting firms and has actively engaged in continuous learning and professional development initiatives to stay updated on evolving cybersecurity threats and trends. This includes participating in industry conferences, workshops, training programs, and becoming members of professional cybersecurity organizations.
Our cybersecurity program is designed to identify, assess, manage and mitigate risks from cybersecurity threats, and includes the following elements:
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
Holders
There were 12 shareholders of record of our common shares as of February 26, 2026. Certain shares are held in “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
Sales of Unregistered Securities
None.
Dividends
We have not paid any cash dividends on our common shares since inception and do not anticipate paying cash dividends in the foreseeable future.
Purchases of Equity Securities by the Issuer or Affiliated Purchasers
There were no repurchases of our common shares made during the three months ended December 31, 2025.
Stock Performance Graph
The graph set forth below compares the cumulative total shareholder return on our common stock from December 31, 2020 through 2025, with the cumulative total return of (a) the NASDAQ Health Care Index and (b) the NASDAQ Composite Index, over the same period. This graph assumes an investment of $100 at the close of trading on December 31, 2020 in each of our common stock, the NASDAQ Health Care Index and the NASDAQ Composite Index and assumes the reinvestment of dividends, if any.
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

CUMULATIVE TOTAL RETURN SUMMARY
$250
$200
$150
$100
$50
$0
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
ESTA
NASDAQ Composite
NASDAQ HealthCare

This performance graph shall not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to liabilities under that section and shall not be deemed to be incorporated by reference into any filing of the registrant under the Securities Act, except as shall be expressly set forth by specific reference in such filing.
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
Overview
Our line of silicone gel-filled breast implants, branded as Motiva Implants, is the centerpiece of our medical technology platform. Our 5-year results from our Motiva U.S. IDE study as well as our patient and practitioner reported post-market surveillance data indicate that Motiva Implants have low rates of adverse events (including rupture, capsular contracture, and implant-related reoperations) that compare favorably with those of our competitors. We believe these proprietary technologies that differentiate our Motiva Implants result in improved safety and aesthetic outcomes and thus drive our revenue growth.

We have devoted a majority of our resources since inception to developing our Motiva Implants, which we began selling in October 2010. We have incurred net losses in each year since inception, and we have financed our operations primarily through equity financings and debt financings.
In September 2024, we received FDA approval to sell Motiva Implants in the United States.
Financial Highlights
Our revenue for the years ended December 31, 2025 and 2024 was $211.1 million and $166.0 million, respectively, an increase of $45.1 million, or 27.2%. Net losses were $51.1 million for the year ended December 31, 2025 as compared to $84.6 million for the year ended December 31, 2024. As of December 31, 2025, we had an accumulated deficit of $495.8 million.
Our cash balance as of December 31, 2025 was $75.6 million.
Recent Developments
Regulatory and Operational Updates
On October 14, 2025, we announced the publication of “The 3-Year Results of a 100-Patient Prospective Study of Safety and Effectiveness of Mia Femtech” in the Aesthetic Surgery Journal. The study showed a very low rate of complications, with no reports of capsular contracture (Baker Grade III/IV), implant rupture, nipple or breast sensitivity loss, incision-related complications, infection, seroma, rippling, hematoma, or BIA-ALCL; the reoperation rate at 3 years was 1%. Patient and surgeon satisfaction was high, with patients reporting an 87% increase in breast satisfaction at 3 years and 90% of surgeons “very satisfied” with their overall experience and none “dissatisfied”. See “Our Clinical Data—Mia Femtech Clinical Study” below for additional information.
On May 7, 2025, we announced the appointment of Peter Caldini as Chief Executive Officer following the retirement of Juan José Chacón-Quirós as CEO, effective March 1, 2025. Mr. Caldini served as Interim CEO from March 1, 2025 until May 7, 2025. Mr. Chacón-Quirós continued as a member of the Board and as an advisor with the Company.
On March 6, 2025, we partnered with GRAMMY winner Meghan Trainor, generating over 9 billion media impressions and supporting our U.S. market launch.
In February 2025, we launched Preservé, a minimally invasive breast tissue-preserving technology for breast augmentation, revision augmentation and mastopexy augmentation. The initial commercial launch took place in Brazil, with further launches in other countries occurring throughout 2025, including an early experience group in the United States. Launches in additional countries, including a full launch in the United States, are expected in 2026.
Financing Activities
We signed an Inventory Funding Agreement, or Funding Agreement, on May 23, 2025, with RTW Master Fund, LTD., RTW Innovation Master Fund, LTD., and RTW Biotech Opportunities Operating LTD, collectively referred to as the Funding Providers, and RTW Investments, LP, as the funding representative, to finance purchases of silicone raw material to support the manufacture of Motiva Implants in an aggregate amount not to exceed $10 million in a funding period. Under the Funding Agreement, the Funding Providers will finance, upon request, eligible invoices at a 12% annual interest rate for an initial four-month term, or a later date if agreed by the Funding Providers in writing in their sole discretion. We drew $5 million at each of June 20, 2025 and September 26, 2025, and recorded this liability in “Other Liabilities, Short-Term”. On September 25, 2025, the Funding Agreement was amended to extend the due date for the amount received in June 2025 to May 15, 2026.
On September 29, 2025, we entered into a Fourth Amendment to the Credit Agreement, or the Fourth Amendment, which provided for the availability of the Tranche D Term Loans to commence as of the effective date of the amendment, notwithstanding the revenue milestone originally set forth in the Agreement, and (ii) increased, effective September 28, 2025, the minimum liquidity that the Company and its subsidiaries that are guarantors under the Agreement are required to maintain from $25 million to $30 million. The fourth tranche, or the Tranche D Term Loan, of $25 million was advanced in September 2025.
During fiscal 2025, we also entered into short‑term insurance premium financing arrangements to fund the payment of business insurance premiums. The aggregate financing provided under these arrangements totaled approximately $3.4 million and bears interest at rates ranging from approximately 7.7% to 8.3% per annum. The borrowings are short‑term in nature and mature within ten months of issuance.

Components of Results of Operations
Revenue
We commenced sales of our Motiva Implants in October 2010, and these products have historically accounted for the majority of our revenues. Sales of our Motiva breast implants accounted for over 99% of our revenues for the year ended December 31, 2025, and we expect our revenues to continue to be driven primarily by sales of these products. We primarily derive revenue from sales of our Motiva Implants to two types of customers: (1) medical distributors and (2) direct sales to physicians, hospitals, and clinics.
We recognize revenue related to the sales of products at the time of shipment, except for a portion of our sales revenue that is generated from the sale of consigned inventory maintained at physician, hospital, and clinic locations. For consignment sales, revenue is recognized at the time we are notified by the consignee that the product has been implanted. Our contracts with distributors do not typically contain right of return or price protection and have no post-delivery obligations.
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
We expect our SG&A expenses to remain significant in absolute dollars as our business grows and we continue to invest in our sales, marketing, medical education, training and general administration resources. We expect our SG&A expenses to decrease as a percentage of our revenue; however, our SG&A expenses may fluctuate from period to period due to the timing of expenses related to our sales and marketing campaigns, as well as expansion into new markets and geographies.
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
We received an approval of an IDE from the FDA in March 2018 to initiate a clinical trial and enrolled the first patient in April 2018. The IDE clinical trial is expected to cost between $30.0 million and $40.0 million over the duration of the clinical trial period of ten years. As of December 31, 2025, approximately $33.5 million has been spent on the trial to date. In addition, as part of the conditions of approval, a post-market study is required as well as continued follow-up of the IDE study subjects for the remainder of the initial ten-year study timeframe. The FDA is requiring this post-approval study, or PAS, to investigate the general post-market usage and endpoints not addressed during premarket evaluations. This study focuses on women undergoing primary breast augmentation and revision surgeries, along with a control group undergoing an aesthetic procedure other than breast implants. PAS is a decade-long study that will enroll 2,400 patients divided into three cohorts at up to 50 study sites in the United States. Patient participation for the study sites began in April 2025, with the first patients undergoing their surgeries in May 2025. We estimate we will incur between $4.0 million to $5.0 million in connection with the PAS over the next 10 years.
We expect our R&D expenses to remain elevated for the foreseeable future as we continue to advance our products under development, as well as initiate and prepare for additional clinical studies. We also have other products under development for which we may be required to conduct clinical trials in future periods in order to receive regulatory approval to market these products.
Interest Expense
Interest expense consists primarily of cash and non-cash interest related to outstanding debt and amortization of debt discounts. As of December 31, 2025, we had $246.4 million in outstanding principal under our term loan, including interest accrued into the principal balance. See Note 6 “Debt” for additional information.
Other Expense, Net
Other expense, net primarily consists of foreign currency gains/losses and interest income. As of December 31, 2024, it also included $6.0 million of contract termination costs related to cancellation of certain contracts in the fourth quarter of fiscal 2024. See Note 2 “Summary of Significant Accounting Policies” for additional information.
Income Tax Benefit
Income tax benefit primarily reflects income taxes incurred in the foreign jurisdictions in which we operate. In 2025, Motiva USA LLC, our U.S. subsidiary, released its valuation allowance on deferred tax assets, including net operating loss carryforwards, research and development tax credits, capitalized research and development costs, and other book‑to‑tax differences.
Business Update Regarding Macroeconomic Conditions
•2025 Results: As compared to the prior year, demand in fiscal 2025 improved in our EMEA markets, especially direct markets. As compared to fiscal 2024, we also saw an increase in demand in Latin America as demand in Brazil continues to stabilize and strong growth in Argentina continues. Our revenue in our Asia-Pacific market decreased as compared to the corresponding period of the prior year primarily due to our China distributor continuing to sell through inventory purchased in fiscal 2024 for the commercial launch. This performance in China is attributed to several factors, including lower consumer demand for aesthetic procedures. Management, in collaboration with our distribution partner, is dedicated to establishing Motiva as the leading implant in China, mirroring its success in other Asian markets. In the United States, we continue to see strong demand from the plastic surgeon community and positive feedback from plastic surgeons and patients alike. By December 31, 2025, we had successfully secured over 1,500 accounts across the United States, and Motiva Implants generated $45.6 million in sales within the United States for the year ended December 31, 2025.
•Outlook: Demand for our products is dependent on the relative strength of the global and regional medical device and aesthetic markets, which are sensitive to general macroeconomic conditions. The current global macroeconomic environment remains complex, with escalating trade tensions, uncertainty regarding tariffs, volatility in the capital markets, fluctuating exchange rates, declining consumer sentiment and elevated inflation and interest rates driving reductions in discretionary spending in the markets we operate. While several regions are currently showing good performance, as explained above, the outlook remains dynamic. Following the commercial launch of Motiva Implants in the United States in October 2024, we have been able to achieve higher selling prices for our Motiva Implants in the United States compared to other geographies. This dynamic has had a positive impact on our gross margins in 2025. Our commercial and operational activities increased following the FDA approval of Motiva Implants. As a result, we expect overall operating expenses to increase as compared to 2025, although we remain focused on managing operating expenses.
For additional information on the various risks and other uncertain macroeconomic conditions on our business, financial condition and results of operations, please see Part I, Item 1A. “Risk Factors” of this report.
Consolidated Results of Operations
The following table sets forth our results of operations for the years presented, in dollars:

	Year Ended December 31,
	2025	2024
	(in thousands)
Revenue	$211,076	$166,025
Cost of revenue	64,768	56,500
Gross profit	146,308	109,525
Operating expenses:
Sales, general and administrative	165,069	139,806
Research and development	20,247	19,706
Total operating expenses	185,316	159,512
Loss from operations	(39,008)	(49,987)
Interest expense	(25,256)	(20,829)
Other income (expense), net	6,242	(13,812)
Loss before income taxes	(58,022)	(84,628)
Benefit for income taxes	6,958	32
Net loss	$(51,064)	$(84,596)

Comparison of the Year Ended December 31, 2025 and 2024

	Year Ended December 31,
	2025	2024
	(in thousands)
Revenue	$211,076	$166,025
Cost of revenue	64,768	56,500
Gross profit	$146,308	$109,525
Gross margin	69.3%	66.0%

Revenue
Revenue increased $45.1 million, or 27.2%, to $211.1 million for the year ended December 31, 2025, as compared to $166.0 million for the year ended December 31, 2024. The increase was primarily due to significantly higher sales in North America after FDA approval of Motiva Implants in September 2024, a 16.4% increase in revenue in the EMEA market and a 14.1% increase in revenue in Latin America partially offset by a 28.6% decrease in Asia-Pacific, due primarily to the timing of distributor purchases and sales.
Cost of Revenue and Gross Margin
Cost of revenue increased $8.3 million, or 14.7%, to $64.8 million for the year ended December 31, 2025, compared to $56.5 million for the year ended December 31, 2024. The increase in cost of revenue is in line with the increase in revenue.

Gross margin increased to 69.3% for the year ended December 31, 2025, compared to 66.0% for the year ended December 31, 2024, primarily due to the favorable impact from sales within the United States due to higher selling prices in that region.
Operating Expenses

	Year Ended December 31,
	2025	2024
	(in thousands)
Operating expenses:
Sales, general and administrative	$165,069	$139,806
Research and development	20,247	19,706
Total operating expenses	$185,316	$159,512

Sales, General and Administrative Expense
SG&A expense increased $25.3 million, or 18.1%, to $165.1 million for the year ended December 31, 2025, compared to $139.8 million for the year ended December 31, 2024. The increase was primarily due to a $7.1 million increase in personnel and related costs, a $5.1 million increase in shipping & handling associated with higher sales, a $4.7 million increase in commissions, a $4.4 million increase in expense related to the fair value remeasurement of contingent consideration related the business acquisition of Motiva Benelux BV, a $2.3 million increase in depreciation and amortization expenses, a $1.5 million increase in bad debt expense, a $0.8 million increase in consulting fees, a $0.4 million increase in software implementation costs, and a $0.4 million increase in insurance expenses, partially offset by a $2.2 million decrease in sales and marketing expenses.
Research and Development Expense
R&D expense increased $0.5 million, or 2.5%, to $20.2 million for the year ended December 31, 2025, compared to $19.7 million for the year ended December 31, 2024. The increase in R&D expense was primarily due to a $1.6 million increase in personnel cost and a $0.2 million increase in regulatory affairs costs, partially offset by a $0.8 million decrease in stock compensation costs and a $0.5 million decrease in expenditures related to our IDE clinical trial in the United States.
Interest Expense
Interest expense increased $4.4 million, or 21.6%, to $25.3 million for the year ended December 31, 2025, as compared to $20.8 million for the year ended December 31, 2024. The increase was primarily due to an increase in debt principal.
Benefit for Income Taxes
Income tax benefit increased to $7.0 million for the year ended December 31, 2025 as compared to a tax benefit of $32.0 thousand for the year ended December 31, 2024. The increase in the tax benefit was primarily due to the release of the valuation allowance for one of our U.S. subsidiaries.
Other Income (Expense), Net
Other income (expense), net, decreased $20.0 million to an income of $6.2 million for the year ended December 31, 2025, compared to an expense of $13.8 million for the year ended December 31, 2024. The increase was primarily due to $6.0 million in contract termination costs incurred in the fourth quarter of fiscal 2024 and to the foreign currency fluctuations of the Brazilian real and the euro as compared to the U.S. dollar, resulting in a foreign currency transaction gain of $6.4 million, for the year ended December 31, 2025, compared to a loss of $8.8 million for the year ended December 31, 2024.
Interest income amounted to $0.4 million or the year ended December 31, 2025, as compared to $1.5 million for the year ended December 31, 2024.

Comparison of the Year Ended December 31, 2024 and 2023
The discussion related to our results of operations and changes in financial condition for 2024 compared to 2023 is incorporated by reference to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 28, 2025.
Liquidity and Capital Resources
As of December 31, 2025, we had an accumulated deficit of $495.8 million. Since our inception, we have generated losses and expect to continue to generate losses in the near term. We have financed our operations through a combination of equity financings and debt financings, and from cash generated from operations, primarily from the collection of accounts receivable resulting from sales. Our historical cash outflows have primarily been associated with cash used for operating activities such as expansion of our sales and marketing and distributor infrastructure, investing in inventory, R&D activities, asset acquisitions, capital improvements, including our new manufacturing facility and other working capital needs. As of December 31, 2025 and 2024, we had cash of $75.6 million and $90.3 million, respectively.
As described above under “Recent Developments — Financing Activities,” in May, 2025, we entered into an Inventory Funding Agreement which allows us to finance purchases of up to $10.0 million of silicone raw material, in a given funding period, for an initial four-month term. Also, in September 2025, we entered into a Fourth Amendment to the Credit Agreement, or the Fourth Amendment, which provided for the availability of the Tranche D Term Loans to commence as of the effective date of the amendment, notwithstanding the revenue milestone originally set forth in the Agreement, and (ii) increased, effective September 28, 2025, the minimum liquidity that the Company and its subsidiaries are guarantors under the Agreement are required to maintain from $25 million to $30 million. The fourth tranche, or the Tranche D Term Loan, of $25 million was advanced in September 2025. See Note 6 “Debt” for additional information regarding the Credit Agreement.
Our short-term liquidity requirements consist primarily of operating expenses and interest payments on the Credit Agreement and other short-term borrowings described above. We believe that our available cash and cash from operations will be sufficient to satisfy our liquidity requirements for at least the next 12 months, including our contractual and other obligations summarized below under “Material Cash Requirements” section. Our long-term liquidity needs consist primarily of operating expenses, including expected increases in SG&A and R&D expenses related to our clinical trials, regulatory compliance and product development and funds necessary to pay for the interest and principal payment on our Term Loans (as defined below). Our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect.
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

Cash Flows
The discussion related to our cash flows for 2024 is incorporated by reference to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 28, 2025.
The following table sets forth the primary sources and uses of cash for each of the years presented below:

	Year Ended December 31,
	2025	2024
	(in thousands)
Net cash provided by (used in):
Operating activities	$(50,890)	$(58,516)
Investing activities	(7,028)	(15,611)
Financing activities	40,434	125,895
Effect of exchange rate changes on cash	2,709	(1,456)
Net (decrease) increase in cash	$(14,775)	$50,312

Net Cash Used in Operating Activities
Net cash used in operating activities of $50.9 million for the year ended December 31, 2025 was primarily comprised of a net loss of $51.1 million, changes in operating assets and liabilities of $13.2 million, $10.0 million of unrealized foreign currency gain, and a $9.1 million change in provision for deferred income taxes, partially offset by $11.4 million of share-based compensation expense, $9.6 million of non-cash depreciation and amortization expense, a $3.4 million change in allowance for credit losses, $3.4 million of non-cash interest expense due to accretion of debt discounts, a $2.6 million change in provision for inventory obsolescence, $0.9 million of non-cash amortization expense of right-to-use assets, $0.5 million of non-cash loss on contract termination, $0.4 million of stock compensation in lieu of cash fees and a $0.2 million loss from disposal of property and equipment.
Net cash used in operating activities of $58.5 million for the year ended December 31, 2024 was primarily comprised of a net loss of $84.6 million, changes in operating assets and liabilities of $15.5 million, a $2.2 million change in provision for deferred income taxes and $0.6 million of interest capitalized for construction in progress, partially offset by $14.4 million of share-based compensation expense, $6.8 million of non-cash depreciation and amortization expense, $6.4 million of non-cash interest expense due to accretion of debt discounts, $6.0 million of non-cash loss on contract termination, $5.3 million of unrealized foreign currency loss, a $1.8 million change in provision for inventory obsolescence, a $1.7 million change in allowance for credit losses, $1.0 million of stock compensation in lieu of cash fees and $0.7 million of non-cash amortization expense of right-to-use assets.
Net Cash Used in Investing Activities
Net cash used in investing activities of $7.0 million for the year ended December 31, 2025 primarily consisted of $6.0 million in purchases of property and equipment related to the new manufacturing facility, $0.7 million in purchases of intangibles and $0.3 million in cash paid related to business acquisitions of Motiva Benelux BV and Motiva NL BV.
Net cash used in investing activities of $15.6 million for the year ended December 31, 2024 primarily consisted of $7.0 million in purchases of intangibles, $6.1 million in purchases of property and equipment related to the new manufacturing facility and $2.4 million of cash paid for capital expenditures on construction in progress related to our new manufacturing facility in the Coyol Free Zone in Costa Rica.
Net Cash Provided by Financing Activities
Net cash provided by financing activities of $40.4 million for the year ended December 31, 2025 primarily consisted of $24.5 million of borrowings under the Tranche D Term Loan of the Credit Agreement, $10.0 million in proceeds received from borrowings under short term notes payable, and $7.6 million in proceeds received for stock option exercises, partially offset by a $1.0 million repayment of short-term notes payable for insurance premium financing and $0.6 million paid to satisfy tax withholding obligations upon the vesting of restricted stock.
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
Material Cash Requirements
The following table provides a summary of our material cash requirements from known contractual and other obligations, including commitments for capital expenditures, as of December 31, 2025:

	2026	2027	2028	2029	2030	Thereafter	Total
	(in thousands)
Debt obligations - principal (1)	$—	$246,367	$—	$—	$—	$—	$246,367
Debt obligations - interest payments (1)	22,988	7,306	—	—	—	—	30,294
Future minimum lease payments (2)	2,097	1,807	948	459	86	37	5,434
License and software commitments (3)	1,998	1,216	674	—	—	—	3,888
Short-term borrowing (4)	13,141	—	—	—	—	—	13,141
Total material cash requirements	$40,224	$256,696	$1,622	$459	$86	$37	$299,124

(1) Contractual obligations related to the Credit Agreement. See below under “Indebtedness” and Note 6 “Debt” for additional details.
(2) Contractual obligations related to the minimum lease payments and interest on our operating leases. See Note 7 “Leases” for additional details.
(3) Contractual obligations related to our current contracts for software solutions and support.
(4) Contractual obligations related to a short-term loan for our business insurance premiums and for purchases of silicone raw material.
Indebtedness
On April 26, 2022, or the Closing Date, we entered into the new Credit Agreement, pursuant to which the lenders agreed to make term loans in an aggregate principal amount of up to $225 million, which we collectively refer to as the Term Loans, with the first tranche of $150 million advanced on the Closing Date. Part of the first tranche was used to repay the outstanding principal and interest under our previous credit agreement with Madryn Health Partners, LP in full, including the early repayment penalty of $6.5 million. In December 2022, $25 million was advanced under the second tranche. In October 2024, $25 million was advanced under the third tranche. In September 2025, $25 million was advanced under the fourth tranche. The Term Loans will mature on the 5-year anniversary of the Closing Date and accrue interest at a rate equal to 9% per annum for the first two tranches and 10% for the third and fourth tranches. As of December 31, 2025, $246.4 million was outstanding under the Credit Agreement representing the initial principal of $150 million for the Tranche A Term Loan, $25 million for the Tranche B Term Loan, $25 million for the Tranche C Term Loan, $25 million for the Tranche D Term Loan and $21.4 million of interest accrued into the principal balance. See Note 6 “Debt” for additional information.
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
We recognize revenue when title to the product and risk of loss transfer to customers, provided there are no remaining performance obligations required of us or any written matters requiring customer acceptance. We allow for the return of product from direct customers in certain regions in limited instances within 15 to 60 days after the original sale and records estimated sales returns as a reduction of sales in the same period revenue is recognized. Appropriate reserves are established for anticipated sales returns based on historical experience, recent gross sales and any notification of pending returns. Actual sales returns in any future period are inherently uncertain and thus may differ from the estimates. If actual sales returns differ significantly from the estimates, an adjustment to revenue in the current or subsequent period is recorded. As of December 31, 2025 and 2024, an allowance of $1.9 million and $0.4 million was recorded for product returns, respectively. Taxes collected from customers for remittance to governmental authorities are excluded from net sales.
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
Deferred revenue primarily consists of payments received in advance of meeting revenue recognition criteria. We have received payments from distributors to provide distribution exclusivity within a geographic area and recognize deferred revenue on a ratable basis over the term of such contractual distribution relationship. Additionally, we have received payments from customers in direct markets prior to surgical implantation and recognize deferred revenue at the time we are notified by the customer that the product has been implanted. For all arrangements, any revenue that has been deferred and is expected to be recognized beyond one year is classified as long-term deferred revenue and included in “Other liabilities, long-term” on the consolidated balance sheets (see Note 3 “Balance Sheet Accounts”).
Research and Development
Costs related to research and development, or R&D, activities are expensed as incurred. R&D costs primarily include personnel costs, materials, clinical expenses, regulatory expenses, product development, consulting services, and outside research activities, all of which are directly related to R&D activities.
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
Accounts Receivable and Allowance for Credit Losses
Accounts receivable is stated at invoice value less estimated allowances for returns and credit losses. We continually monitor customer payments and maintain an allowance for estimated losses resulting from customers’ inability to make required payments. In evaluating our ability to collect outstanding receivable balances, we consider various factors including the age of the balance, the creditworthiness of the customer, which is assessed based on ongoing credit evaluations and payment history, and the customer’s current financial condition. In cases where there are circumstances that may impair a specific customer’s ability to meet its financial obligations, an allowance is recorded against amounts due, which reduces the net recognized receivable to the amount reasonably believed to be collectible.
Inventory and Cost of Revenue
Inventory is stated at the lower of cost to purchase or manufacture the inventory or the net realizable value of such inventory. Cost is determined using the standard cost method which approximates actual costs using the first-in, first-out basis. We regularly reviews inventory quantities considering actual losses, projected future demand, and remaining shelf life to record a provision for excess and slow-moving inventory. Provision for inventory obsolescence of $3.9 million and $4.2 million has been recorded as of December 31, 2025 and 2024, respectively.
Long-Lived Assets
We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. There were no impairment charges, or changes in estimated useful lives recorded during the years ended December 31, 2025 and 2024.
Income Taxes
We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax balances are measured using enacted tax laws and rates expected to apply when the related temporary differences reverse. We establish a valuation allowance when it is more likely than not that some portion or all of a deferred tax asset will not be realized.
We operate in multiple tax jurisdictions and are subject to examination by various tax authorities. We recognize uncertain tax positions using a two‑step approach: (1) a tax position is recognized only if it is more likely than not to be sustained based on its technical merits, and (2) the amount recognized is the largest amount of benefit that is more than 50% likely to be realized upon settlement. Interest and penalties related to uncertain tax positions are recorded in income tax expense. There were no material uncertain tax positions as of December 31, 2025 and 2024.
Effective January 1, 2025, we adopted ASU 2023‑09, Improvements to Income Tax Disclosures, on a prospective basis. As a result, our income tax disclosures now include enhanced disaggregation of income taxes paid and a standardized effective tax rate reconciliation, as required by the amended guidance. The adoption did not affect our accounting for income taxes under ASC 740.
Foreign Currency
The financial statements of our foreign subsidiaries whose functional currencies are the local currencies are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, shareholders’ equity at the historical rates of exchange, and income and expense amounts at the average exchange rate for the period. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in “Accumulated other comprehensive income” as equity in the consolidated balance sheet. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses resulting from foreign currency transactions are included within “Other income (expense), net” in the consolidated statement of operations. For the year ended December 31, 2025, foreign currency transaction gain amounted to $6.4 million as compared to a foreign currency transaction loss of $8.8 million for the year ended December 31, 2024.

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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We had cash of $75.6 million and $90.3 million as of December 31, 2025 and 2024, respectively. We manage our cash portfolio for operating and working capital purposes. Our cash balances are held in bank checking accounts, and we believe that we do not have any material exposure to changes in the fair value of our cash portfolio as a result of changes in interest rates.
Foreign Currency Exchange Risk
To date, the majority of our revenue has been denominated in U.S. dollars, Brazilian reals and euros. Some of our operating expenses are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro and Brazilian real. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations. For the year ended December 31, 2025, foreign currency transaction gain amounted to $6.4 million primarily related to the remeasurement of transactions denominated in the U.S. dollar into the Brazilian real and the euro as part of the financial reporting consolidation process under GAAP. We have not engaged in any foreign currency hedging activities. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in foreign currency exchange rates. During the year ended December 31, 2025, the effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts as of December 31, 2025 would have had an impact of approximately 1.8% on revenues and would have impacted our net loss by a commensurate amount.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2025, the end of the period covered by this Annual Report on Form 10-K, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report at the reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 using the criteria established in “Internal Control—Integrated Framework” (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on that assessment, our management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Attestation Report of the Independent Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by CBIZ CPAs P.C., an independent registered public accounting firm, as stated in their report which is included below.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Stockholders and Board of Directors of
Establishment Labs Holdings Inc.

Opinion on Internal Control over Financial Reporting
We have audited Establishment Labs Holdings Inc.'s (the “Company”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet as of December 31, 2025 and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows and the related notes (collectively referred to as the “financial statements”) for the year ended December 31, 2025 of the Company, and our report dated February 27, 2026 expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.
Los Angeles, California
February 27, 2026

ITEM 9B. OTHER INFORMATION
Insider Trading Arrangements
On December 16, 2025, Juan José Chacón Quirós, former Chief Executive Officer and a current member of the Board of Directors, adopted a Rule 10b5-1 trading plan pursuant to which up to 330,000 common shares may be sold in accordance with the trading plan’s specifications. The first half of the shares subject to the plan will sell starting on March 23, 2026 and the remainder will sell starting April 23, 2026, if pre-established stock price thresholds are met. The trading plan will expire once all of the shares have been sold or on March 23, 2027, whichever is earlier. Actual sale transactions will be disclosed publicly through Form 4 filings with the Securities and Exchange Commission, as required.
Avantor Agreement
Effective May 2022, we entered into a master supply agreement with Avantor, Inc. (formerly NuSil Technology LLC), or Avantor, whereby Avantor provides us with NuSil brand medical-grade silicon for specified prices per unit of each relevant component. The material terms of this agreement were previously described in a Current Report on Form 8-K filed by the Company on June 6, 2022. As disclosed in such Current Report on Form 8-K, this master supply agreement has an initial term ending on December 31, 2026 and automatically renews for successive terms of one year each for up to five successive renewal terms, unless the Company or Avantor provides written notice no later than December 31 of the year prior to the expiration of the initial term or the then-current renewal term. On December 29, 2025, Avantor informed the Company that it does not intend to allow the agreement to renew automatically and plans to enter into negotiations regarding future supply terms. While we will negotiate with Avantor, we cannot guarantee whether we will reach an agreement on a timely basis or on favorable terms.
Executive Officer Transition
On February 24, 2026, we announced a strategic leadership transition of Raj Denhoy, current Chief Financial Officer, to Senior Vice President, Global Strategy, and the appointment of Cassandra “Sandra” Harris, 53, to Senior Vice President and Chief Financial Officer, effective March 9, 2026. Ms. Harris will also replace Mr. Denhoy as the Company’s principal accounting officer.
Ms. Harris brings extensive global finance and operational leadership experience, including prior service as Chief Financial Officer of Genesco Inc., a wholesale distributor and manufacturer, from 2024 to 2026, and Artisan Design Group, LLC, a national provider of interior finishes, from 2023 to 2024, as well as Chief Financial Officer and Chief Operating Officer of Tupperware Brands Corporation, a global consumer products company, from 2019 to 2022 and 2020 to 2022, respectively. Earlier in her career, she held senior finance and operational roles at VF Corporation, an apparel and footwear company, and began her career in audit at Deloitte & Touche LLP, a professional services firm. Ms. Harris is a Certified Public Accountant and holds a Bachelor of Science in Accounting from Clemson University. In connection with her appointment, Ms. Harris entered into an employment agreement that provides for, among other things, an annual base salary of $550,000, a target annual bonus opportunity of up to 50% of base salary, eligibility for annual equity awards, and a one‑time cash award of $700,000 payable in two installments. Ms. Harris has no family relationships with any director or executive officer of the Company, and there are no arrangements or understandings with any person pursuant to which she was selected as an officer of the Company. There are also no related person transactions between Ms. Harris and the Company that would be required to be disclosed pursuant to Item 404(a) of Regulation S-K under the Securities Exchange Act of 1934, as amended.
In his role as Senior Vice President, Global Strategy, Mr. Denhoy will be responsible for key strategic initiatives and long‑term growth priorities. This transition is not the result of any disagreement with the Company on any matter relating to its operations, policies, or practices.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Business Conduct and Ethics
Our Board has adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including our chief executive officer, and other executive and senior financial officers. A copy of the code is posted under "Corporate Governance" in the Investors section of our website at https://establishmentlabs.com. If we make any substantive amendments to, or grant any waivers from, the Code of Business Conduct and Ethics for any officer or director, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K. None of the websites referenced in this Annual Report or the information contained therein is incorporated herein by reference.
The remaining information required by this Item is incorporated by reference from the information in our Proxy Statement for our 2026 Annual Meeting of Shareholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from the information in our Proxy Statement for our 2026 Annual Meeting of Shareholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from the information in our Proxy Statement for our 2026 Annual Meeting of Shareholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from the information in our Proxy Statement for our 2026 Annual Meeting of Shareholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference from the information in our Proxy Statement for our 2026 Annual Meeting of Shareholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
PART IV
ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
The following statements are filed as part of this Annual Report on Form 10-K:
1. Financial Statements.
A listing of the Consolidated Financial Statements, related notes and Report of Independent Registered Public Accounting is set forth starting on page F-1 in this Annual Report on Form 10-K.
2. Financial Statement Schedules.
All schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of a schedule, or because the information required is included in the financial statements or related notes.
3. Index to Exhibits.

Exhibit Number	Description of Exhibit	Incorporation by Reference
3.1	Memorandum and Articles of Association of the Registrant	Incorporated by reference from Registrant’s Current Report on Form 8-K filed May 31, 2023.
4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Incorporated by reference from Registrant’s Annual Report on Form 10-K filed March 16, 2019.

Exhibit Number	Description of Exhibit	Incorporation by Reference
4.2	Form of Pre-Funded Warrant to Purchase Common Shares (January 2024)	Incorporated by reference from Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed January 9, 2024
4.3	Form of Pre-Funded Warrant to Purchase Common Shares (November 2024)	Incorporated by reference from Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on November 12, 2024
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	Incorporated by reference from Registrant’s Current Report on Form 8-K filed December 10, 2021.
10.2	2015 Equity Incentive Plan, as adopted December 10, 2015, and the forms of equity agreements thereunder.	Incorporated by reference from Registrant’s Form S-1 filed June 21, 2018.
10.3+	2018 Equity Incentive Plan and the forms of equity agreements thereunder.	Incorporated by reference from Registrant’s Form S-1/A filed July 9, 2018.
10.4+	2018 Employee Share Purchase Plan.	Incorporated by reference from Registrant’s Form S-1/A filed July 9, 2018.
10.5‡	Master Supply Agreement, effective as of May 13, 2022, by and between Establishment Labs S. A. and NuSil Technology LLC	Incorporated by reference from Registrant’s Current Report on Form 8-K filed June 6, 2022.
10.6	Design, Architecture & Engineering, and Build-Out Construction Management Agreement by and between ELSA and Zona Franca Coyol, S.A., dated February 11, 2016.	Incorporated by reference from Registrant’s Form S-1/A filed July 13, 2018.
10.7	Lease Agreement by and between Establishment Labs, S.A. and Zona Franca Coyol, S.A., dated November 1, 2009, as amended on October 22, 2010, September 24, 2012 and August 7, 2015.	Incorporated by reference from Registrant’s Form S-1/A filed July 13, 2018.
10.8+	Employment Agreement between the Registrant and Fillipo "Peter" Caldini dated effective as of August 20, 2024	Incorporated by reference from Registrant’s Current Report on Form 8-K filed August 28, 2024.
10.9+	Employment Agreement by and between Registrant and Samuel Ross Mansbach, dated August 22, 2022	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022.
10.10+	Separation Agreement by and between Establishment Labs Holdings Inc. and Juan José Chacón-Quirós, dated August 3, 2025	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025.
10.11+	Separation Agreement by and between Establishment Labs S.A. and Juan José Chacón-Quirós, dated August 4, 2025	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025.
10.12+	Consulting Agreement by and between Establishment Labs Holdings Inc. and Juan José Chacón-Quirós, dated August 3, 2025	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025.
10.13	Deed by and between Establishment Labs, S.A. and Zona Franca El Coyol, S.A., dated as of June 25, 2019.	Incorporated by reference from Registrant’s Current Report on Form 8-K filed June 26, 2019.
10.14
Credit Agreement and Guaranty, dated as of April 26, 2022, by and among Establishment Labs Holdings Inc., its subsidiaries party thereto as guarantors, the lenders from time to time party thereto, and Oaktree Fund Administration, LLC, as administrative agent for the lenders.
Incorporated by reference from Registrant’s Current Report on Form 8-K filed April 28, 2022.
10.15
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
10.16
Second Amendment to Credit Agreement, dated as of February 21, 2024, by and among Establishment Labs Holdings Inc., its subsidiaries party thereto as guarantors, the lenders from time to time party thereto, and Oaktree Fund Administration, LLC, as administrative agent for the lenders.
Incorporated by reference from Registrant’s Current Report on Form 8-K filed February 22, 2024.
10.17
Third Amendment to Credit Agreement, dated as of November 7, 2024, by and among Establishment Labs Holdings Inc., its subsidiaries party thereto as guarantors, the lenders from time to time party thereto, and Oaktree Fund Administration, LLC, as administrative agent for the lenders.
Incorporated by reference from Registrant’s Current Report on Form 8-K filed November 12, 2024.
10.18

Fourth Amendment to Credit Agreement and Guaranty, dated as of September 29, 2025, by and among Establishment Labs Holdings Inc., its subsidiaries party thereto as guarantors, the lenders from time to time party thereto, and Oaktree Fund Administration, LLC, as administrative agent for the lenders

Incorporated by reference from Registrant’s Current Report on Form 8-K filed October 3, 2025.
10.19
U.S. Security Agreement, dated as of April 26, 2022, by Establishment Labs Holdings Inc, each other grantor from time to time party thereto, and Oaktree Fund Administration, LLC, as administrative agent for the lenders.
Incorporated by reference from Registrant’s Current Report on Form 8-K filed April 28, 2022.
10.20	Form of Share Option Agreement (US) under the 2018 Equity Incentive Plan	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022.
10.21+	Form of Share Option Agreement (International) under the 2018 Equity Incentive Plan	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022.
10.22+	Form of Restricted Share Unit Award Agreement (US) under the 2018 Equity Incentive Plan	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022.
10.23+	Form of Restricted Share Unit Award Agreement (International) under the 2018 Equity Incentive Plan	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022.
10.24+	Employment Agreement by and between Registrant and Cassandra Harris, dated February 23. 2026	Filed herewith.
19.1	Insider Trading Policy	Incorporated by reference from Registrant’s Annual Report on Form 10-K filed February 28, 2025.
21.1	List of Subsidiaries of the Registrant.	Filed herewith.
23.1	Consent of CBIZ CPAs P.C., Independent Registered Public Accounting Firm.	Filed herewith.
23.2	Consent of Marcum LLP, Independent Registered Public Accounting Firm.	Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

Exhibit Number	Description of Exhibit	Incorporation by Reference
97.1	Policy Regarding the Recoupment of Certain Compensation Payments	Incorporated by reference from Registrant’s Annual Report on Form 10-K filed March 4, 2024.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
‡ Certain portions that constitute confidential information have been omitted in compliance with Item 601(b)(10) of Regulation S-K.
+ Indicates management contract or compensatory plan or arrangement.
ITEM 16. FORM 10-K SUMMARY
None.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
Establishment Labs Holdings Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Establishment Labs Holdings Inc. (the “Company”) as of December 31, 2025, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”).
In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2025, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013, and our report dated February 27, 2026, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
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
/s/ CBIZ CPAs P.C.
CBIZ CPAs P.C. (199)

We have served as the Company’s auditor since 2016 (such date takes into account the acquisition of the attest business of Marcum LLP by CBIZ CPAs P.C. effective November 1, 2024).
Los Angeles, California
February 27, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
Establishment Labs Holdings Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Establishment Labs Holdings Inc. (the “Company”) as of as December 31, 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audits, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum LLP
MARCUM LLP (688)

We have served as the Company’s auditor since 2016 through 2025.
Los Angeles, California
February 28, 2025

ESTABLISHMENT LABS HOLDINGS INC.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$75,572	$90,347
Accounts receivable, net of allowance for credit losses of $6,835 and $3,088 at December 31, 2025 and 2024, respectively	77,497	65,002
Inventory, net	85,611	78,766
Prepaid expenses and other current assets	11,260	8,922
Total current assets	249,940	243,037
Long-term assets:
Property and equipment, net	75,615	78,028
Goodwill	1,209	1,209
Intangible assets, net of accumulated amortization	9,942	11,683
Right-of-use operating lease assets, net	4,339	5,561
Other non-current assets	16,122	7,313
Total assets	$357,167	$346,831
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$43,109	$44,760
Accrued liabilities	18,856	16,536
Other liabilities, short-term	20,177	6,982
Total current liabilities	82,142	68,278
Long-term liabilities:
Note payable, Oaktree, net of debt discount and issuance costs	247,522	219,577
Operating lease liabilities, non-current	2,820	4,203
Other liabilities, long-term	1,136	1,678
Total liabilities	333,620	293,736
Commitments and contingencies (Note 16)
Shareholders’ equity:
Common shares – zero par value, unlimited amount of shares authorized at December 31, 2025 and 2024; 29,713,024 and 29,195,439 shares issued at December 31, 2025 and 2024, respectively; 29,304,954 and 28,787,369 shares outstanding at December 31, 2025 and 2024, respectively	433,378	420,364
Additional paid-in-capital	87,624	76,992
Treasury shares, at cost, 408,070 shares held at December 31, 2025 and 2024	(2,854)	(2,854)
Accumulated deficit	(495,756)	(444,692)
Accumulated other comprehensive income	1,155	3,285
Total shareholders’ equity	23,547	53,095
Total liabilities and shareholders’ equity	$357,167	$346,831

The accompanying notes are an integral part of these consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Revenue	$211,076	$166,025	$165,151
Cost of revenue	64,768	56,500	58,174
Gross profit	146,308	109,525	106,977
Operating expenses:
Sales, general and administrative	165,069	139,806	145,575
Research and development	20,247	19,706	26,428
Total operating expenses	185,316	159,512	172,003
Loss from operations	(39,008)	(49,987)	(65,026)
Interest income	423	1,477	1,020
Interest expense	(25,256)	(20,829)	(15,393)
Other income (expense), net	5,819	(15,289)	816
Loss before income taxes	(58,022)	(84,628)	(78,583)
Benefit (provision) for income taxes	6,958	32	81
Net loss	$(51,064)	$(84,596)	$(78,502)

Basic and diluted net loss per share	$(1.72)	$(3.00)	$(3.07)
Weighted average outstanding shares used for basic and diluted net loss per share	29,620,022	28,161,761	25,600,029

The accompanying notes are an integral part of these consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Net loss	$(51,064)	$(84,596)	$(78,502)
Other comprehensive income:
Foreign currency translation gain (loss)	(2,130)	1,322	(752)
Other comprehensive income (loss)	(2,130)	1,322	(752)
Comprehensive loss	$(53,194)	$(83,274)	$(79,254)

The accompanying notes are an integral part of these consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Consolidated Statements of Shareholders’ Equity
(In thousands, except share data)

	Common Shares		Treasury Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2023	24,815,908	$223,637	(408,070)	$(2,854)	$49,911	$(281,594)	$2,715	$(8,185)
Issuance of common shares, net of underwriters’ discount and issuance costs	1,265,000	84,538	—	—	—	—	—	84,538
Issuance of common shares in lieu of cash compensation	23,041	745	—	—	—	—	—	745
Stock option exercises	349,967	6,673	—	—	—	—	—	6,673
Share-based compensation	49,351	49	—	—	14,313	—	—	14,362
Shares withheld to cover income tax obligation upon vesting of restricted stock	(8,017)	(8)	—	—	(476)	—	—	(484)
Foreign currency translation loss	—	—	—	—	—	—	(752)	(752)
Net loss	—	—	—	—	—	(78,502)	—	(78,502)
Balance at December 31, 2023	26,495,250	315,634	(408,070)	(2,854)	63,748	(360,096)	1,963	18,395
Issuance of common shares, net of underwriters’ discount and issuance costs	1,867,261	99,484	—	—	—	—	—	99,484
Issuance of common shares in lieu of cash compensation	48,167	2,142	—	—	—	—	—	2,142
Warrant exercises	599,991	600	—	—	(600)	—	—	—
Stock option exercises	134,226	2,454	—	—	—	—	—	2,454
Share-based compensation	61,382	61	—	—	14,343	—	—	14,404
Shares withheld to cover income tax obligation upon vesting of restricted stock	(10,838)	(11)	—	—	(499)	—	—	(510)
Foreign currency translation gain	—	—	—	—	—	—	1,322	1,322
Net loss	—	—	—	—	—	(84,596)	—	(84,596)
Balance at December 31, 2024	29,195,439	420,364	(408,070)	(2,854)	76,992	(444,692)	3,285	53,095
Issuance of common shares, net of underwriters’ discount and issuance costs	76,569	77	—	—	(77)	—	—	—
Issuance of common shares in lieu of cash compensation	115,429	5,279	—	—	—	—	—	5,279
Stock option exercises	256,696	7,589	—	—	—	—	—	7,589
Share-based compensation	84,194	84	—	—	11,331	—	—	11,415
Shares withheld to cover income tax obligation upon vesting of restricted stock	(15,303)	(15)	—	—	(622)	—	—	(637)
Foreign currency translation loss	—	—	—	—	—	—	(2,130)	(2,130)
Net loss	—	—	—	—	—	(51,064)	—	(51,064)
Balance at December 31, 2025	29,713,024	$433,378	(408,070)	$(2,854)	$87,624	$(495,756)	$1,155	$23,547

The accompanying notes are an integral part of these consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(51,064)	$(84,596)	$(78,502)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,563	6,834	4,166
Provision for credit losses	3,352	1,722	1,223
Provision for inventory obsolescence	2,646	1,805	1,392
Change in reserve for PP&E impairment	—	—	(341)
Provision for deferred income taxes	(9,130)	(2,178)	(3,706)
Share-based compensation	11,415	14,404	14,362
Loss from disposal of property and equipment	153	163	280
Unrealized foreign currency (gain)/loss, net	(9,956)	5,302	(4,181)
Amortization of right-to-use asset	911	743	717
Non-cash loss on contract termination	543	6,004	—
Stock compensation in lieu of cash fees	403	964	495
Interest capitalized for construction in progress	—	(555)	(3,567)
Non-cash interest expense and amortization of debt discount	3,445	6,371	13,278
Changes in operating assets and liabilities:
Accounts receivable	(11,469)	(26,278)	(11,557)
Inventory	(7,060)	(471)	(42,230)
Prepaid expenses and other current assets	1,847	86	2,637
Other assets	454	(483)	318
Accounts payable	(2,296)	6,671	18,957
Accrued liabilities	1,847	4,395	(1,662)
Operating lease liabilities	(887)	(646)	(689)
Other liabilities	4,393	1,227	97
Net cash used in operating activities	(50,890)	(58,516)	(88,513)
Cash flows from investing activities:
Purchases of property and equipment	(6,049)	(6,114)	(7,908)
Cash used in business acquisitions, net of cash acquired	(307)	(50)	—
Cost incurred for intangible assets	(672)	(7,033)	(1,328)
Capital expenditures on construction in progress	—	(2,414)	(15,311)
Net cash used in investing activities	(7,028)	(15,611)	(24,547)
Cash flows from financing activities:
Issuance of common stock, net of underwriters’ discount and issuance costs	—	99,484	84,538
Borrowings under Oaktree credit agreement, net of debt discount and issuance costs	24,500	24,467	—
Borrowings on short term notes payable	10,000	—	—
Repayments of short term notes payable for insurance premium financing	(1,018)	—	—
Proceeds from stock option exercises	7,589	2,454	2,173
The accompanying notes are an integral part of these consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Tax payments related to shares withheld upon vesting of restricted stock	(637)	(510)	(484)
Net cash provided by financing activities	40,434	125,895	86,227
Effect of exchange rate changes on cash and cash equivalents	2,709	(1,456)	513
Net (decrease)/increase in cash and cash equivalents	(14,775)	50,312	(26,320)
Cash and cash equivalents at beginning of period	90,347	40,035	66,355
Cash and cash equivalents at end of period	$75,572	$90,347	$40,035

Supplemental disclosures:
Cash paid for interest	$20,539	$9,806	$5,689
Cash paid for income taxes	$420	$1,735	$2,165

Supplemental disclosures of non-cash investing and financing activities:
Unpaid balance for property and equipment	$144	$240	$2,847
Unpaid balance for intangible assets	$581	$592	$2,907
Equity consideration in an asset acquisition	$—	$—	$250
Equity consideration issued in a business acquisition	$3,556	$1,177	$—
Contingent consideration payable related to a business acquisition	$4,474	$973	$—
Consideration payable related to a business acquisition	$315	$3,262	$—
Cashless option exercises	$—	$—	$4,500
Cashless warrant exercises	$—	$600	$—
Cash payable to settle contract termination	$—	$214	$—
Liability to issue shares to settle contract termination	$—	$1,320	$—
Borrowings of short term notes payable for insurance premium financing	$3,382	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024 and 2023

1.    Formation and Business of the Company
Formation and Business of the Company
Establishment Labs Holdings Inc. along with its wholly owned subsidiaries, or the Company, is a global company that manufactures and markets innovative medical devices for aesthetic and reconstructive plastic surgery. The Company was established in the British Virgin Islands on October 9, 2013, at which time Establishment Labs, S.A., the Costa Rican manufacturing company, was reincorporated as a wholly-owned subsidiary. As of December 31, 2025, the Company also has wholly-owned subsidiaries in the United States (JAMM Technologies, Inc. and Motiva USA LLC), Brazil (Establishment Labs Produtos para Saude Ltda), Belgium (European Distribution Center Motiva BV and Motiva Benelux BV), the Netherlands (Motiva NL BV), France (Motiva Implants France SAS), Sweden (Motiva Nordica AB), Switzerland (JEN-Vault AG), the United Kingdom (Motiva Implants UK Limited), Italy (Motiva Italy S.R.L), Spain (Motiva Implants Spain, S.L.), Austria (Motiva Austria GmbH), Germany (Motiva Germany GmbH) and Argentina (Motiva Argentina S.R.L). Substantially all of the Company’s revenues are derived from the sale of silicone gel-filled breast implants, branded as Motiva Implants.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024 and 2023
The consolidated financial statements include the Company’s accounts and those of its wholly owned subsidiaries as of December 31, 2025 as follows:

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
Segments
The chief operating decision maker, or CODM, for the Company is the Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis, accompanied by information about revenue by geographic region, for purposes of allocating resources and evaluating financial performance. The Company has one business activity, and there are no segment managers who are held accountable for operations, operating results or plans for levels or components below the consolidated unit level. Accordingly, the Company has determined that it has one single reportable and operating segment structure. The Company and its Chief Executive Officer evaluate performance based primarily on revenue in the geographic regions in which the Company operates. See the consolidated statements of operations for the consolidated financial information and “Revenue Recognition” for revenue by geographic region used in evaluating financial performance. The level of disaggregation and amounts of significant segment expenses that are regularly provided to the CODM are the same as those presented in the consolidated statements of operations. Likewise, the measure of segment assets is reported on the consolidated balance sheets as total assets.
Geographic Concentrations
The Company derives substantially all of its revenues from sales to customers in the United States, Europe, the Middle East, Latin America, and Asia. The Company received approval to sell its Motiva Implants in the United States in September 2024 and Motiva Flora Tissue Expanded in October 2023. The revenue derived in the United States prior to the FDA approvals consisted of microtransponder sales.
For the year ended December 31, 2025, the United States accounted for 21.6% of consolidated revenue, and no other individual country exceeded 10% of consolidated revenue, on a ship-to-destination basis. For the year ended December 31, 2024, no individual country exceeded 10% of consolidated revenue, on a ship-to-destination basis. For the year ended December 31, 2023, Brazil accounted for 13.3%, respectively, of consolidated revenue

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024 and 2023
and no other individual country exceeded 10% of consolidated revenue, on a ship-to destination basis.
The majority of the Company’s consolidated total assets, including cash and tangible assets, is held in the United States. The Company’s long-lived assets, which primarily consist of property and equipment and intangible assets located in Costa Rica represented 73% and 78% of the total long-lived assets as of December 31, 2025 and 2024, respectively.
Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant accounting estimates and management judgments reflected in the consolidated financial statements include items such as accounts receivable valuation and allowances, inventory valuation and allowances, valuation of acquired intangible assets, valuation of long-lived assets, valuation of stock grants and valuation of deferred income tax assets, including tax valuation allowances. Estimates are based on historical experience, where applicable, and other assumptions believed to be reasonable by management. Actual results may differ from those estimates under different assumptions or conditions.
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
Substantially all of the Company’s revenues were derived from the sale of Motiva Implants. During the years ended December 31, 2025, 2024 and 2023, no customer accounted for more than 10% of the Company’s revenue. One customer accounted for 14.1% of the Company’s trade accounts receivable balance as of December 31, 2025. One customer accounted for 17.0% of the Company’s trade accounts receivable balance as of December 31, 2024.
The Company relies on Avantor, Inc. (formerly NuSil Technology, LLC), or Avantor, as the sole supplier of medical-grade silicone used in Motiva Implants. During the years ended December 31, 2025, 2024 and 2023, the Company had purchases of $31.6 million, or 55.8% of total purchases, $29.2 million, or 44.7% of total purchases, and $53.7 million, or 68.4% of total purchases, respectively, from Avantor. As of December 31, 2025 and 2024, the Company had an outstanding balance owed to this vendor of $8.9 million and $15.0 million, respectively.
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
Products developed by the Company require clearance from the FDA or other international regulatory agencies prior to commercial sales. There can be no assurance that the products will receive the necessary clearances. If the Company is denied clearance, clearance is delayed, or if the Company is unable to maintain its existing clearances, these developments could have a material adverse impact on the Company.
Cash and Cash Equivalents
The Company’s cash consists of cash maintained in checking and interest-bearing accounts. The majority of the Company’s cash is held at two financial institutions in the United States, with balances in excess of FDIC

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024 and 2023
insurance limits. The Company accounts for financial instruments with original maturities of three months or less at the date of purchase as cash equivalents. The Company held no cash equivalents as of December 31, 2025. The Company held $3.0 million cash equivalents as of December 31, 2024.
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
A roll-forward of the allowance for credit losses is as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Beginning balance	$3,088	$1,841	$741
Provision for credit losses	3,352	1,722	1,223
Recoveries (write-offs)	395	(475)	(123)
Ending balance	$6,835	$3,088	$1,841

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
A roll-forward of the inventory reserve is as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Beginning balance	$4,177	$3,930	$2,649
Provision for inventory obsolescence	2,646	1,805	1,392
Write-offs	(2,915)	(1,558)	(111)
Ending balance	$3,908	$4,177	$3,930

The Company recognizes the cost of inventory transferred to the customer in cost of revenue when revenue is recognized.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024 and 2023
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
Shipping and Handling Costs
Shipping and handling costs are expensed as incurred and are included in selling, general and administrative, or SG&A, expenses. For the years ended December 31, 2025, 2024 and 2023, shipping and handling costs were $13.0 million, $7.2 million and $11.8 million, respectively.
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
The Company recognizes revenue when title to the product and risk of loss transfer to customers, provided there are no remaining performance obligations required of the Company or any written matters requiring customer acceptance. The Company allows for the return of products from direct customers in certain regions in limited instances within 15 to 60 days after the original sale and records estimated sales returns as a reduction of sales in the same period revenue is recognized. Appropriate reserves are established for anticipated sales returns based on historical experience, recent gross sales and any notification of pending returns. Actual sales returns in any future period are inherently uncertain and thus may differ from the estimates. If actual sales returns differ significantly from the estimates, an adjustment to revenue in the current or subsequent period is recorded. As of December 31, 2025 and 2024, an allowance of $1.9 million and $0.4 million was recorded for product returns, respectively. Taxes collected from customers for remittance to governmental authorities are excluded from net sales.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024 and 2023
Revenue was generated in these primary geographic markets:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
EMEA (Europe / Middle East / Africa)	$91,052	$78,209	$80,150
Latin America	39,926	34,998	48,891
Asia-Pacific	34,541	48,408	33,953
North America	45,557	4,410	2,157
Total revenue	$211,076	$166,025	$165,151

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
For the Years Ended December 31, 2025, 2024 and 2023
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
Consistent with the Company’s assessment that it has only one reporting segment, the Company has determined that it has only one reporting unit and tests goodwill for impairment at the entity level using the two-step process required by ASC 350. In the first step, the Company compares the carrying amount of the reporting unit to the fair value of the enterprise. If the fair value of the enterprise exceeds the carrying value, goodwill is not considered impaired and no further testing is required. If the carrying value of the enterprise exceeds the fair value, goodwill is potentially impaired, and the second step of the impairment test must be performed. In the second step, the Company compares the implied fair value of the goodwill, as defined by ASC 350, to its carrying amount to determine the impairment loss, if any.
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
During the years ended December 31, 2025, 2024 and 2023, there has been no impairment of goodwill or intangible assets based on the qualitative assessments performed by the Company.
Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. There were no impairment charges, or changes in estimated useful lives recorded during the years ended December 31, 2025, 2024 and 2023.
Debt Issuance Costs and Debt Discounts
Costs incurred in connection with the issuance of new debt are capitalized. Capitalizable debt issuance costs paid to third parties and debt discounts, net of amortization, are recorded as a reduction to the long-term debt balance

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024 and 2023
on the consolidated balance sheets. Amortization expense on capitalized debt issuance costs and debt discounts related to loans are calculated using the effective interest method over the term of the loan commitment and is recorded as interest expense in the consolidated statements of operations.
Income Taxes
The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax balances are measured using enacted tax laws and rates expected to apply when the related temporary differences reverse. The Company establishes a valuation allowance when it is more likely than not that some portion or all of a deferred tax asset will not be realized.
The Company operates in multiple tax jurisdictions and is subject to examination by various tax authorities. The Company recognizes uncertain tax positions using a two‑step approach: (1) a tax position is recognized only if it is more likely than not to be sustained based on its technical merits, and (2) the amount recognized is the largest amount of benefit that is more than 50% likely to be realized upon settlement. Interest and penalties related to uncertain tax positions are recorded in income tax expense. There were no material uncertain tax positions in the years ended December 31, 2025, 2024 and 2023.
Effective January 1, 2025, the Company adopted ASU 2023‑09, Improvements to Income Tax Disclosures, on a prospective basis. As a result, our income tax disclosures now include enhanced disaggregation of income taxes paid and a standardized effective tax rate reconciliation, as required by the amended guidance. The adoption did not affect our accounting for income taxes under ASC 740.
Foreign Currency
The financial statements of the Company’s foreign subsidiaries whose functional currencies are the local currencies are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, shareholders’ equity at the historical rates of exchange, and income and expense amounts at the average exchange rate for the period. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in “Accumulated other comprehensive income” as equity in the consolidated balance sheet. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses resulting from foreign currency transactions are included within “Other income (expense), net” in the consolidated statement of operations. For the years ended December 31, 2025, 2024 and 2023, foreign currency transaction gain/loss amounted to a gain of $6.4 million, a loss of $8.8 million and a gain of $1.8 million, respectively.
Contract Termination Costs
From time to time the Company may settle certain contracts with third parties. In the second quarter of 2025, the Company terminated a contract with a supplier of raw materials and recorded a $0.5 million loss on contract termination. In the fourth quarter of 2024, the Company entered into a contract termination agreement with a third-party in connection with its Mia products in Europe. In lieu of a cash settlement, the Company and the third-party agreed to settle previous amounts incurred by each respective party from separate and unrelated contracts. As of December 31, 2024, the Company recorded a $1.5 million liability for contract termination payments resulting in a total loss on contract termination of $6.0 million reported under “Other income (expense), net”. There were no such costs in the years ended December 31, 2023.
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
For the Years Ended December 31, 2025, 2024 and 2023
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
Recent Accounting Standards
Periodically, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s consolidated financial statements upon adoption.
Recently Adopted Accounting Standards
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topics 740): Improvements to Income Tax Disclosures, which enhances the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid and certain other amendments to improve the effectiveness of income tax disclosures. The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company adopted ASU 2023-09 as of December 31, 2025 on a prospective basis. Upon adoption, the Company expanded disclosures under Note 12, “Income Taxes”.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024 and 2023
3.     Balance Sheet Accounts
Inventory, Net

	December 31,
	2025	2024
	(in thousands)
Raw materials	$35,161	$41,310
Work in process	2,842	2,454
Finished goods	47,608	35,002
Total inventory, net	$85,611	$78,766

As of December 31, 2025 and 2024, $14.1 million and $9.0 million of inventory was on consignment, respectively.
Prepaid Expenses and Other Current Assets

	December 31,
	2025	2024
	(in thousands)
Prepaid insurance	$3,072	$2,768
Prepaid services	653	571
Prepaid taxes	1,392	458
Prepaid assets	1,629	505
Prepaid raw materials and accessories	384	1,005
Prepaid U.S. clinical trial costs	120	184
Prepaid warranty and distribution rights	379	409
Prepaid software	1,146	408
Other	2,485	2,614
Total prepaid expenses	$11,260	$8,922

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024 and 2023
Property and Equipment, Net

	December 31,
	2025	2024
	(in thousands)
Machinery and equipment	$23,083	$22,764
Building improvements	17,361	16,902
Furniture and fixtures	17,645	14,772
Building	37,227	37,227
Leasehold improvements	2,537	2,516
Land	3,694	3,694
Vehicles	281	269
Total	101,828	98,144
Less: Accumulated depreciation and amortization	(26,213)	(20,116)
Total property and equipment, net	$75,615	$78,028

For the years ended December 31, 2025, 2024 and 2023, depreciation and amortization expense related to property and equipment was $6.2 million, $4.7 million and $2.8 million, respectively.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024 and 2023
Accrued Liabilities
Accrued liabilities consisted of the following:

	December 31,
	2025	2024
	(in thousands)
Performance bonus	$6,703	$6,235
Payroll and related expenses	5,129	4,832
Operating lease liabilities - current	1,712	1,514
Commissions	1,889	1,312
Professional and legal services	1,891	876
Warranty reserve	288	141
Taxes	377	153
Other	867	1,473
Total accrued liabilities	$18,856	$16,536

Other Liabilities, Short-Term
Other liabilities, short-term consisted of the following:

	December 31,
	2025	2024

	(in thousands)
Deferred revenue	$1,208	$1,749
Borrowings of short term notes payable for purchases of silicone raw material	10,000	—
Borrowings of short term notes payable for insurance premium financing	2,413	—
Consideration payable for business acquisitions	315	2,774
Contingent consideration payable for business acquisitions	4,474	737
Other	1,767	1,722
Total other liabilities, short-term	$20,177	$6,982

The Company signed an Inventory Funding Agreement, or Funding Agreement, on May 23, 2025, with RTW Master Fund, LTD., RTW Innovation Master Fund, LTD., and RTW Biotech Opportunities Operating LTD, collectively referred to as the Funding Providers, and RTW Investments, LP, as the funding representative, to finance purchases of silicone raw material to support the manufacture of Motiva Implants in an aggregate amount not to exceed $10.0 million in a funding period. Under the Funding Agreement, the Funding Providers will finance, upon request, eligible invoices at a 12.0% annual interest rate for an initial four-month term, or a later date if agreed by the Funding Providers in writing in their sole discretion. The Company drew $5.0 million at each of June 20, 2025 and September 26, 2025 and recorded this liability in “Other Liabilities, Short-Term”. On September 25, 2025, the Funding Agreement was amended to extend the due date for the amount received in June 2025 to May 15, 2026.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024 and 2023
During fiscal 2025, the Company entered into short‑term insurance premium financing arrangements to fund the payment of business insurance premiums. The aggregate financing provided under these arrangements totaled approximately $3.4 million and bears interest at rates ranging from approximately 7.7% to 8.3% per annum. The borrowings are short‑term in nature and mature within ten months of issuance.
Other Liabilities, Long-Term
Other liabilities, long-term consisted of the following:

	December 31,
	2025	2024
	(in thousands)
Deferred revenue	$1,136	$1,124
Consideration payable for business acquisitions	—	278
Contingent consideration payable for business acquisitions	—	174
Other	—	102
Total other liabilities, long-term	$1,136	$1,678

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
The Company’s goodwill and most intangibles at December 31, 2025 are the result of previous asset and business acquisitions. Finite-lived intangibles are amortized over their estimated useful lives based on expected future benefit.
In addition to the intangibles acquired, the Company capitalized certain patent and license rights as identified intangibles based on patent and license rights agreements entered into over the past several years. Additionally, the Company capitalized certain software development costs.
Changes in the carrying amount of goodwill during the year ended December 31, 2025 were as follows:

	Balance as of January 1, 2025	Additions	Accumulated Impairment Losses	Balance as of December 31, 2025
	(in thousands)
Goodwill	$1,209	$—	$—	$1,209

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024 and 2023
The carrying amounts of these intangible assets other than goodwill as of December 31, 2025 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives
	(in thousands)			(in years)
Patents and license rights	$2,033	$(1,593)	$440	7-12
Customer relationships	3,658	(2,142)	1,516	4-10
510(k) authorization	567	(481)	86	15
Developed technology	62	(62)	—	10
Capitalized software development costs	14,678	(7,480)	7,198	2-5
Other	183	(92)	91	2-5
Capitalized software development costs not yet amortized	170	—	170
Patents and license rights not yet amortized	441	—	441
Total intangibles other than goodwill	$21,792	$(11,850)	$9,942

The carrying amounts of intangible assets other than goodwill as of December 31, 2024 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives
	(in thousands)			(in years)
Patents and license rights	$2,033	$(1,509)	$524	7-12
Customer relationships	3,466	(1,997)	1,469	4-10
510(k) authorization	567	(345)	222	15
Developed technology	62	(62)	—	10
Capitalized software development costs	13,559	(4,839)	8,720	2-5
Other	183	(91)	92	2-5
Capitalized patents and license rights not yet amortized	215	—	215
Patents and license rights not yet amortized	441	—	441
Total intangibles other than goodwill	$20,526	$(8,843)	$11,683

The amortization expense associated with intangible assets was $3.3 million, $2.1 million, $1.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. Non-product related amortization is recorded in SG&A while product related amortization is recorded in cost of revenue.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024 and 2023
As of December 31, 2025, the amortization expense related to identifiable intangible assets, with definite useful lives, in future periods is expected to be as follows:

Year Ending December 31,	(in thousands)
2026	$2,877
2027	2,314
2028	1,951
2029	950
2030	258
Thereafter	981
Total expected future amortization expense	$9,331

The Company evaluates the recoverability of goodwill and indefinite-lived intangible assets annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. During the three years ended December 31, 2025, there was no impairment of goodwill or intangible assets based on the qualitative assessments performed by the Company. As of December 31, 2025, no triggering events have occurred which would indicate that the acquired intangible asset values may not be recoverable.
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
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy at December 31, 2025 and 2024:

	Fair Value Measurements at December 31, 2025
	Total	Level 1	Level 2	Level 3

	(in thousands)
Liabilities
Acquisition-related contingent consideration	$4,474	—	—	$4,474

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024 and 2023

	Fair Value Measurements at December 31, 2024
	Total	Level 1	Level 2	Level 3

	(in thousands)
Liabilities
Acquisition-related contingent consideration	$973	—	—	$973

The fair value measurement of contingent consideration related to the business acquisition completed in fiscal 2024 represents the contingent consideration arrangement from the Company’s acquisition of Motiva Benelux BV, a distribution company in Belgium, and Motiva NL B.V., a distribution company in the Netherlands, on October 1, 2024. Under this contingent consideration arrangement, the Company is required to pay the former owners an amount equal to the total revenue for fiscal year 2024 and 2025 multiplied by a multiple based on the relevant revenue growth rate realized in that particular fiscal year versus the prior year (ratio ranges from 0.5 to 0.9). The potential undiscounted amount of all future contingent payments that the Company could be required to make is not capped.
The fair value of the contingent consideration arrangement of $4.5 million as of December 31, 2025 was calculated using these inputs: (a) 2025 actual revenue of approximately $9.5 million; (b) growth ratio of 0.9 based on average revenue growth over the last two years; and (c) the fact that operating expense targets were met. The Company retains the option to settle the outstanding liability either in cash or in the Company’s common shares.
The fair value of the contingent consideration arrangement of $1.0 million as of December 31, 2024 was estimated by applying the income approach which used significant inputs that are not observable in the market and thus represents a Level 3 measurement. Key assumptions included (a) a discount rate of 12.5 percent; (b) 2024 revenue of approximately $6.0 million (actual, assumed to be reliably forecasted as of the date of valuation); (c) 2025 revenue forecasted using a normal distribution with approximately $6.4 million as the base case and a range determined based on volatility of 10%; and (d) an assumption that operating expense targets will be met. The Company settled the outstanding liability in early fiscal 2025. See Note 11 for additional information on the business acquisition.
The estimates are based, in part, on subjective assumptions and could differ materially in the future. During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at fair value using Level 3 inputs. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the years ended December 31, 2025 and 2024.
The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments as follows:

Acquisition-related Contingent Consideration
(in thousands)
Balance at December 31, 2024	$973
Settlement	(787)
Additional liability	4,277
Change in fair value	11
Balance at December 31, 2025	$4,474

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024 and 2023
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
On November 7, 2024, the Company entered into a Third Amendment to the Credit Agreement, or the Third Amendment, which amends terms applicable to the remaining available tranche during the date of agreement, Tranche D Term Loans. The terms of the Tranche A Term Loans, Tranche B Term Loans and Tranche C Term Loans were not modified.
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
For the Years Ended December 31, 2025, 2024 and 2023
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
The Credit Agreement contains customary affirmative and restrictive covenants and representations and warranties. The Company and its subsidiaries are bound by certain affirmative covenants setting forth actions that are required during the term of the Credit Agreement, including, without limitation, certain information delivery requirements, obligations to maintain certain insurance, and certain notice requirements. Additionally, the Company and its subsidiaries are bound by certain restrictive covenants setting forth actions that are not permitted to be taken during the term of the Credit Agreement without prior written consent, including, without limitation, incurring certain additional indebtedness, consummating certain mergers, acquisitions or other business combination transactions, or incurring any non-permitted lien or other encumbrance on the assets of the Company or any of its subsidiaries. The Credit Agreement also contains other customary provisions, such as confidentiality obligations and indemnification rights for the benefit of Lenders. The Credit Agreement contains financial covenants requiring (a) the Company to maintain minimum liquidity of at least $20 million from and after the Closing Date or $25 million from and after the funding of the Tranche B Term Loans, and (b) for each fiscal quarter until gross sales of the Company and its subsidiaries for any 12-consecutive month period are no less than $200 million, minimum gross sales of the Company and its subsidiaries for each consecutive 12-month period ending on the last day of each fiscal quarter in excess of 50% of specified target gross sales for such period. The Credit Agreement provides for a customary equity cure right in the event the Company fails to comply with the minimum gross sales covenant.
The effective interest rate under the Credit Agreement is 10.9%, and the weighted average interest rate is 9.2%. The Company elected to pay interest in kind on up to two-thirds of cash interest payments prior to the second anniversary of the Closing Date, resulting in a minimum initial cash interest rate of 3.0% for the Tranche A Term Loans and Tranche B Term Loans and 4.0% for the Tranche C Term Loans. The Company incurred $24.5 million, $21.1 million and $16.9 million in interest expense in connection with the Credit Agreement during the years ended December 31, 2025, 2024 and 2023, respectively. No principal payments are due on the Term Loans until the final maturity date on April 26, 2027.
As of December 31, 2025, $246.4 million was outstanding under the Credit Agreement representing the initial principal of $150 million for the Tranche A Term Loan, $25 million for the Tranche B Term Loan, $25 million for the

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024 and 2023
Tranche C Term Loan, $25 million for the Tranche D Term Loan and $21.4 million of interest accrued into the principal balance.
The Company recorded Oaktree debt on the consolidated balance sheets as follows:

	December 31,
	2025	2024
	(in thousands)
Principal	$246,367	$221,367
Net unamortized prepayment premium (debt discount and issuance costs)	1,155	(1,790)
Net carrying value of Oaktree debt	$247,522	$219,577

As of December 31, 2025, the Company was in compliance with all financial debt covenants.
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
During the years ended December 31, 2025, 2024 and 2023, the Company earned income from subleasing a warehouse facility for the remaining life of an existing master lease. The sublease agreement did not release the Company from its obligations under the master lease, and no modifications were made to the lease agreement. Income from the sublease is recognized on a straight-line basis over the term of the agreement.
The Company’s lease and sublease agreements do not contain any termination options, material residual value guarantees, material bargain purchase options or material restrictive covenants. The Company does not have any lease transactions with related parties.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024 and 2023
Total lease cost includes the following components for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
	(in thousands)
Operating lease expense cost	$2,113	$1,481	$1,079
Sublease income	(311)	(311)	(233)
Total lease cost, net of sublease income	$1,802	$1,170	$846

	December 31,
	2025	2024
	(in thousands)
Supplemental balance sheet information
Operating lease right-of-use assets	$4,339	$5,561

Operating lease liabilities - short-term	1,712	1,514
Operating lease liabilities - long-term	2,820	4,203
Total operating lease liabilities	$4,532	$5,717

Weighted-average remaining lease term (years)
Operating leases	2.7	3.4

Weighted-average discount rate (%)
Operating leases	11.2%	11.1%

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$2,117	$1,384	$1,052
Operating cash inflows from subleases	(332)	(320)	(214)
Operating cash outflows from operating leases, net of sublease income	$1,785	$1,064	$838

ROU assets obtained in exchange for new lease liabilities
Operating leases	$335	$3,115	$478

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024 and 2023
Maturities of lease liabilities as of December 31, 2025 were as follows:

Years Ending December 31,	Operating Leases
(in thousands)
2026	$2,097
2027	1,807
2028	948
2029	459
2030	86
Thereafter	37
Total future minimum lease payments	5,434
Less: Amount of lease payments representing interest	(902)
Present value of future minimum lease payments	$4,532

The undiscounted future cash receipts from the Company’s sublease as of December 31, 2025 were as follows:

Years Ending December 31,	Sublease
(in thousands)
2026	$343
2027	355
2028	368
2029	316
Thereafter	—
Total undiscounted future sublease cash receipts	$1,382

8.    Shareholders’ Equity
Under the Company’s Amended and Restated Memorandum of Association and Articles of Association, or Articles, the Company has authorized an unlimited number of common shares with no par value.
As of December 31, 2025 and 2024, 29,713,024 and 29,195,439 common shares, respectively, were issued and 29,304,954 and 28,787,369 common shares, respectively, were outstanding.
During the year ended December 31, 2025, the Company granted stock options and restricted stock to employees and contractors (see Note 10).
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024 and 2023
On January 9, 2024, the Company entered into a securities purchase agreement with select institutional accredited investors pursuant to which it agreed to sell to the investors in a private placement 1,101,565 common shares at a price of $25.00 per share and pre-funded warrants to purchase up to 898,435 common shares at a price of $24.999 per share. The pre-funded warrants were able to be exercised immediately at a price of $0.001 per share until exercised in full. Net proceeds to the Company from the offering, after deducting offering expenses, were approximately $49.7 million.
The Company had reserved common shares for future issuances at December 31:

	2025	2024
Warrants to purchase common shares	659,403	626,589
Options to purchase common shares	1,428,878	1,413,948
Remaining shares available under the 2018 Equity Incentive Plan	2,230,340	2,068,033
Shares issuable on vesting of grants of RSUs	331,295	295,705
Remaining shares available under the 2018 ESPP	1,409,000	1,222,000
Total common shares reserved for future issuances	6,058,916	5,626,275

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
During the year ended December 31, 2025, zero warrants were exercised. During the year ended December 31, 2024, warrants to purchase net 600,000 shares were exercised to obtain 599,991 shares.
As of December 31, 2025, warrants to purchase up to 659,403 common shares were outstanding and exercisable, as set forth in the table below. As of December 31, 2024, 626,589 warrants were outstanding and exercisable.

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
For the Years Ended December 31, 2025, 2024 and 2023
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
Pursuant to the “evergreen” provision contained in the 2018 Plan, the number of common shares reserved for issuance under the 2018 Plan automatically increases on first day of each fiscal year, commencing on January 1, 2019, in an amount equal to the least of (1) 750,000 shares, (2) 4% of the total number of the Company’s common shares outstanding on the last day of the preceding fiscal year, or (3) a number of common shares as may be determined by the Company’s Board of Directors prior to any such increase date. On each of January 1, 2019 through 2025 the number of common shares authorized for issuance increased automatically by 750,000 shares in accordance with the “evergreen” provision, increasing the maximum number of common shares reserved under the 2018 Plan to 6,750,000 as of December 31, 2025.
During the periods presented, the Company recorded the following share-based compensation expense for stock options, RSUs and RSAs:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Sales, general and administrative	$9,844	$12,073	$12,101
Research and development	1,571	2,331	2,261
Total stock compensation expense	$11,415	$14,404	$14,362

Stock Options

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2024	1,413,948	$47.96	6.30	$14,010
Granted (weighted-average fair value of $21.26 per share)	327,392	35.84
Exercised	(256,696)	29.57
Forfeited/canceled	(56,397)	52.24
Balance at December 31, 2025	1,428,247	$48.16	6.16	$35,902

As of December 31, 2025, 902,758 options were vested and exercisable with a weighted-average exercise price of $51.00 per share and a total aggregate intrinsic value of $20.3 million.
During the year ended December 31, 2025, 256,696 options were exercised at a weighted-average price of $29.57 per share. The intrinsic value of the options exercised during the years ended December 31, 2025, 2024,

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024 and 2023
and 2023 was $9.3 million, $4.1 million, and $5.1 million, respectively. Upon the exercise of stock options, the Company issued new shares from its authorized shares.
At December 31, 2025, unrecognized compensation expense was $8.5 million related to stock options granted to employees and members of the Board of Directors and $1.8 million related to stock options granted to consultants. The weighted-average period over which such compensation expense will be recognized is 2.6 years.
Stock Options Granted to Employees
Share-based compensation expense for employees is based on the grant date fair value. The Company recognizes compensation expense for all share-based awards ratably on a straight-line basis over the requisite service period of the awards, which is generally the vesting term of four years. During the year ended December 31, 2025, 2024 and 2023, the Company recognized $5.4 million, $7.4 million and $8.7 million, respectively, of share-based compensation expense for stock options granted to employees.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024 and 2023
The fair value of stock options granted to employees was estimated using the following assumptions:

	Year Ended December 31,
	2025	2024	2023
Volatility	55% - 56%	63% - 122%	62% - 71%
Risk-free interest rate	3.8% - 4.3%	3.7% - 4.8%	3.4% - 4.4%
Term (in years)	6.25	6.25	6.25
Dividend yield	—	—	—

Stock Options Granted to Non-Employees
Share-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned using an accelerated attribution method. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered. For the years ended December 31, 2025, 2024 and 2023, the Company recognized expense of $0.8 million, $0.7 million and $0.9 million, respectively, for stock options granted to consultants.
The fair value of stock options granted to consultants was estimated using the following assumptions during the following periods presented:

	Year Ended December 31,
	2025	2024	2023
Volatility	54% - 55%	57% - 102%	60% - 65%
Risk-free interest rate	4.1% - 4.5%	4.2% - 4.5%	4.0% - 4.1%
Term (in years)	10	10	10
Dividend yield	—	—	—

Restricted Stock
Each vested RSU entitles the holder to be issued one common share. These awards vest according to a vesting schedule determined by the Board of Directors or the Compensation Committee of the Company’s Board of Directors, generally over a one to four year period.
The following table represents RSU activity for fiscal 2025:

	Restricted Stock	Weighted-Average Grant Date Fair Value
Outstanding unvested at December 31, 2024	295,705	$48.53
Granted	185,170	36.10
Vested	(84,194)	55.86
Forfeited/canceled	(65,744)	47.83
Outstanding unvested at December 31, 2025	330,937	$39.85

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024 and 2023
The fair value of RSUs is the grant date market value of common shares. The Company recognizes share-based compensation expense related to RSUs using a straight-line method over the vesting term of the awards. The share-based compensation expense for RSUs that vested during the years ended December 31, 2025, 2024 and 2023 was $5.3 million, $6.4 million and $4.8 million, respectively, which was calculated based on the market value of the Company’s common shares on the applicable grant date.
As of December 31, 2025, the Company had unrecognized share-based compensation cost of approximately $9.6 million associated with unvested awards of RSUs. This cost is expected to be recognized over a weighted-average period of approximately 2.4 years.
11.    Business Combinations
On October 1, 2024, European Distribution Center Motiva BV, or EDC, a wholly owned subsidiary of the Company, acquired 100% of the outstanding common shares of both Motiva Benelux BV, a distribution company in Belgium, and Motiva NL B.V., a distribution company in the Netherlands. The acquisition will allow the Company to expand its market in Europe and achieve synergies and cost reductions by removing redundant processes.
The acquisition’s total consideration was valued at approximately $7.8 million and consisted of the following: (1) an initial payment of approximately $0.2 million in cash made on October 1, 2024, (2) a payment of $1.2 million in the Company’s common shares made in October 2024; (2) a payment of $0.3 million in cash and $2.6 million in the Company’s common shares made in January 2025; (3) a payment of $0.8 million due in April 2025; (4) a true-up amount payable or receivable in March 2026, based on meeting revenue and operational expense targets for fiscal 2025 currently estimated to be approximately $0.5 million; and (5) $2.2 million receivable settled on the acquisition date. The Company retains the option to settle the outstanding payments either in cash or in the Company’s common shares.
The Company had an established relationship with Motiva Benelux prior to the acquisition, with Motiva Benelux distributing the Company’s products in certain European markets. On the acquisition date, the Company had receivables totaling around $2.2 million from Motiva Benelux. Due to the acquisition, this amount was considered settled at its fair value, which the Company assessed to be equal to the book value.
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
The potential undiscounted amount of all future contingent payments that the Company could be required to make is not capped. The fair value of the contingent consideration arrangement of $1.0 million on the acquisition date was estimated by applying the income approach which used significant inputs that are not observable in the market (Level 3 inputs). Key assumptions included (a) a discount rate of 12.5%; (b) 2024 revenue of approximately $6.0 million (actual, assumed to be reliably forecasted as of the date of valuation); (c) 2025 revenue of approximately $9.5 million; and (d) that operating expense targets were met. As of December 31, 2024, the consideration payable related to the 2024 revenue milestone of $1.0 million has been settled.
As of December 31, 2025, the amount recognized for the contingent consideration arrangement, the range of outcomes, and the assumptions used to develop the estimates had changed. The fair value of the contingent consideration arrangement of $4.5 million as of December 31, 2025 was calculated using these inputs: (a) 2025 actual revenue of approximately $9.5 million; (b) growth ratio of 0.9 based on average revenue growth over the last two years; and (c) the fact that operating expense targets were met. The Company retains the option to settle the outstanding liability either in cash or in the Company’s common shares. As of December 31, 2025, the Company recognized an expense of $4.3 million in SG&A expenses related to the changes in the fair value of the contingent consideration.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024 and 2023
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
The following table summarizes the consideration still payable at December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
	(in thousands)
Contingent consideration payable	$4,474	$973
Consideration payable	315	3,262
Total liabilities	$4,789	$4,235

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date of October 1, 2024:

(in thousands)
Recognized amounts of identifiable assets acquired and liabilities assumed:
Financial assets	$904
Inventory	4,946
Property, plant, and equipment	125
Intangible assets	1,527
Financial liabilities	(482)
Total identifiable net assets	$7,020

Recognized goodwill:
Goodwill	$797

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024 and 2023
The fair value of the inventory acquired was determined as estimated selling price of the inventory less reasonable profit allowance for the selling effort.
Property, plant, and equipment acquired in a business combination is intended to be held and used and was recognized and measured at fair value and primarily consisted of vehicles and furniture and fixtures.
The fair value of the acquired identifiable intangible assets of $1,527 was related to customer-related intangibles (i.e., customer lists and related customer relationships) and is amortized over the estimated useful life of 10 years. The fair value was determined using the distributor method of the income approach with significant assumptions being discount rate of 17.5% and revenue attrition rate of 25.0%.
Financial liabilities of $0.5 million primarily consisted of accounts payable of $0.2 million, accrued liabilities primarily related to salaries and fringes of $0.2 million and a loan payable of $0.1 million. As of December 31, 2025, there has been no change since October 1, 2024, in the amount recognized for the liability or any change in the range of outcomes or assumptions used to develop the estimates.
The goodwill of $0.8 million arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and the acquired entities. None of the goodwill recognized is expected to be deductible for income tax purposes. As of December 31, 2025, there were no changes in the recognized amounts of goodwill resulting from the acquisition.
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
12.    Income Taxes
Effective January 1, 2025, the Company adopted ASU 2023‑09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. Under the transition provisions, the amendments are applied prospectively for public business entities for annual periods beginning after December 15, 2024. Upon adoption, the Company is required to present an expanded, tabular effective tax rate reconciliation that includes both dollar amounts and percentage‑point effects and is disaggregated into specified categories, with any reconciling item equal to or exceeding 5% of expected tax presented separately by nature or jurisdiction. The Company is also required to disclose income taxes paid (net of refunds received), disaggregated into U.S. federal, U.S. state and local, and foreign amounts, with separate disclosure of any individual jurisdiction that represents 5% or more of total cash taxes paid. Consistent with the prospective transition guidance, these enhanced disclosures are presented for the year ended December 31, 2025 only, while prior periods continue to be presented under the income tax disclosure requirements that were in effect for those periods.
For the year ended December 31, loss before income tax consisted of the following:

2025
(in thousands)
Costa Rica operations	$(24,542)
U.S. operations	2,792
Other foreign operations	(36,272)
Total loss before income taxes	$(58,022)

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024 and 2023

	2024	2023
	(in thousands)
Costa Rica operations	$(60,665)	$(13,556)
Non-Costa Rica operations	(23,963)	(65,027)
Total loss before income taxes	$(84,628)	$(78,583)

For the year ended December 31, the income tax benefit consisted of the following:

2025
(in thousands)
Current:
Costa Rica	$112
United States	270
Other foreign	2,095
Total current	2,477
Deferred:
Costa Rica	—
United States	(8,790)
Other foreign	(645)
Total deferred	(9,435)
Total benefit for income taxes	$(6,958)

	2024	2023
	(in thousands)
Current:
Costa Rica	$183	$297
Non-Costa Rica	1,963	3,328
Total current	2,146	3,625
Deferred:
Costa Rica	—	—
Non-Costa Rica	(2,178)	(3,706)
Total deferred	(2,178)	(3,706)
Total (benefit) provision for income taxes	$(32)	$(81)

The items accounting for the difference between income taxes computed at the Costa Rica statutory income tax

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024 and 2023
rate and the income tax benefit consisted of the following for the year ended December 31:

	Year Ended December 31,
	2025
	(in thousands)
Tax benefit at Costa Rica statutory rate	$(17,406)	30.0%
State and local income taxes, net of federal (national) tax effects	—	—
Foreign tax effects
United States
Valuation allowance release	(9,384)	16.2
Other	27	—
BVI
Foreign tax rate differential	12,283	(21.2)
Other foreign jurisdictions
Other	49	(0.1)
Effect of change in tax law or rates (Costa Rica)	—	—
Tax credits	—	—
Changes in valuation allowance	—	—
Nontaxable or nondeductible items
Costa Rica tax holiday benefit	7,473	(12.9)
Total benefit for income taxes	$(6,958)	12.0%

	2024		2023
	(in thousands)
Tax benefit at Costa Rica statutory rate	$(25,388)	30.0%	$(23,575)	30.0%
Foreign tax rate differential	7,166	(8.5)	18,070	(22.9)
Tax rate changes	(446)	0.5	(7)	—
Return to provision adjustment	(561)	0.7	(539)	0.7
Tax credits	—	—	—	—
Change in valuation allowance	(14,157)	16.7	438	(0.6)
Tax holiday adjustment (benefit)	18,373	(21.7)	4,386	(5.6)
U.S. stock compensation	227	(0.3)	984	(1.3)
Prior year true-up	14,744	(17.4)	—	—
Other	10	—	162	(0.2)
Total provision (benefit) for income taxes	$(32)	—%	$(81)	0.1%

The Company’s tax holiday benefit was related to the Company’s subsidiary in Costa Rica which enjoyed a zero percent tax rate, with the exception of certain types of income, for the years ended December 31, 2025, 2024 and 2023. The zero percent tax holiday, as extended, is effective for a period of 12 years through the year 2030.
During 2025, the Company concluded that the U.S. deferred tax assets of Motiva USA LLC are

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024 and 2023
more‑likely‑than‑not realizable based on achieving a three‑year cumulative income position and updated forecasts of future taxable income. As a result, the Company released the full U.S. valuation allowance, generating a discrete deferred tax benefit of approximately $9.4 million, which is presented above as a separate reconciling item in accordance with ASU 2023‑09.
For the year ended December 31, income taxes paid consisted of the following:

2025
(in thousands)
Costa Rica	93
Foreign – by jurisdiction ≥5%:
U.S. federal	78
U.S. state and local	—
Spain	83
Sweden	29
Germany	57
France	55
Italy	21
Belgium	—
Foreign – all other jurisdictions	4
Total cash paid for income taxes	$420

As of December 31, the components of the Company’s deferred tax assets and liabilities are as follows:

	2025	2024
	(in thousands)
Accruals and reserves	$345	$563
Fixed assets	(1,284)	(1,036)
Intangibles	116	105
Stock compensation	4,613	3,763
Net operating loss	9,247	10,742
R&D credits	325	325
Allowance for credit losses	1,653	593
Other	97	56
Valuation allowance	—	(9,223)
Total net deferred tax assets (included in “Other non-current assets”)	$15,112	$5,888

As of December 31, 2025, the Company released the full valuation allowance previously recorded against the deferred tax assets of Motiva USA LLC. This determination was based on the subsidiary’s achievement of a three‑year cumulative pretax income position, sustained operating improvements, and management’s supportable forecast of future taxable income, which together provided sufficient positive evidence under ASC 740 to outweigh the negative evidence of historical losses. The release resulted in a non‑cash deferred tax benefit of

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024 and 2023
approximately $9.4 million, recognized as a discrete item within income tax expense and presented separately in the effective tax rate reconciliation. Following the release, the valuation allowance balance at December 31, 2025 was $0.
As of December 31, 2025, the Company had U.S. federal and California research and development credit carryforwards totaling approximately $0.5 million. Federal research credits begin to expire in 2037, while California research credits may be carried forward indefinitely. At December 31, 2025, the Company also had net operating loss carryforwards of approximately $21.4 million for U.S. federal purposes, $11.1 million for U.S. state purposes, $1.5 million in Argentina, and $10.6 million in Brazil. U.S. federal NOLs generated in tax years beginning after 2017 may be carried forward indefinitely, subject to an annual limitation on deductibility. Certain U.S. state NOLs generated prior to 2018 will begin to expire in 2030. Brazil NOLs may be carried forward indefinitely, subject to annual deductibility limits.
During the year ended December 31, 2024, the Company recorded an $80 million intercompany true‑up adjustment related to transfer‑pricing corrections for prior years, which reduced the U.S. federal NOL position and increased taxable income in Costa Rica. This adjustment was offset by the valuation allowance and therefore did not affect the 2024 income tax provision. Because Motiva USA had no sales prior to 2024 and therefore negligible state apportionment in most jurisdictions, the state income tax impact of this adjustment was minimal.
The utilization of U.S. federal and state NOLs and credit carryforwards may be limited under Internal Revenue Code Sections 382 and 383 in the event of an “ownership change.” An ownership change generally occurs when the percentage of the Company’s stock owned by one or more “five‑percent shareholders” increases by more than 50 percentage points over a rolling three‑year testing period. Based on the Company’s evaluation to date, management does not believe an ownership change has occurred that would materially limit the Company’s ability to utilize its tax attributes; however, the Company has not completed a formal Section 382/383 analysis. Future changes in ownership, some of which may be outside the Company’s control, could result in such limitations, and the Company cannot provide assurance that all existing tax attributes will be fully available for use.
The Company continues to benefit from a tax holiday in Costa Rica, under which qualifying income is taxed at a 0% rate through December 31, 2030, subject to ongoing compliance with the regime’s requirements. As a result of the tax holiday, income that would otherwise have been taxed at the Costa Rica statutory rate generates no current tax expense. The tax holiday reduced income tax expense by approximately $7.5 million in 2025 and $18.4 million in 2024. If the Company fails to maintain eligibility, income generated in Costa Rica could become subject to the statutory rate, which could materially increase the Company’s tax expense.
The Company operates in multiple jurisdictions and is subject to examination by U.S. and foreign tax authorities. Tax authorities may challenge the Company’s tax positions, including the characterization of intercompany transactions, transfer‑pricing policies, and other positions involving judgment under applicable tax laws. An adverse resolution of any examination could result in additional tax liabilities, interest and penalties, and could materially affect the Company’s results of operations. The Company’s determination of its worldwide provision for income taxes requires significant judgment, and the ultimate tax determination for many transactions may be uncertain.
Accounting for Uncertainty in Income Taxes
The Company recognizes uncertain tax positions in accordance with ASC 740‑10. As of December 31, 2025 and 2024, the Company had no unrecognized tax benefits. No interest or penalties were accrued or recognized during the periods presented, and no material changes to unrecognized tax positions are expected within the next 12 months.
As of December 31, 2025, the Company is subject to taxation in Costa Rica, Belgium, France, Brazil, the United Kingdom, Sweden, Italy, Germany, Austria, Spain, Argentina, Switzerland, the Netherlands, and the United States. Fiscal years 2019 through 2025 remain open to examination in these jurisdictions.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024 and 2023
13.    Net Loss Per Share
The following table summarizes the computation of basic and diluted net loss per share for the periods presented:

	Year Ended December 31,
	2025	2024	2023
	(in thousands, except share and per share data)
Numerator:
Net loss	$(51,064)	$(84,596)	$(78,502)
Denominator:
Weighted average common shares used for basic and diluted earnings per share	29,620,022	28,161,761	25,600,029

Net loss per share:
Basic and diluted	$(1.72)	$(3.00)	$(3.07)

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
The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares:

	Year Ended December 31,
	2025	2024	2023
Options to purchase common shares	1,428,878	1,413,948	1,487,387
Shares issuable on vesting of grants of RSUs	331,295	295,705	196,177
Total potentially dilutive shares outstanding	1,760,173	1,709,653	1,683,564

14.    Related Party Transactions
During the years ended December 31, 2025, 2024 and 2023, the Company recorded revenue of $1.2 million, $1.1 million and $1.2 million, respectively, for product sales to Herramientas Medicas, S.A., a distribution company owned by a family member of the former (until March 2025) Chief Executive Officer of the Company. Accounts receivable owed to the Company from this distribution company amounted to approximately $0.4 million each as of December 31, 2025 and 2024.
In 2016, the Company also entered into a separate agreement with Dr. Chacón Quirós, the brother of the Company’s former Chief Executive Officer Juan José Chacón Quirós, to maintain his clinic in Costa Rica as a MotivaImagine Excellence Center and to host and train physicians in the use of the Company products in relevant procedures, among other services, in exchange for cash reimbursement of up to $4,500 per day that such services are rendered. In August 2022, the Company entered into a new agreement with Dr. Chacón Quirós, replacing the original agreement, to continue the training services in exchange for cash reimbursement of his hourly rate of $531 when such services are rendered. During the years ended December 31, 2025, 2024 and

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024 and 2023
2023, the Company paid Dr. Chacón Quirós approximately $0.1 million, $0.2 million and $0.4 million, respectively, for services rendered.
Following his retirement on March 1, 2025, Establishment Labs Holdings Inc. and its subsidiary, Establishment Labs S.A., each entered into separation agreements with its former CEO, Juan José Chacón-Quirós, on August 3 and August 4, 2025, respectively, to formally terminate his employment effective April 30, 2025. The agreements provide for the continued vesting of outstanding equity awards while Mr. Chacón-Quirós serves as a consultant or a member of the Board of Directors, as well as certain customary restrictive covenants. Concurrently, Establishment Labs Holdings Inc. and Mr. Chacón-Quirós entered into a consulting agreement, effective June 1, 2025, for advisory and advocacy services, with a one-year term that automatically renews through May 31, 2028, unless terminated by either party. Under the consulting agreement, Mr. Chacón-Quirós will receive $750,000 per year, paid in equal monthly installments, and an annual equity award with a target value of $750,000, subject to vesting schedules and terms at the Company’s discretion.
On May 14, 2025, the Company granted a stock option award for 36,027 options with a grant date fair value of $0.9 million to Nicholas Lewin, a member of the board of directors, as compensation for consulting services he performs for the Company in addition to his services as a non-employee director.
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
As of December 31, 2025, the Company has 46 employees in Brazil and 8 employees in Argentina who were represented by a labor union.
16.    Commitments and Contingencies
Contingencies
Periodically, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. As of December 31, 2025, there have been no material contingent liabilities, individually or in aggregate, in the Company’s financial condition, results of operations or cash flows. As of December 31, 2024, contingent liabilities were not material, individually or in aggregate, to the Company’s financial condition, results of operations or cash flows. However, any monetary liability or financial impact to the Company from these contingent liabilities could differ materially from the Company’s expectations.
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
For the Years Ended December 31, 2025, 2024 and 2023
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
17.    Subsequent Events
On February 24, 2026, the Company announced a strategic leadership transition of Raj Denhoy, current Chief Financial Officer, to Senior Vice President, Global Strategy, and the appointment of Cassandra “Sandra” Harris, 53, to Senior Vice President and Chief Financial Officer, effective March 9, 2026. Ms. Harris will also replace Mr. Denhoy as the Company’s principal accounting officer.
Ms. Harris brings extensive global finance and operational leadership experience, including prior service as Chief Financial Officer of Genesco Inc., a wholesale distributor and manufacturer, from 2024 to 2026, and Artisan Design Group, LLC, a national provider of interior finishes, from 2023 to 2024, as well as Chief Financial Officer and Chief Operating Officer of Tupperware Brands Corporation, a global consumer products company, from 2019 to 2022 and 2020 to 2022, respectively. Earlier in her career, she held senior finance and operational roles at VF Corporation, an apparel and footwear company, and began her career in audit at Deloitte & Touche LLP, a professional services firm. Ms. Harris is a Certified Public Accountant and holds a Bachelor of Science in Accounting from Clemson University. In connection with her appointment, Ms. Harris entered into an employment agreement that provides for, among other things, an annual base salary of $550,000, a target annual bonus opportunity of up to 50% of base salary, eligibility for annual equity awards, and a one‑time cash award of $700,000 payable in two installments. Ms. Harris has no family relationships with any director or executive officer of the Company, and there are no arrangements or understandings with any person pursuant to which she was selected as an officer of the Company. There are also no related person transactions between Ms. Harris and the Company that would be required to be disclosed pursuant to Item 404(a) of Regulation S-K under the Securities Exchange Act of 1934, as amended.
In his role as Senior Vice President, Global Strategy, Mr. Denhoy will be responsible for key strategic initiatives and long‑term growth priorities. This transition is not the result of any disagreement with the Company on any matter relating to its operations, policies, or practices.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESTABLISHMENT LABS HOLDINGS INC.

Dated:	February 27, 2026	By:	/s/ Filippo “Peter” Caldini
		Name:	Filippo “Peter” Caldini
		Title:	Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Filippo “Peter” Caldini	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2026
Filippo “Peter” Caldini
/s/ Rajbir S. Denhoy	Chief Financial Officer (Principal Financial and Accounting Officer) (Authorized Representative in the United States)	February 27, 2026
Rajbir S. Denhoy
/s/ Nicholas Lewin	Chairman of the Board of Directors	February 27, 2026
Nicholas Lewin
/s/ Juan José Chacón Quirós	Director	February 27, 2026
Juan José Chacón Quirós
/s/ Ann Custin	Director	February 27, 2026
Ann Custin
/s/ Leslie Gillin	Director	February 27, 2026
Leslie Gillin
/s/ Edward Schutter	Director	February 27, 2026
Edward Schutter
/s/ Bryan Slotkin	Director	February 27, 2026
Bryan Slotkin