Form 10-Q
period 2026-03-31
ESTABLISHMENT LABS HOLDINGS INC.
filed 2026-05-08
CIK 1688757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026.
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
The number of the registrant’s common shares outstanding as of May 7, 2026 was 29,430,390.

i

EXPLANATORY NOTE
In this report, unless the context indicates otherwise, the terms “Establishment Labs,” “Company,” “we”, “us” and “our” refer to Establishment Labs Holdings Inc., a British Virgin Islands entity, and its consolidated subsidiaries.
We own, or have rights to use, trademarks and trade names that we use in connection with the operation of our business, including Establishment Labs and our logo as well as other brands such as Motiva Implants, SilkSurface/SmoothSilk, ProgressiveGel, TrueMonobloc, BluSeal, Divina, Ergonomix, Ergonomix2, Ergonomix2 Diamond, Mia Femtech, MotivaImagine, GEM, Zen and Preservé, among others. Other trademarks and trade names appearing in this report are the property of their respective owners. Solely for your convenience, some of the trademarks and trade names referred to in this report are listed without the ® and TM symbols, but we will assert, to the fullest extent under applicable law, our rights to our trademarks and trade names.
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
Factors that could cause or contribute to these differences include, among others, unfavorable global economic and political conditions, including slower growth or recession, inflation, decreases in consumer spending power or confidence or trade wars; we have incurred losses to date, and our ability to achieve and maintain profitability depends on the commercial success of our Motiva Implants; if our available cash resources and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, we may seek to sell equity or convertible debt securities, enter into a credit facility or another form of third-party funding, or seek other debt financing; we have a limited operating history in the United States; our business depends on maintaining our brand and ongoing customer demand for our products and services; if we fail to compete effectively against our competitors, many of whom have greater resources than we have, our revenues and results of operations may be negatively affected; any disruption at our existing facilities could adversely affect our business and operating results; we may fail to maintain and develop our direct sales force, and our revenues and financial outcomes could suffer as a result, and our direct sales personnel may not effectively sell our products; if we are unable to educate clinicians on the safe, effective and appropriate use of our products and designed surgeries, we may experience unsatisfactory patient outcomes, negative publicity and increased claims of product liability and may be unable to achieve our expected growth; our success depends, in part, on our ability to continue to enhance our existing products and services and develop or commercialize new products and services that respond to customer needs and preferences, which we expect to require us to incur significant expenses; delays or failure to obtain necessary clearances or approvals would adversely affect our ability to grow our business; compliance with ongoing regulatory obligations and continued regulatory review may result in significant additional expense and subject us to penalties if we have to comply with applicable regulatory requirements; the medical technology industry is complex and intensely regulated at the federal, state, and local levels, and government authorities may determine that we have failed to comply with applicable laws or regulations; if our single-source supplier were to increase prices for this raw material or experience interruptions in its ability to supply us with this raw material, our business, financial condition and results of operations could be adversely affected; we have significant exposure to the economic and political situations in emerging market countries; pandemics, epidemics, or other public health crises may adversely affect our business and financial results in the future; adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our liquidity and financial performance; our results of operations have been in the past, and could be in the future, adversely affected by fluctuations in currency rates; negative publicity concerning our products or our competitors’ products, including due to product defects or recalls and any resulting litigation, or long-term safety impacts, could harm our reputation and reduce demand for silicone breast implants, either of which could adversely impact our financial results and/or share price; news coverage in recent years has called into question the long-term safety of breast implants, including through reports of breast implant-associated anaplastic large cell lymphoma linked to our competitors’ products which have led to regulatory actions regarding macrotextured devices in several countries and the worldwide recall of one of our competitor’s macrotextured implants and tissue expanders. These events and reports of other forms of cancer, including squamous cell carcinoma and various lymphomas, from breast implant products may lead to a reduction in the demand for silicone breast implants and could adversely affect our business; the medical device industry is characterized by patent litigation, and we could become subject to litigation or other proceedings to protect or enforce our intellectual property rights that could be costly, result in the diversion of management’s time and efforts, require us to pay damages or prevent us from marketing our existing or future products; and those risks and uncertainties discussed in Part I, Item 1A. “Risk Factors” in our Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 27, 2026, as such risk factors may be amended, updated or superseded from time to time by our subsequent filings with the Securities and Exchange Commission. The risks and uncertainties included herein are not exhaustive, and additional factors could adversely affect our business and financial performance. We operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
We are not undertaking any obligation to update any forward-looking statements, except as required by law. Accordingly, investors should use caution in relying on past forward-looking statements, which speak only as of the date they are made.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$68,101	$75,572
Accounts receivable, net	77,076	77,497
Inventory, net	86,659	85,611
Prepaid expenses and other current assets	13,991	11,260
Total current assets	245,827	249,940
Long-term assets:
Property and equipment, net	74,654	75,615
Goodwill	1,209	1,209
Intangible assets, net	9,303	9,942
Right-of-use operating lease assets, net	3,930	4,339
Other non-current assets	16,114	16,122
Total assets	$351,037	$357,167
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$41,813	$43,109
Accrued liabilities	22,211	18,856
Other liabilities, short-term	19,129	20,177
Total current liabilities	83,153	82,142
Long-term liabilities:
Note payable, net	248,592	247,522
Operating lease liabilities, long-term	2,407	2,820
Other liabilities, long-term	2,102	1,136
Total liabilities	336,254	333,620
Commitments and contingencies (Note 15)
Shareholders’ equity:
Common shares — zero par value, unlimited amount authorized; 29,793,081 and 29,713,024 shares issued at March 31, 2026 and December 31, 2025, respectively; 29,385,011 and 29,304,954 shares outstanding at March 31, 2026 and December 31, 2025, respectively	434,529	433,378
Additional paid-in-capital	89,879	87,624
Treasury shares, at cost, 408,070 shares held at March 31, 2026 and December 31, 2025	(2,854)	(2,854)
Accumulated deficit	(509,138)	(495,756)
Accumulated other comprehensive income	2,367	1,155
Total shareholders’ equity	14,783	23,547
Total liabilities and shareholders’ equity	$351,037	$357,167

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$59,877	$41,377
Cost of revenue	17,542	13,569
Gross profit	42,335	27,808
Operating expenses:
Sales, general and administrative	43,605	39,699
Research and development	5,241	5,055
Total operating expenses	48,846	44,754
Loss from operations	(6,511)	(16,946)
Interest income	26	250
Interest expense	(7,088)	(5,853)
Other income, net	479	2,753
Loss before income taxes	(13,094)	(19,796)
Provision for income taxes	(288)	(914)
Net loss	$(13,382)	$(20,710)

Basic and diluted net loss per share	$(0.45)	$(0.70)
Weighted average outstanding shares used for basic and diluted net loss per share	29,947,157	29,475,649

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net loss	$(13,382)	$(20,710)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	1,212	(128)
Other comprehensive income (loss)	1,212	(128)
Comprehensive loss	$(12,170)	$(20,838)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Shareholders’ Equity
(In thousands, except share data)
(Unaudited)

	Common Shares		Treasury Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2026	29,713,024	$433,378	(408,070)	$(2,854)	$87,624	$(495,756)	$1,155	$23,547
Issuance of common shares in lieu of cash compensation	1,716	97	—	—	—	—	—	97
Stock option exercises	32,607	1,008	—	—	—	—	—	1,008
Share-based compensation	56,385	56	—	—	2,947	—	—	3,003
Shares withheld to cover income tax obligation upon vesting of restricted stock	(10,651)	(10)	—	—	(692)	—	—	(702)
Foreign currency translation gain	—	—	—	—	—	—	1,212	1,212
Net loss	—	—	—	—	—	(13,382)	—	(13,382)
Balance at March 31, 2026	29,793,081	$434,529	(408,070)	$(2,854)	$89,879	$(509,138)	$2,367	$14,783

	Common Shares		Treasury Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2025	29,195,439	$420,364	(408,070)	$(2,854)	$76,992	$(444,692)	$3,285	$53,095
Issuance of common shares in lieu of cash compensation	90,153	4,062	—	—	—	—	—	4,062
Stock option exercises	4,260	79	—	—	—	—	—	79
Share-based compensation	33,530	34	—	—	2,400	—	—	2,434
Shares withheld to cover income tax obligation upon vesting of restricted shares	(6,975)	(7)	—	—	(275)	—	—	(282)
Foreign currency translation loss	—	—	—	—	—	—	(128)	(128)
Net loss	—	—	—	—	—	(20,710)	—	(20,710)
Balance at March 31, 2025	29,316,407	$424,532	(408,070)	$(2,854)	$79,117	$(465,402)	$3,157	$38,550

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(13,382)	$(20,710)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,478	2,335
Provision for credit losses	217	1,726
Provision for inventory obsolescence	1,300	650
Share-based compensation	3,003	2,434
Loss from disposal of property and equipment	47	436
Unrealized foreign currency gain, net	(428)	(3,510)
Amortization of right-to-use asset	214	231
Stock compensation in lieu of cash fees	97	110
Non-cash interest expense and amortization of debt discount	1,070	763
Changes in operating assets and liabilities:
Accounts receivable	302	775
Inventory	(624)	(10,182)
Prepaid expenses and other current assets	(186)	176
Other assets	5	34
Accounts payable	(2,580)	1,354
Accrued liabilities	3,341	4,038
Operating lease liabilities	(247)	(227)
Other liabilities	1,063	(1,158)
Net cash used in operating activities	(4,310)	(20,725)
Cash flows from investing activities:
Purchases of property and equipment	(1,853)	(753)
Cash used in business acquisitions, net of cash acquired	—	(307)
Cost incurred for intangible assets	(107)	(276)
Net cash used in investing activities	(1,960)	(1,336)
Cash flows from financing activities:
Repayments on short term notes payable for insurance premium financing	(1,170)	—
Proceeds from stock option exercises	1,008	79
Tax payments related to shares withheld upon vesting of restricted stock	(702)	(282)
Net cash used in financing activities	(864)	(203)
Effect of exchange rate changes on cash and cash equivalents	(337)	1,095
Net decrease in cash and cash equivalents	(7,471)	(21,169)
Cash and cash equivalents at beginning of period	75,572	90,347
Cash at end of period	$68,101	$69,178

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Supplemental disclosures:
Cash paid for interest	$5,857	$5,142
Cash paid for income taxes	$1,042	$79

Supplemental disclosures of non-cash investing and financing activities:
Unpaid balance for property and equipment	$927	$76
Unpaid balance for intangible assets	$470	$377
Equity consideration in a business acquisition	$—	$2,437
Contingent consideration payable related to a business acquisition	$4,400	$182
Consideration payable related to business acquisition	$310	$1,142
Issuance of common shares to settle contract termination	$—	$1,320
Borrowings outstanding on short-term notes payable for insurance premium financing	$1,243	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Formation and Business of the Company
Establishment Labs Holdings Inc. along with its wholly owned subsidiaries, or the Company, is a global company that manufactures and markets innovative medical devices for aesthetic and reconstructive plastic surgery. The Company was established in the British Virgin Islands on October 9, 2013, at which time Establishment Labs, S.A., the Costa Rican manufacturing company, was reincorporated as a wholly-owned subsidiary. The Company operates through wholly owned subsidiaries in multiple international jurisdictions (see Note 2).
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
The Company’s products are approved for sale in Europe, the Middle East, Latin America, Asia and the United States. The Company sells its products internationally through a combination of direct and distributor sales to customers. In October 2024, the Company began selling Motiva Implants for use in breast augmentation for patients in the United States.
2.    Summary of Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2026 as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s audited consolidated financial statements as of December 31, 2025 and 2024 and for the years ended 2025, 2024 and 2023 presented in the Company’s Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 27, 2026. Below are those policies with current period updates.
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
The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the years ended December 31, 2025, 2024 and 2023 presented in the Company’s Form 10-K filed with the SEC on February 27, 2026.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The condensed consolidated financial statements include the Company’s accounts and those of its wholly owned subsidiaries as of March 31, 2026 as follows:

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
Unaudited Interim Condensed Consolidated Financial Information
The accompanying interim condensed consolidated financial statements as of March 31, 2026 and for the three months ended March 31, 2026 and 2025, and the related interim information contained within the notes to the condensed consolidated financial statements, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to state fairly the Company’s financial position as of March 31, 2026, and the results of its operations and cash flows for the three months ended March 31, 2026 and 2025. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full fiscal year 2026, or for any future period.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Geographic Concentrations
The Company derives substantially all of its revenues from sales to customers in the United States, Europe, the Middle East, Latin America, and Asia. The Company received approval to sell its Motiva Implants in the United States in September 2024 and Motiva Flora Tissue Expander in October 2023. The revenue derived in the United States prior to the FDA approvals consisted of microtransponder sales.
For the three months ended March 31, 2026 and 2025, the United States accounted for more than 32.7% and 15.5% of consolidated revenue, on a ship-to destination basis, respectively.
A significant portion of the Company’s consolidated total assets, including the majority of cash, is held in the United States. The Company’s long-lived assets, which primarily consist of property and equipment and intangible assets located in Costa Rica, represented 67% and 73% of the total long-lived assets as of March 31, 2026 and December 31, 2025, respectively.
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
The majority of the Company’s revenue has been derived from sales of its products in international markets, principally Europe, the Middle East, Latin America, and Asia. In the international markets in which the Company operates, the Company uses a combination of direct and distributor sales to customers. The Company performs ongoing credit evaluations of its distributors and customers, does not require collateral, and maintains allowances for potential credit losses on customer accounts when deemed necessary.
Substantially all of the Company’s revenues were derived from the sale of Motiva Implants. During the three months ended March 31, 2026 and 2025, no customer accounted for more than 10% of the Company’s revenue. One customer accounted for approximately 11.7% and 14.1% of the Company’s trade accounts receivable balance as of March 31, 2026 and December 31, 2025, respectively.
The Company relies on Avantor, Inc., or Avantor, as the sole supplier of medical-grade silicone used in Motiva Implants. During the three months ended March 31, 2026 and 2025, the Company had purchases of $7.8 million, or 53.7% of total purchases, and $25.1 million, or 79.0% of total purchases, respectively, from Avantor. As of March 31, 2026 and December 31, 2025, the Company had an outstanding balance owed to this vendor of $8.6 million and $8.9 million, respectively.
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
Cash
The Company’s cash consists of cash maintained in checking and interest-bearing accounts. The majority of the Company’s cash is held at two financial institutions in the United States, with balances in excess of FDIC insurance limits The Company accounts for financial instruments with original maturities of three months or less at the date of purchase as cash equivalents. The Company held no cash equivalents as of March 31, 2026 and December 31, 2025.
Accounts Receivable and Allowance for Credit Losses
Accounts receivable balance is stated at invoice value less estimated allowances for returns and credit losses. The Company continually monitors customer payments and maintains an allowance for estimated losses resulting from customers’ inability to make required payments. In evaluating the Company’s ability to collect outstanding receivable balances, the Company considers various factors including the age of the balance, the creditworthiness of the customer, which is assessed based on ongoing credit evaluations and payment history, and the customer’s current financial condition. In cases where there are circumstances that may impair a specific customer’s ability to meet its financial obligations, an allowance is recorded against amounts due, which reduces the net recognized receivable to the amount reasonably believed to be collectible. Allowance of credit losses of $7.0 million and $6.8 million has been recorded as of March 31, 2026 and December 31, 2025, respectively.
Inventory and Cost of Revenue
Inventory is stated at the lower of cost to purchase or manufacture the inventory or the net realizable value of such inventory. Cost is determined using the standard cost method which approximates actual costs using the first-in, first-out basis. The Company regularly reviews inventory quantities, actual losses, projected future demand, and remaining shelf life to record a provision for obsolete and/or damaged inventory. Provision for inventory obsolescence of $4.9 million and $3.9 million has been recorded as of March 31, 2026 and December 31, 2025, respectively.
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
Shipping and Handling Costs
Shipping and handling costs are expensed as incurred and are included in selling, general and administrative, or SG&A, expenses. For the three months ended March 31, 2026 and 2025, shipping and handling costs were $3.8 million and $2.2 million, respectively.
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
The Company recognizes revenue when title to the product and risk of loss transfer to customers, provided there are no remaining performance obligations required of the Company or any written matters requiring customer acceptance. The Company allows for the return of products from direct customers in certain regions in limited instances within fifteen days to sixty days after the original sale and records estimated sales returns as a reduction of sales in the same period revenue is recognized. Appropriate reserves are established for anticipated sales returns based on historical experience, recent gross sales and any notification of pending returns. Actual sales returns in any future period are inherently uncertain and thus may differ from the estimates. If actual sales returns differ significantly from the estimates, an adjustment to revenue in the current or subsequent period is recorded. An allowance of $4.6 million and $1.9 million was recorded for product returns as of March 31, 2026 and December 31, 2025, respectively. Taxes collected from customers for remittance to governmental authorities are excluded from net sales.
A portion of the Company’s revenue is generated from the sale of consigned inventory maintained at physician, hospital, or clinic locations. For these products, revenue is recognized at the time the Company is notified by the consignee that the product has been implanted, not when the consigned products are delivered to the consignee’s warehouse.
Revenue was generated in these primary geographic markets:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
OUS*	$40,283	$35,282
US	19,594	6,095
Total revenue	$59,877	$41,377

* Includes all geographies outside of the United States.
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
During the year ended December 31, 2025, there was no impairment of goodwill or intangible assets based on the qualitative assessments performed by the Company. As of March 31, 2026, no triggering events have occurred which would indicate that the acquired intangible asset values may not be recoverable.
Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. There were no impairment charges or changes in estimated useful lives recorded during the year ended December 31, 2025. As of March 31, 2026, no triggering events have occurred which would indicate that the acquired long-lived asset values may not be recoverable.
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
The Company operates in multiple tax jurisdictions and is subject to examination by various tax authorities. The Company recognizes uncertain tax positions using a two‑step approach: (1) a tax position is recognized only if it is more likely than not to be sustained based on its technical merits, and (2) the amount recognized is the largest amount of benefit that is more than 50% likely to be realized upon settlement. Interest and penalties related to uncertain tax positions are recorded in income tax expense. There were no material uncertain tax positions in fiscal year 2025 or for the three months ended March 31, 2026.
Effective January 1, 2025, the Company adopted ASU 2023‑09, Improvements to Income Tax Disclosures, on a prospective basis. As a result, our income tax disclosures now include enhanced disaggregation of income taxes paid and a standardized effective tax rate reconciliation, as required by the amended guidance. The adoption did not affect our accounting for income taxes under ASC 740.
Foreign Currency
The financial statements of the Company’s foreign subsidiaries whose functional currencies are the local currencies are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, shareholders’ equity at the historical rates of exchange, and income and expense amounts at the average exchange rate for the period. Translation adjustments resulting from the translation of the

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
subsidiaries’ accounts are included in “Accumulated other comprehensive income” as equity in the condensed consolidated balance sheet. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses resulting from foreign currency transactions are included within “Other income (expense), net” in the condensed consolidated statements of operations. For the three months ended March 31, 2026, foreign currency transaction loss amounted to $0.3 million as compared to a foreign currency transaction gain of $2.8 million for the three months ended March 31, 2025.
Contract Termination Costs
From time to time the Company may settle certain contracts with third parties. In the second quarter of 2025, the Company terminated a contract with a supplier of raw materials and recorded a $0.5 million loss on contract termination. As of March 31, 2026 and December 31, 2025, the Company has settled balances owed related to this contract termination.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following recent accounting pronouncements issued by the FASB could have a material effect on the Company’s financial statements:
Recently Adopted Accounting Standards
In July 2025, the FASB issued Accounting Standards Update No 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The guidance introduces a practical expedient to calculating current expected credit loss by assuming that the current conditions as of the balance sheet date will not change for the remaining life of the asset. This expedient can only be applied to current accounts receivable and current contract assets. This update is effective for annual reporting periods beginning after December 15, 2025 and interim periods within those annual periods. The adoption of this guidance did not have a material impact on the Company’s financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topics 740): Improvements to Income Tax Disclosures, which is intended to enhance the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid and certain other amendments to improve the effectiveness of income tax disclosures. The guidance is effective for annual periods beginning after December 15, 2024, and may be applied either prospectively or retrospectively. The Company adopted ASU 2023-09 as of December 31, 2025 on a prospective basis. Upon adoption, the Company expanded disclosures under Note 12, “Income Taxes” on its Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on February 27, 2026.
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
Recently Issued Accounting Standards
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which is intended to enhance disclosure requirements over the disaggregation of relevant expense categories within the income statement. The new guidance requires tabular presentation of prescribed expense categories such as the purchases of inventory, employee compensation, depreciation, intangible asset amortization, and other specific expense, gains and losses required by existing GAAP that reconciles to the face of the income statement. It is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the potential effect that the updated standard will have on the financial statement disclosures.
3.     Balance Sheet Accounts
Inventory, Net

	March 31, 2026	December 31, 2025
	(in thousands)
Raw materials	$34,493	$35,161
Work in process	2,681	2,842
Finished goods	49,485	47,608
Total inventory, net	$86,659	$85,611

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of March 31, 2026 and December 31, 2025, $16.2 million and $14.1 million of inventory was on consignment, respectively.
Prepaid Expenses and Other Current Assets

	March 31, 2026	December 31, 2025
	(in thousands)
Prepaid insurance	$3,454	$3,072
Prepaid services	687	653
Prepaid taxes	2,603	1,392
Prepaid assets	2,515	1,629
Prepaid raw materials and accessories	400	384
Prepaid U.S. clinical trial costs	114	120
Prepaid warranty and distribution rights	363	379
Prepaid software	482	1,146
Other	3,373	2,485
Total prepaid expenses	$13,991	$11,260

Property and Equipment, Net

	March 31, 2026	December 31, 2025
	(in thousands)
Machinery and equipment	$22,218	$23,083
Building improvements	17,409	17,361
Furniture and fixtures	18,654	17,645
Building	37,227	37,227
Leasehold improvements	1,597	2,537
Land	3,694	3,694
Vehicles	279	281
Total	101,078	101,828
Less: Accumulated depreciation and amortization	(26,424)	(26,213)
Total property and equipment, net	$74,654	$75,615

For each of the three months ended March 31, 2026 and 2025, depreciation and amortization expense related to property and equipment was $1.6 million, respectively.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Accrued Liabilities

	March 31, 2026	December 31, 2025
	(in thousands)
Performance bonus	$8,980	$6,703
Payroll and related expenses	5,642	5,129
Operating lease liabilities - current	1,715	1,712
Commissions	2,334	1,889
Professional and legal services	1,595	1,891
Taxes	307	377
Warranty reserve	215	288
Other	1,423	867
Total accrued liabilities	$22,211	$18,856

Other Liabilities, Short-Term

	March 31, 2026	December 31, 2025
	(in thousands)
Deferred revenue	$966	$1,208
Borrowings of short term notes payable for purchases of silicone raw material	10,000	10,000
Borrowings of short term notes payable for insurance premium financing	1,243	2,413
Consideration payable for business acquisitions	310	315
Contingent consideration payable for business acquisitions	4,400	4,474
Other	2,210	1,767
Total other liabilities, short-term	$19,129	$20,177

Other Liabilities, Long-Term

	March 31, 2026	December 31, 2025
	(in thousands)
Deferred revenue	$1,214	$1,136
Other	888	—
Total other liabilities, long-term	$2,102	$1,136

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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company’s goodwill and most intangibles at March 31, 2026 are the result of previous asset and business acquisitions. Finite-lived intangibles are amortized over their estimated useful lives based on expected future benefit.
In addition to the intangibles acquired, the Company capitalized certain patent and license rights as identified intangibles based on patent and license rights agreements entered into over the past several years. Additionally, the Company capitalized certain software development costs.
Changes in the carrying amount of goodwill during the three months ended March 31, 2026 were as follows:

	Balance as of January 1, 2026	Additions	Accumulated Impairment Losses	Balance as of March 31, 2026
	(in thousands)
Goodwill	$1,209	$—	$—	$1,209

The carrying amounts of these intangible assets other than goodwill as of March 31, 2026 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives
	(in thousands)			(in years)
Patents and license rights	$2,033	$(1,612)	$421	7-12
Customer relationships	3,631	(2,181)	1,450	4-10
510(k) authorization	567	(533)	34	15
Developed technology	62	(62)	—	10
Capitalized software development costs	14,678	(8,153)	6,525	2-5
Other	182	(92)	90	2-5
Capitalized software development costs not yet amortized	342	—	342
Patents and license rights not yet amortized	441	—	441
Total intangibles other than goodwill	$21,936	$(12,633)	$9,303

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The carrying amounts of intangible assets other than goodwill as of December 31, 2025 were as follows:

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

The amortization expense associated with intangible assets was $0.8 million for each of the three months ended March 31, 2026 and 2025, respectively. Non-product related amortization is recorded in SG&A while product related amortization is recorded in cost of revenue.
As of March 31, 2026, the amortization expense related to identifiable intangible assets, with definite useful lives, in future periods is expected to be as follows:

Year Ending December 31,	Amortization Expense
(in thousands)
2026 (remaining)	$2,066
2027	2,331
2028	1,993
2029	1,017
2030	326
Thereafter	787
Total expected future amortization expense	$8,520

The Company evaluates the recoverability of goodwill and indefinite-lived intangible assets annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. During the year ended December 31, 2025, there was no impairment of goodwill or intangible assets based on the qualitative assessments performed by the Company. As of March 31, 2026, no triggering events have occurred which would indicate that the acquired intangible asset values may not be recoverable.
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
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy at March 31, 2026:

	Fair Value Measurements at March 31, 2026
	Total	Level 1	Level 2	Level 3

	(in thousands)
Liabilities
Acquisition-related contingent consideration	$4,400	—	—	$4,400

	Fair Value Measurements at December 31, 2025
	Total	Level 1	Level 2	Level 3

	(in thousands)
Liabilities
Acquisition-related contingent consideration	$4,474	—	—	$4,474

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
The fair values of the contingent consideration arrangement of $4.4 million and $4.5 million, respectively, as of March 31, 2026 and December 31, 2025 were calculated using these inputs: (a) 2025 actual revenue of approximately $9.5 million; (b) growth ratio of 0.9 based on average revenue growth over the last two years; and (c) the fact that operating expense targets were met. The Company retains the option to settle the outstanding liability either in cash or in the Company’s common shares.
The Company settled outstanding liabilities related to 2024 revenues early in fiscal 2025. See Note 11 “Business Combinations” for additional information on the business acquisition.
The estimates are based, in part, on subjective assumptions and could differ materially in the future. During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at fair value using Level 3 inputs. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the three months ended

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2026 or during the year ended December 31, 2025.
The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments as follows:

Acquisition-related Contingent Consideration
(in thousands)
Balance at December 31, 2025	$4,474
Reclassification	—
Settlement	—
Change in fair value	(74)
Balance at March 31, 2026	$4,400

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
On February 21, 2024, the Company entered into a Second Amendment to the Credit Agreement, or the Second Amendment, which amended terms applicable to the two remaining available tranches during the date of agreement, Tranche C Term Loans and Tranche D Term Loans. The terms of the Tranche A Term Loans and Tranche B Term Loans were not modified.
On November 7, 2024, the Company entered into a Third Amendment to the Credit Agreement, or the Third Amendment. which amended terms applicable to the remaining available tranche during the date of agreement, the Tranche D Term Loans. The terms of the Tranche A Term Loans, Tranche B Term Loans and Tranche C Term Loans were not modified.
On September 29, 2025, the Company entered into a Fourth Amendment to the Credit Agreement, or the Fourth Amendment, which provided for the availability of the Tranche D Term Loans to commence as of the effective date of the amendment, notwithstanding the revenue milestone originally set forth in the Credit Agreement, and increased, effective September 28, 2025, the minimum liquidity that the Company and its subsidiaries are guarantors under the Credit Agreement are required to maintain from $25 million to $30 million.
Pursuant to the terms of the Credit Agreement, the Term Loans were advanced in four tranches:
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
The Term Loans were scheduled to mature on the 5-year anniversary of the Closing Date, or the Maturity Date. The Term Loans accrued interest at a rate equal to 9% per annum for Tranche A and Tranche B, 10% per annum for Tranche C and Tranche D, or, at any time following the Tranche C Funding Milestone and the Administrative Agent’s receipt of evidence that a gross sale threshold of $225 million in trailing twelve month gross sales have been met, 8.25% per annum. Accrued interest was due and payable in cash on the last business day of March, June, September, and December of each year; provided, however, that prior to the second anniversary of the Closing Date, the Company was able to pay an amount of interest on the outstanding Tranche A Term Loans and Tranche B Term Loans corresponding to 600 basis points of the interest rate in kind, or PIK, on each applicable payment date, subject to prior written notice delivered to the Administrative Agent, which the Company delivered. Each of the Term Loans was subject to the original issue discount of 2% of the principal amount thereof upon the drawing of each applicable tranche. Upon any payment or prepayment in full or in part of the Term Loans, whether voluntary or involuntary, the Company was required to pay an exit fee equal to 3% of the principal amount of the Term Loan paid, or the Exit Fee.
The Company was able to elect to prepay all or any portion of the amounts owed prior to the Maturity Date, provided that the Company provided notice to the Administrative Agent, the amount was not less than $5 million, and the amount was accompanied by all accrued and unpaid interest thereon through the date of prepayment, plus the applicable yield protection premium and the applicable Exit Fee. Prepayments of the Tranche A Term Loans and Tranche B Term Loans prior to the second anniversary of the Closing Date or prepayments of the Tranche C Term Loans or Tranche D Term Loans prior to the one-year anniversary of the applicable funding date were required to be accompanied by a yield protection premium equal to the sum of all interest that would have accrued through such second anniversary plus 4% of the principal amount so prepaid. Prepayments of the Term Loans after the second anniversary of the Closing Date in the case of Tranche A Term Loans and Tranche B Term Loans or the one year anniversary of the applicable funding date in the case of the Tranche C Term Loans and the Tranche D Term Loans but before, in each case, the third anniversary of the Closing Date, were required to be accompanied by a yield protection premium equal to 4% of the principal amount so prepaid if made prior to the third anniversary of the Closing Date, 2% if made on or after the third anniversary of the Closing Date but prior to the fourth anniversary of the Closing Date, and 0% if made on or after the fourth anniversary of the Closing Date. If the Term Loans were accelerated following the occurrence of an event of default, the Company was required to immediately pay to Lenders the sum of all obligations for principal, accrued interest, the applicable yield maintenance premium and the applicable Exit Fee. Under the Second Amendment, Tranche D Term Loans were modified to provide for a make whole plus 4% for any prepayments of the Tranche C Term Loans and Tranche D Term Loans during the one year period after their advance. The existing prepayment premium schedule was otherwise preserved. The Third Amendment did not modify the prepayment premium schedule.
Pursuant to the Credit Agreement, the obligations of the Company were guaranteed by its subsidiaries that were party thereto as guarantors. On the Closing Date, the Company and such subsidiaries entered into a U.S. Security Agreement in favor of the Administrative Agent on behalf of Lenders, or the U.S. Security Agreement. Pursuant to the U.S. Security Agreement, the Company and its subsidiaries party thereto granted the Administrative Agent a security interest in substantially all of its personal property, rights and assets to secure the payment of all amounts owed to Lenders under the Credit Agreement.
The Credit Agreement contained customary affirmative and restrictive covenants and representations and warranties. The Company and its subsidiaries were bound by certain affirmative covenants setting forth actions that were required during the term of the Credit Agreement, including, without limitation, certain information delivery requirements, obligations to maintain certain insurance, and certain notice requirements. Additionally, the Company and its subsidiaries were bound by certain restrictive covenants setting forth actions that were not permitted to be taken during the term of the Credit Agreement without prior written consent, including, without limitation, incurring certain additional indebtedness, consummating certain mergers, acquisitions or other business

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
combination transactions, or incurring any non-permitted lien or other encumbrance on the assets of the Company or any of its subsidiaries. The Credit Agreement also contained other customary provisions, such as confidentiality obligations and indemnification rights for the benefit of Lenders. The Credit Agreement contained financial covenants requiring (a) the Company to maintain minimum liquidity of at least $20 million from and after the Closing Date or $25 million from and after the funding of the Tranche B Term Loans, and (b) for each fiscal quarter until gross sales of the Company and its subsidiaries for any 12-consecutive month period were no less than $200 million, minimum gross sales of the Company and its subsidiaries for each consecutive 12-month period ending on the last day of each fiscal quarter in excess of 50% of specified target gross sales for such period. The Credit Agreement provided for a customary equity cure right in the event the Company fails to comply with the minimum gross sales covenant.
As of March 31, 2026, the effective interest rate under the Credit Agreement was 10.9%, and the weighted average interest rate was 9.2%. The Company elected to pay interest in kind on up to two-thirds of cash interest payments prior to the second anniversary of the Closing Date, resulting in a minimum initial cash interest rate of 3.0% for the Tranche A Term Loans and Tranche B Term Loans and 4.0% for the Tranche C Term Loans. The Company incurred $6.7 million and $5.8 million in interest expense during the three months ended March 31, 2026 and 2025, respectively. No principal payments were due on the Term Loans until the final maturity date on April 26, 2027.
As of March 31, 2026, $246.4 million was outstanding under the Credit Agreement representing the initial principal of $150 million for the Tranche A Term Loan, $25 million for the Tranche B Term Loan, $25 million for the Tranche C Term Loan, $25 million for the Tranche D Term Loan and $21.4 million of interest accrued into the principal balance.
The Company recorded Oaktree debt on the condensed consolidated balance sheets as follows:

	March 31, 2026	December 31, 2025
	(in thousands)
Principal	$246,367	$246,367
Net unamortized prepayment premium	2,225	1,155
Net carrying value of Oaktree debt	$248,592	$247,522

As of March 31, 2026, the Company was in compliance with all financial debt covenants.
On April 30, 2026, the Company entered into an Amended and Restated Credit Agreement and Guaranty, or the Amended Credit Agreement, pursuant to which the Lenders agreed to make new term loans to the Company in an aggregate principal amount of up to $300 million, or collectively, the New Term Loans. The proceeds of the New Term Loans were used in part to repay in full the outstanding obligations under the Credit Agreement, the terms of which were amended and restated by the Amended Credit Agreement. See Note 16 “Subsequent Events” for additional information on the Amended Credit Agreement.
7.     Leases
The Company recognizes lease liabilities and ROU assets upon commencement for all material leases with a term greater than 12 months. The Company has elected an expedient not to recognize leases with a lease term of 12 months or less on the balance sheet. These short-term leases are expensed on a straight-line basis over the lease term.
ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. When the rate implicit to the lease cannot be readily determined, the Company utilizes its incremental borrowing rate in determining the present value of the future lease payments. Lease liabilities are

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
accreted each period and reduced for payments. The ROU asset also includes other adjustments, such as for the effects of escalating rents, rent abatement or initial lease costs. The lease term may include periods covered by options to extend or terminate the lease when it is reasonably certain that the Company will exercise a renewal option, or reasonably certain it will not exercise an early termination option. For operating leases, lease expense for minimum lease payments is recognized on a straight-line basis over the expected lease term. For finance leases, the ROU asset depreciates on a straight-line basis over the shorter of the lease term or useful life of the ROU asset and the lease liability accretes interest based on the interest method using the discount rate determined at lease commencement. The Company’s finance leases are not material.
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
During the three months ended March 31, 2026, the Company earned income from subleasing a warehouse facility for the remaining life of an existing master lease. The sublease agreement did not release the Company from its obligations under the master lease, and no modifications were made to the lease agreement. Income from the sublease is recognized on a straight-line basis over the term of the agreement.
The Company’s lease and sublease agreements do not contain any termination options, material residual value guarantees, material bargain purchase options or material restrictive covenants. The Company does not have any lease transactions with related parties.
Total lease cost includes the following components:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Operating lease expense cost	$538	$518
Sublease income	(78)	(78)
Total lease cost, net of sublease income	$460	$440

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	March 31, 2026	December 31, 2025
Supplemental balance sheet information	(in thousands)
Operating lease right-of-use assets	$3,930	$4,339

Operating lease liabilities - short-term	$1,715	$1,712
Operating lease liabilities - long-term	2,407	2,820
Total operating lease liabilities	$4,122	$4,532

Weighted-average remaining lease term (years)
Operating leases	2.5	2.7

Weighted-average discount rate (%)
Operating leases	11.1%	11.2%

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities	(in thousands)
Operating cash outflows from operating lease expenses	$507	$517
Operating cash inflows from sublease	(85)	(83)
Operating cash outflows from operating leases, net of sublease income	$422	$434

ROU assets obtained in exchange for new lease liabilities
Operating leases	$—	$—

Maturities of lease liabilities as of March 31, 2026 were as follows:

Years Ending December 31,	Operating Leases
(in thousands)
2026 (remaining)	$1,553
2027	1,799
2028	944
2029	457
2030	85
Thereafter	36
Total future minimum lease payments	4,874
Less: Amount of lease payments representing interest	(752)
Present value of future minimum lease payments	$4,122

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The undiscounted future cash receipts from the Company’s sublease as of March 31, 2026 were as follows:

Years Ending December 31,	Sublease
(in thousands)
2026 (remaining)	$258
2027	355
2028	368
2029	316
Thereafter	—
Total undiscounted future sublease cash receipts	$1,297

8.    Shareholders’ Equity
Under the Company’s Amended and Restated Memorandum of Association and Articles of Association, or Articles, in effect as of March 31, 2026 and December 31, 2025, the Company has authorized an unlimited number of common shares with no par value.
As of March 31, 2026 and December 31, 2025, 29,793,081 and 29,713,024 common shares, respectively, were issued and 29,385,011 and 29,304,954 common shares, respectively, were outstanding.
During the three months ended March 31, 2026 and 2025, the Company granted stock options and RSUs to employees and contractors (see Note 10).
On November 7, 2024, the Company entered into a securities purchase agreement with a limited number of purchasers in connection with a registered direct offering of 765,696 common shares of the Company at a purchase price of $45.71 per share and pre-funded warrants to purchase up to 328,154 common shares at a price of $45.709 per share. On August 31, 2025, the Company issued up to 76,569 additional common shares and additional pre-funded warrants to purchase up to 32,814 common shares. These additional securities were issued for no additional consideration since the average closing price of the Company’s common shares on The Nasdaq Capital Market during the period from January 1, 2025 to August 31, 2025 did not exceed $45.71, which was the price per common share sold in the offering. Net proceeds to the Company from the offering, after deducting offering expenses, were approximately $49.7 million.
The Company had reserved common shares for future issuances as follows:

	March 31, 2026	December 31, 2025
Warrants to purchase common shares	659,403	659,403
Options to purchase common shares	1,451,002	1,428,878
Remaining shares available under the 2018 Equity Incentive Plan	2,825,860	2,230,340
Shares issuable on vesting of grants of RSUs	375,221	331,295
Remaining shares available under the 2018 ESPP	1,596,000	1,409,000
Total common shares reserved for future issuances	6,907,486	6,058,916

9.    Warrants
In January 2024, the Company issued pre-funded warrants for the purchase of 898,435 common shares to select institutional accredited investors at a fixed exercise price of $0.001 per share. In November 2024, the Company issued pre-funded warrants for the purchase of up to 360,968 common shares to a limited number of purchasers at a fixed exercise price of $0.001 per share.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
In September 2025, the Company issued pre-funded warrants for the purchase of up to 32,814 common shares to select investors at a fixed exercise price of $0.001 per share as part of a price protection stipulation within the securities purchase agreement entered into in November 2024.
During the three months ended March 31, 2026 and 2025, zero warrants were exercised. As of March 31, 2026 and December 31, 2025, warrants to purchase 659,403 common shares were outstanding and exercisable, as set forth in the table below.

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
Pursuant to the “evergreen” provision contained in the 2018 Plan, the number of common shares reserved for issuance under the 2018 Plan automatically increases on first day of each fiscal year, commencing on January 1, 2019, in an amount equal to the least of (1) 750,000 shares, (2) 4% of the total number of the Company’s common shares outstanding on the last day of the preceding fiscal year, or (3) a number of common shares as may be determined by the Company’s Board of Directors prior to any such increase date. On each of January 1, 2019 through 2026, the number of common shares authorized for issuance increased automatically by 750,000 shares in accordance with the evergreen provision, increasing the maximum number of common shares reserved under the 2018 Plan to 7,500,000.
During the periods presented, the Company recorded the following share-based compensation expense for stock

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
options and RSUs:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Sales, general and administrative	$2,680	$2,026
Research and development	323	408
Total stock compensation expense	$3,003	$2,434

Stock Options

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2025	1,428,247	$48.16	6.16	$35,902
Granted (weighted-average fair value $43.08 per share)	84,895	75.08
Exercised	(32,607)	30.91
Forfeited/canceled	(18,929)	62.44
Balances at March 31, 2026	1,461,606	$49.92	6.26	$19,605

As of March 31, 2026, 960,835 options were vested and exercisable with a weighted-average exercise price of $50.73 per share and a total aggregate intrinsic value of $13.2 million.
During the three months ended March 31, 2026, 32,607 options were exercised at a weighted-average price of $30.91 per share. The intrinsic value of the options exercised during the three months ended March 31, 2026 and 2025 was $1.2 million and $0.1 million, respectively. Upon the exercise of stock options, the Company issued new shares from its authorized shares.
At March 31, 2026, unrecognized compensation expense was $10.2 million related to stock options granted to employees and members of the Board of Directors and $1.7 million related to stock options granted to consultants. The weighted-average period over which such compensation expense will be recognized is 2.6 years.
Stock Options Granted to Employees
Share-based compensation expense for employees is based on the grant date fair value. The Company recognizes compensation expense for all share-based awards ratably on a straight-line basis over the requisite service period of the awards, which is generally the vesting term of four years. During the three months ended March 31, 2026 and 2025, the Company recognized $1.2 million and $1.6 million, respectively, of share-based compensation expense for stock options granted to employees.
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
▪Term. For employee stock options, the expected term represents the period that the Company’s share-based awards are expected to be outstanding. The Company uses the Staff Accounting Bulletin 110, or SAB 110, simplified method to calculate the expected term of employee stock options, which is the average of the contractual term and vesting period. Management believes the simplified method continues to provide a reasonable estimate of expected term based on the Company’s historical exercise experience and award characteristics. For consultant stock options, the term used is equal to the remaining contractual term on the measurement date.
▪Volatility. The Company determines the price volatility based on the historical volatilities of industry peers . Industry peers consist of several public companies in the medical device industry with comparable characteristics, including revenue growth, operating model and working capital requirements. In selecting this approach, management considered the relevance and representativeness of the Company’s historical share price volatility relative to the expected term of the awards, including the impact of market conditions, trading liquidity, and the Company’s evolving business and capital structure since becoming a public company.. Management believes that peer‑based volatility currently provides the most appropriate estimate of expected future volatility over the expected term of the awards. The Company reassesses the appropriateness of its volatility assumption on an ongoing basis and may incorporate a blended or company‑specific volatility measure in future periods as its historical trading data becomes more representative of expected future volatility or if other relevant circumstances change. The volatility is calculated based on the term on the measurement date.
▪Dividend Yield. The expected dividend assumption is based on the Company’s current expectations about its anticipated dividend policy. The Company has no expectation that it will declare dividends on its common shares, and therefore has used an expected dividend yield of zero.
The fair value of stock options granted to employees was estimated using the following assumptions:

	Three Months Ended March 31,
	2026	2025
Volatility	56%	55%
Risk-free interest rate	3.7% - 3.8%	4.1%
Term (in years)	6.25	6.25
Dividend yield	—	—

Stock Options Granted to Non-Employees
Share-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned using an accelerated attribution method. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered. For the three months ended March 31, 2026 and 2025, the Company recognized expense of $0.2 million and $0.1 million, respectively, for stock options granted to consultants.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The fair value of stock options granted to consultants was estimated using the following assumptions during the following periods presented:

	Three Months Ended March 31,
	2026	2025
Volatility	54%	54%
Risk-free interest rate	4.0%	4.3%
Term (in years)	10	10
Dividend yield	—	—

Restricted Stock
Each vested RSU entitles the holder to be issued one common share. These awards vest according to a vesting schedule determined by the Board of Directors or the Compensation Committee of the Company’s Board of Directors, generally over a one to four year period.
The following table represents RSU activity for fiscal 2026:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding unvested at December 31, 2025	330,937	$39.85
Granted	112,127	74.36
Vested	(56,385)	44.55
Forfeited/canceled	(5,377)	48.20
Outstanding unvested at March 31, 2026	381,302	$49.18

The fair value of RSUs is the grant date market value of common shares. The Company recognizes share-based compensation expense related to RSUs using a straight-line method over the vesting term of the awards. The share-based compensation expense for RSUs that vested during the three months ended March 31, 2026 and 2025, was $1.6 million and $0.7 million, respectively, which was calculated based on the market value of the Company’s common shares on the applicable grant date.
As of March 31, 2026, the Company had unrecognized share-based compensation cost of approximately $15.6 million associated with unvested awards of RSUs. This cost is expected to be recognized over a weighted-average period of approximately 2.6 years.
11.    Business Combinations
On October 1, 2024, European Distribution Center Motiva BV, or EDC, a wholly owned subsidiary of the Company, acquired 100% of the outstanding common shares of both Motiva Benelux BV, a distribution company in Belgium, and Motiva NL B.V., a distribution company in the Netherlands. The acquisition was intended to allow the Company to expand its market in Europe and achieve synergies and cost reductions by removing redundant processes.

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
The potential undiscounted amount of all future contingent payments that the Company could be required to make is not capped. The fair value of the contingent consideration arrangement of $1.0 million on the acquisition date was estimated by applying the income approach which used significant inputs that are not observable in the market (Level 3 inputs). Key assumptions included (a) a discount rate of 12.5%; (b) 2024 revenue of approximately $6.9 million (actual, assumed to be reliably forecasted as of the date of valuation); (c) 2025 revenue of approximately $9.5 million; and (d) that operating expense targets were met.
As of December 31, 2025, the amount recognized for the contingent consideration arrangement, the range of outcomes, and the assumptions used to develop the estimates had changed. The fair value of the contingent consideration arrangement of $4.5 million as of December 31, 2025 was calculated using these inputs: (a) 2025 actual revenue of approximately $9.5 million; (b) growth ratio of 0.9 based on average revenue growth over the last two years; and (c) the fact that operating expense targets were met. During the fourth quarter of fiscal 2025, the Company recognized an expense of $4.3 million in SG&A expenses related to the changes in the fair value of the contingent consideration.
As of March 31, 2026, the amount recognized for the contingent consideration arrangement, the range of outcomes, and the assumptions used to develop the estimates had not materially changed.
The following table summarizes the consideration still payable at March 31, 2026:

(in thousands)
Contingent consideration payable	$4,400
Consideration payable	310
Total liabilities	$4,710

This liability was settled in cash on April 15, 2026.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
12.    Net Loss Per Share
The following table summarizes the computation of basic and diluted net loss per share for the periods presented:

	Three Months Ended March 31,
	2026	2025
	(in thousands, except share and per share data)
Numerator:
Net loss	$(13,382)	$(20,710)
Denominator:
Weighted average common shares used for basic and diluted earnings per share	29,947,157	29,475,649
Net loss per share:
Basic and diluted	$(0.45)	$(0.70)

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
The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares:

	Three Months Ended March 31,
	2026	2025
Options to purchase common shares	1,451,002	1,643,039
Shares issuable on vesting of grants of RSUs	375,221	384,841
Total potentially dilutive shares outstanding	1,826,223	2,027,880

13.    Related Party Transactions
During each of the three months ended March 31, 2026 and 2025, the Company recorded revenue of $0.3 million for product sales to Herramientas Medicas, S.A., a distribution company owned by a family member of a member of the Company’s Board of Directors and the Company’s former Chief Executive Officer, Juan José Chacón Quirós. Accounts receivable owed to the Company from this distribution company amounted to approximately $0.4 million as of both March 31, 2026 and December 31, 2025.

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Regarding employee termination benefits, Costa Rican labor laws establish the payment of benefits in case of death, retirement or termination without cause. This compensation is calculated according to time served in the Company and the corresponding salary in the last six months of employment and is equal to between 19.5 and 22 days’ salary for each year served, up to a maximum of 8 years.
Company policy recognizes termination benefits as expenses of the period during which the termination occurs, when the legal obligation is assumed due to the aforementioned events.
As of March 31, 2026, the Company has 47 employees in Brazil and 9 employees in Argentina who are represented by a labor union.
15.     Commitments and Contingencies
Contingencies
Periodically, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. As of March 31, 2026 and December 31, 2025, contingent liabilities were not material, individually or in the aggregate, to the Company’s financial condition, results of operations or cash flows. However, any monetary liability or financial impact to the Company from these contingent liabilities could differ materially from the Company’s expectations.
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

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
16.    Subsequent Events
Final Payment for the 2024 Business Acquisition
On April 15, 2026, the Company paid $4.8 million as a final settlement for the October 1, 2024 business acquisition primarily consisting of the 2025 milestone payment.
Amendment to Credit Agreement
On April 30, 2026, or the Closing Date, the Company entered into the Amended Credit Agreement and Guaranty pursuant to which the Lenders agreed to make term loans to the Company in an aggregate principal amount of up to $300.0 million, or collectively, the New Term Loans.
Pursuant to the terms of the Amended Credit Agreement, the New Term Loans will be advanced in two tranches:
•The first tranche, or the Tranche E Term Loan, was advanced in the amount of $265.0 million on the Closing Date.
•The second tranche, or the Tranche F Term Loan, in an amount up to $35.0 million will be advanced upon the mutual consent of Lenders and the Company.
The New Term Loans will mature on April 30, 2031, or the Maturity Date. Approximately $259 million of the proceeds from the Tranche E Term Loan was used to repay all outstanding obligations under the Credit Agreement and transactions costs in connection with the New Term Loans.
The New Term Loans accrue interest at a rate equal to 8.75% per annum, subject to certain conditions. Accrued interest is due and payable in cash on the last business day of March, June, September, and December of each year, commencing on the first such date to occur after the Closing Date; provided, however, that prior to the first anniversary of the Closing Date, the Company may pay an amount of interest on the outstanding New Term Loans corresponding to 25, 50, 75 or 100% of the interest rate in kind, subject to prior written notice delivered to the Administrative Agent. If the Company elects to pay up to 50% of the interest rate in kind for any period, the Company will incur a step-up of 0.375% for such period, which shall be payable in cash, and if the Company elects to pay more than 50% of the interest rate in kind for any period, the Company will incur a step-up of 0.500% for such period, which shall be payable in cash. Further, the applicable interest rate will step down by 0.25% upon the Company’s achieving a gross leverage ratio of less than 4.0 to 1.0.
Each of the New Term Loans will be subject to original issue discount of 1% of the principal amount thereof upon the drawing of each applicable tranche. Upon any payment or prepayment in full or in part of the New Term Loans, whether voluntary or involuntary, the Company is required to pay an exit fee equal to 1.0% of the principal amount of the New Term Loan paid, or the New Exit Fee.
The Company may elect to prepay all or any portion of the amounts owed prior to the Maturity Date, provided that the Company provides notice to the Administrative Agent, the amount is not less than $5,000,000, and the amount is accompanied by all accrued and unpaid interest thereon through the date of prepayment, plus the applicable yield protection premium and the applicable New Exit Fee.
Prepayments of the Term Loans on or prior to the second anniversary of the funding date thereof will be accompanied by a yield protection premium equal to the present value of all interest that would have accrued on the principal amount prepaid through such date (discounted at the Treasury Rate plus 50 basis points), plus 2% of the principal amount so prepaid. Prepayments of the New Term Loans after the second anniversary of the funding date thereof but on or prior to the third anniversary of such date will be accompanied by a yield protection premium equal to 2% of the principal amount so prepaid. No yield protection premium will be required for prepayments of the New Term Loans made after the third anniversary of the funding date thereof.
Pursuant to the Amended Credit Agreement, the obligations of the Company are guaranteed by its subsidiaries that are party thereto as guarantors.
The Amended Credit Agreement contains customary affirmative and restrictive covenants and representations and warranties. The Company and its subsidiaries are bound by certain affirmative covenants setting forth actions

ESTABLISHMENT LABS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
that are required during the term of the Amended Credit Agreement, including, without limitation, certain information delivery requirements, obligations to maintain certain insurance, and certain notice requirements. Additionally, the Company and its subsidiaries are bound by certain restrictive covenants setting forth actions that are not permitted to be taken during the term of the Amended Credit Agreement without prior written consent, including, without limitation, incurring certain additional indebtedness, consummating certain mergers, acquisitions or other business combination transactions, or incurring any non-permitted lien or other encumbrance on the assets of the Company or any of its subsidiaries. The Amended Credit Agreement also contains other customary provisions, such as confidentiality obligations and indemnification rights for the benefit of Lenders. The Amended Credit Agreement contains financial covenants requiring (a) the Company to maintain minimum liquidity of at least $30,000,000 and (b) minimum gross sales of the Company and its subsidiaries for each consecutive 12-month period ending on the last day of each fiscal quarter in excess of an amount set forth in the Amended Credit Agreement for such period. The Amended Credit Agreement provides for a customary equity cure right in the event the Company fails to comply with the minimum gross sales covenant.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors,” in Part I, Item 1A. of our Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 27, 2026. See “Special Note Regarding Forward-Looking Statements” above.
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
In September 2024, we received FDA approval to sell Motiva Implants in the United States.
Recent Developments
Regulatory and Operational Updates
On February 24, 2026, the Company announced a strategic leadership transition of Raj Denhoy, the then-current Chief Financial Officer, to Senior Vice President, Global Strategy, and the appointment of Cassandra “Sandra” Harris to Senior Vice President and Chief Financial Officer, effective March 9, 2026.
Financing Activities
On April 30, 2026, we entered into an Amended and Restated Credit Agreement and Guaranty, or the Amended Credit Agreement, together with certain of our subsidiaries as guarantors, the lenders from time to time party thereto, or the Lenders, and Oaktree Fund Administration, LLC, as administrative agent for the Lenders, pursuant to which the Lenders agreed to make term loans to the Company in an aggregate principal amount of up to $300 million. The first tranche was advanced in the amount of $265 million on April 30, 2026. Approximately $259 million of the proceeds from the Tranche E Term Loan was used to repay in full the obligations under the Credit Agreement and transaction costs in connection with the New Term Loans. See Note 16 “Subsequent Events” for additional information.
Financial Highlights
Our revenue for the three months ended March 31, 2026 and 2025 was $59.9 million and $41.4 million, respectively, an increase of $18.5 million, or 44.7%. Net losses were $13.4 million for the three months ended March 31, 2026 as compared to $20.7 million for the three months ended March 31, 2025. As of March 31, 2026 we had an accumulated deficit of $509.1 million.
Our cash balance as of March 31, 2026 was $68.1 million.

Critical Accounting Policies, Significant Judgments and Use of Estimates
This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with the generally accepted accounting principles in the United States of America, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities. Our estimates are based on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities. Actual results may differ from these estimates. We believe that the critical accounting policies discussed in our Annual Report on Form 10-K are essential to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s estimates and judgments.
We identified certain critical accounting policies that affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements for the year ended December 31, 2025 included in our Annual Report on Form 10-K filed with the SEC on February 27, 2026, which we disclosed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations―Critical Accounting Policies, Significant Judgments and Use of Estimates in the Annual Report on Form 10-K. We have not made any material changes to these policies as previously disclosed in the Form 10-K.

Consolidated Results of Operations
The following table sets forth our results of operations for the periods presented, in dollars:

	Three Months Ended March 31,
	2026	2025
	(unaudited) (in thousands)
Revenue	$59,877	$41,377
Cost of revenue	17,542	13,569
Gross profit	42,335	27,808
Operating expenses:
Sales, general and administrative	43,605	39,699
Research and development	5,241	5,055
Total operating expenses	48,846	44,754
Loss from operations	(6,511)	(16,946)
Interest expense	(7,088)	(5,853)
Other income, net	505	3,003
Loss before income taxes	(13,094)	(19,796)
Provision for income taxes	(288)	(914)
Net loss	$(13,382)	$(20,710)

Comparison of the Three Months Ended March 31, 2026 and 2025

	Three Months Ended March 31,
	2026	2025
	(unaudited) (in thousands)
Revenue	$59,877	$41,377
Cost of revenue	17,542	13,569
Gross profit	$42,335	$27,808
Gross margin	70.7%	67.2%

Revenue
Revenue increased $18.5 million, or 44.7%, to $59.9 million for the three months ended March 31, 2026 as compared to $41.4 million for the three months ended March 31, 2025. The increase was primarily due to a $13.5 million increase in sales in the United States. Outside of the United States, sales increased by $5.0 million primarily in the Asia-Pacific region and Latin America while sales in EMEA remained relatively stable.
Cost of Revenue and Gross Margin
Cost of revenue increased $3.9 million, or 28.7%, to $17.5 million for the three months ended March 31, 2026 compared to $13.6 million for the three months ended March 31, 2025. The increase in cost of revenue is in line with the increase in revenue.
Gross margin increased to 70.7% for the three months ended March 31, 2026 compared to 67.2% for the three months ended March 31, 2025, primarily due to a favorable impact from sales within the United States due to higher selling prices in that region partially offset by an increase in inventory obsolescence reserve.
Operating Expenses

	Three Months Ended March 31,
	2026	2025
	(unaudited) (in thousands)
Sales, general and administrative	$43,605	$39,699
Research and development	5,241	5,055
Total operating expenses	$48,846	$44,754

Sales, General and Administrative Expense
SG&A expense increased $3.9 million, or 9.8%, to $43.6 million for the three months ended March 31, 2026, compared to $39.7 million for the three months ended March 31, 2025. The increase in SG&A was primarily due to an increase in personnel and consulting costs and freight associated with higher sales partially offset by a decrease in bad debt expense and sales and marketing expenses.
Research and Development Expense
R&D expense remained relatively consistent at $5.2 million for the three months ended March 31, 2026, compared to $5.1 million for the three months ended March 31, 2025.
Interest Expense
Interest expense was $7.1 million for the three months ended March 31, 2026, compared to $5.9 million for the three months ended March 31, 2025. The increase was primarily due to an increase in debt principal.
Provision for Income Taxes
Provision for income taxes decreased $0.6 million, or 66.7%, to $0.3 million for the three months ended March 31,

2026, compared to $0.9 million for the three months ended March 31, 2025. The change in the provision for income taxes is primarily due to a decrease in pre-tax income in certain foreign jurisdictions.
Other Income, Net
Other income, net decreased $2.3 million to a gain of $0.5 million for the three months ended March 31, 2026, compared to a gain of $2.8 million for the three months ended March 31, 2025. The decrease was primarily due to the foreign currency fluctuations of the Brazilian real and euro as compared to the U.S. dollar in fiscal 2026 and 2025, resulting in a foreign currency transaction loss of $0.3 million, the majority of which remains unrealized, for the three months ended March 31, 2026, compared to a $2.8 million gain for the three months ended March 31, 2025.
Liquidity and Capital Resources
As of March 31, 2026, we had an accumulated deficit of $509.1 million. Since our inception, we have generated losses and expect to continue to generate losses in the near term. We have financed our operations through a combination of equity financings and debt financings and from cash generated from operations, primarily from the collection of accounts receivable resulting from sales. Our historical cash outflows have primarily been associated with cash used for operating activities such as expansion of our sales and marketing and distributor infrastructure, investing in inventory, R&D activities, asset acquisitions, capital improvements, including our new manufacturing facility, and other working capital needs. As of March 31, 2026 and December 31, 2025, we had cash of $68.1 million and $75.6 million, respectively.
As described above under “Recent Developments - Financing Activities,” in April 2026, we entered into the Amended Credit Agreement, which provided for new term loans in an aggregate principal amount of up to $300 million. The first tranche was advanced in the amount of $265 million on April 30, 2026. Approximately $259 million of the proceeds from the Tranche E Term Loan was used to repay in full outstanding obligations under the Credit Agreement and transaction costs in connection with the New Term Loans. See Note 16 “Subsequent Events” for additional information regarding the Amended Credit Agreement.
Our short-term liquidity requirements consist primarily of operating expenses and interest payments on the Amended Credit Agreement and other short-term borrowings described above. We believe that our available cash and cash from operations will be sufficient to satisfy our liquidity requirements for at least the next 12 months, including our contractual and other obligations summarized in our Annual Report on Form 10-K for the year ended December 31, 2025 under “Material Cash Requirements.” Our long-term liquidity needs consist primarily of operating expenses, including expected increases in SG&A and R&D expenses related to our clinical trials, regulatory compliance and product development and funds necessary to pay for the interest and principal payment on our Term Loans (as defined above). Our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect.
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

Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Three Months Ended March 31,
	2026	2025
	(unaudited) (in thousands)
Net cash used in:
Operating activities	$(4,310)	$(20,725)
Investing activities	(1,960)	(1,336)
Financing activities	(864)	(203)
Effect of exchange rate changes on cash	(337)	1,095
Net decrease in cash	$(7,471)	$(21,169)

Net Cash Used in Operating Activities
Net cash used in operating activities of $4.3 million for the three months ended March 31, 2026 was primarily comprised of a net loss of $13.4 million, partially offset by $3.0 million of share-based compensation expense, $2.5 million of non-cash depreciation and amortization expense, $1.3 million change in provision for inventory obsolescence, $1.1 million change in operating assets and liabilities and $1.1 million of non-cash interest expense due to accretion of debt discounts.
Net cash used in operating activities of $20.7 million for the three months ended March 31, 2025 was primarily comprised of a net loss of $20.7 million, $5.2 million change in operating assets and liabilities, and $3.5 million of unrealized foreign currency gain, partially offset by $2.4 million of share-based compensation expense, $2.3 million of non-cash depreciation and amortization expense, a $1.7 million change in allowance for credit losses, $0.8 million of non-cash interest expense due to accretion of debt discounts, $0.7 million change in provision for inventory obsolescence, a $0.4 million loss from disposal of property and equipment, $0.2 million of right-to-use asset amortization and $0.1 million in stock compensation in lieu of cash fees.
Net Cash Used in Investing Activities
Net cash used in investing activities of $2.0 million for the three months ended March 31, 2026 primarily reflected $1.9 million in purchases of property and equipment primarily driven by the development of an enterprise resource planning system for the U.S. legal entity.
Net cash used in investing activities of $1.3 million for the three months ended March 31, 2025 primarily consisted $0.8 million in purchases of property and equipment, $0.3 million in cash paid related to business acquisitions of Motiva Benelux BV and Motiva NL BV and $0.3 million in costs incurred for intangible assets primarily driven by the development of an enterprise resource planning system for the U.S. launch of Motiva Implants.
Net Cash Used in/Provided by Financing Activities
Net cash used in financing activities of $0.9 million for the three months ended March 31, 2026 primarily reflected a $1.2 million repayment of short-term notes payable for insurance premium financing and $0.7 million paid to satisfy tax withholding obligations upon the vesting of restricted stock, partially offset by $1.0 million in proceeds received for stock option exercises.
Net cash provided by financing activities of $0.2 million for the three months ended March 31, 2025 primarily reflected $0.3 million paid to satisfy tax withholding obligations upon the vesting of restricted stock, partially offset by $0.1 million in proceeds received for stock option exercises
Material Cash Requirements
Other than as described above with respect to the Amended Credit Agreement, our material cash requirements have not changed materially from those included in our Annual Report on Form 10-K filed with the SEC on February 27, 2026.

Indebtedness
As of March 31, 2026, $246.4 million was outstanding under the Credit Agreement, representing the initial principal of $150 million for the Tranche A Term Loan, $25 million for the Tranche B Term Loan, $25 million for the Tranche C Term Loan, $25 million for the Tranche D Term Loan and $21.4 million of interest accrued into the principal balance. See “Liquidity and Capital Resources” above and Note 6 “Debt” for additional information.
On April 30, 2026, we entered into the Amended Credit Agreement, which provided for new term loans in an aggregate principal amount of up to $300 million. The first tranche was advanced in the amount of $265 million on April 30, 2026. Approximately $259 million of the proceeds from the Tranche E Term Loan was used to repay in full outstanding obligations under the Credit Agreement and transaction costs in connection with the New Term Loans. See Note 16 “Subsequent Events” for additional information regarding the Amended Credit Agreement.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk during the three months ended March 31, 2026 has not materially changed from what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. See Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of March 31, 2026, the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report at the reasonable assurance level.
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
ITEM 1A. RISK FACTORS
We have described under the heading “Risk Factors” included in Part I, Item 1A. in our Form 10-K filed with the SEC on February 27, 2026, a number of risks and uncertainties that could cause our actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. There have been no material changes from these risk factors previously described in our Form 10-K filed with the SEC on February 27, 2026. These risks and uncertainties are not the only risks facing us. Additional risks and uncertainties not presently known to us or that we currently deem not material may also adversely affect our business, financial condition, results of operations or the market price of our common stock.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
Insider Trading Arrangements
On March 6, 2026, Nicholas Lewin, our chairman of the Board of Directors, adopted a Rule 10b5-1 trading plan pursuant to which up to 100,000 common shares may be sold in accordance with the trading plan’s specifications. The shares subject to the plan will sell starting on June 8, 2026 if a pre-established stock price threshold of $101 per share is met. The trading plan will expire once all of the shares have been sold or on November 30, 2026, whichever is earlier. Actual sale transactions will be disclosed publicly through Form 4 filings with the Securities and Exchange Commission, as required.

ITEM 6. EXHIBITS
(a)     Exhibits.

Exhibit Number	Description of Exhibit	Incorporation by Reference
3.1	Memorandum and Articles of Association of the Registrant	Incorporated by reference from Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on May 31, 2023
10.1	Employment Agreement by and between Registrant and Cassandra Harris, dated February 23, 2026	Incorporated by reference from Exhibit 10.24 to Registrant’s Annual Report on Form 10-K filed February 27, 2026
10.2
Credit Agreement and Guaranty, dated as of April 30, 2026, by and among Establishment Labs Holdings Inc., its subsidiaries party thereto as guarantors, the lenders from time to time party thereto, and Oaktree Fund Administration, LLC, as administrative agent for the lenders
Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 30, 2026
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

ESTABLISHMENT LABS HOLDINGS INC.

		By:	/s/ Filippo “Peter” Caldini

Date:	May 8, 2026	Name:	Filippo “Peter” Caldini
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2026	By:	/s/ Cassandra “Sandra” Harris

		Name:	Cassandra “Sandra” Harris
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)
(Authorized Representative in the United States)