Form 10-Q
period 2026-06-30
ESTABLISHMENT LABS HOLDINGS INC.
filed 2026-08-07
CIK 1688757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
The number of the registrant’s common shares outstanding as of August 6, 2026 was 29,801,891.

i

EXPLANATORY NOTE
In this report, unless the context indicates otherwise, the terms “Establishment Labs,” “Company,” “we,” “us” and “our” refer to Establishment Labs Holdings Inc., a British Virgin Islands entity, and its consolidated subsidiaries.
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

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$71,157	$75,572
Accounts receivable, net of allowance of credit losses of $6.5 million and $6.8 million at June 30, 2026 and December 31, 2025, respectively	75,650	77,497
Inventory	84,983	85,611
Prepaid expenses and other current assets	15,940	11,260
Total current assets	247,730	249,940
Long-term assets:
Property and equipment, net of accumulated depreciation and amortization of $28.0 million and $26.2 million at June 30, 2026 and December 31, 2025, respectively	73,998	75,615
Goodwill	1,209	1,209
Intangible assets, net of accumulated amortization of $13.3 million and $11.9 million at June 30, 2026 and December 31, 2025, respectively	9,430	9,942
Right-of-use operating lease assets, net	3,508	4,339
Other non-current assets	16,051	16,122
Total assets	$351,926	$357,167
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$32,841	$43,109
Accrued liabilities	17,344	18,856
Other liabilities, short-term	14,373	20,177
Total current liabilities	64,558	82,142
Long-term liabilities:
Note payable, net	261,702	247,522
Operating lease liabilities, long-term	1,972	2,820
Other liabilities, long-term	2,087	1,136
Total liabilities	330,319	333,620
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common shares — zero par value, unlimited amount authorized; 30,201,123 and 29,713,024 shares issued at June 30, 2026 and December 31, 2025, respectively; 29,793,053 and 29,304,954 shares outstanding at June 30, 2026 and December 31, 2025, respectively	450,587	433,378
Additional paid-in-capital	92,603	87,624
Treasury shares, at cost, 408,070 shares held at June 30, 2026 and December 31, 2025	(2,854)	(2,854)
Accumulated deficit	(520,886)	(495,756)
Accumulated other comprehensive income	2,157	1,155
Total shareholders’ equity	21,607	23,547
Total liabilities and shareholders’ equity	$351,926	$357,167

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$67,542	$51,300	$127,419	$92,677
Cost of revenue	19,831	16,028	37,373	29,597
Gross profit	47,711	35,272	90,046	63,080
Operating expenses:
Sales, general and administrative	46,905	44,176	90,510	83,875
Research and development	5,096	5,203	10,337	10,258
Total operating expenses	52,001	49,379	100,847	94,133
Loss from operations	(4,290)	(14,107)	(10,801)	(31,053)
Interest income	36	91	62	341
Interest expense	7,034	5,956	14,122	11,809
Other (income) loss, net	454	(4,383)	(25)	(7,136)
Loss before income taxes	(11,742)	(15,589)	(24,836)	(35,385)
Provision for income taxes	6	1,004	294	1,918
Net loss	$(11,748)	$(16,593)	$(25,130)	$(37,303)

Basic and diluted net loss per share	$(0.39)	$(0.57)	$(0.84)	$(1.29)
Weighted average outstanding shares used for basic and diluted net loss per share	30,121,685	28,913,811	30,037,826	28,882,108

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(11,748)	$(16,593)	$(25,130)	$(37,303)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(210)	(3,530)	1,002	(3,658)
Other comprehensive income (loss)	(210)	(3,530)	1,002	(3,658)
Comprehensive loss	$(11,958)	$(20,123)	$(24,128)	$(40,961)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Shareholders’ Equity
(In thousands, except share data)
(Unaudited)

	Common Shares		Treasury Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2026	29,713,024	$433,378	(408,070)	$(2,854)	$87,624	$(495,756)	$1,155	$23,547
Issuance of common shares in lieu of cash compensation	1,716	97	—	—	—	—	—	97
Stock option exercises	32,607	1,008	—	—	—	—	—	1,008
Share-based compensation	56,385	56	—	—	2,947	—	—	3,003
Shares withheld to cover income tax obligation upon vesting of restricted stock	(10,651)	(10)	—	—	(692)	—	—	(702)
Foreign currency translation gain	—	—	—	—	—	—	1,212	1,212
Net loss	—	—	—	—	—	(13,382)	—	(13,382)
Balance at March 31, 2026	29,793,081	434,529	(408,070)	(2,854)	89,879	(509,138)	2,367	14,783
Issuance of common shares in lieu of cash compensation	1,131	97	—	—	—	—	—	97
Stock option exercises	367,885	15,922	—	—	—	—	—	15,922
Share-based compensation	43,018	43	—	—	2,995	—	—	3,038
Shares withheld to cover income tax obligation upon vesting of restricted stock	(3,992)	(4)	—	—	(271)	—	—	(275)
Foreign currency translation loss	—	—	—	—	—	—	(210)	(210)
Net loss	—	—	—	—	—	(11,748)	—	(11,748)
Balance at June 30, 2026	30,201,123	$450,587	(408,070)	$(2,854)	$92,603	$(520,886)	$2,157	$21,607

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

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(25,130)	$(37,303)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,899	4,690
Provision (recoveries) for credit losses	(214)	1,964
Share-based compensation	6,235	5,827
Loss (gain) from disposal of property and equipment	113	(8)
Unrealized foreign currency loss (gain), net	2,675	(9,481)
Amortization of right-to-use asset	461	472
Non-cash loss on contract termination	—	543
Non-cash interest expense, amortization of debt discount and debt issuance costs	5,719	1,556
Changes in operating assets and liabilities:
Accounts receivable	1,825	(3,686)
Inventory	886	(14,118)
Prepaid expenses and other current assets	(3,064)	(770)
Other assets	62	450
Accounts payable	(10,238)	11,385
Accrued liabilities	(1,727)	646
Operating lease liabilities	(512)	(467)
Other liabilities	(2,902)	(1,178)
Net cash used in operating activities	(20,912)	(39,478)
Cash flows from investing activities:
Purchases of property and equipment	(5,511)	(2,377)
Cash used in business acquisitions, net of cash acquired	—	(307)
Cost incurred for intangible assets	(98)	(723)
Net cash used in investing activities	(5,609)	(3,407)
Cash flows from financing activities:
Borrowings under Oaktree credit agreement	265,000	—
Repayment of Oaktree credit agreement	(246,367)	—
Payment of financing fees, Oaktree debt	(10,006)	—
Borrowings on short-term notes payable	—	5,000
Repayments of short-term notes payable for insurance premium financing	(1,981)	—
Proceeds from stock option exercises	16,930	352
Tax payments related to shares withheld upon vesting of restricted stock	(977)	(426)
Net cash provided by financing activities	22,599	4,926
Effect of exchange rate changes on cash and cash equivalents	(493)	2,251
Net decrease in cash and cash equivalents	(4,415)	(35,708)
Cash and cash equivalents at beginning of period	75,572	90,347
Cash and cash equivalents at end of period	$71,157	$54,639

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Supplemental disclosures of non-cash investing and financing activities:
Unpaid balance for property and equipment	$272	$112
Unpaid balance for intangible assets	$699	$365
Equity consideration in a business acquisition	$—	$3,556
Contingent consideration payable related to a business acquisition	$—	$317
Consideration payable related to business acquisition	$—	$198
Issuance of common shares to settle contract termination	$—	$1,320
Exit fee obligations for Oaktree debt	$2,689	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Formation and Business of the Company
Establishment Labs Holdings Inc. along with its wholly owned subsidiaries, or the Company, is a global company that manufactures and markets innovative medical devices for aesthetic and reconstructive plastic surgery. The Company was established in the British Virgin Islands on October 9, 2013, at which time Establishment Labs, S.A., the Costa Rican manufacturing company, was reincorporated as a wholly-owned subsidiary. The Company operates through wholly owned subsidiaries in multiple international jurisdictions.
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
The condensed consolidated financial statements include the Company’s accounts and those of its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Unaudited Interim Condensed Consolidated Financial Information
The accompanying interim condensed consolidated financial statements as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025, and the related interim information contained within the notes to the condensed consolidated financial statements, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to state fairly the Company’s financial position as of June 30, 2026, and the results of its operations and cash flows for the six months ended June 30, 2026 and 2025. Such adjustments are of a normal and recurring nature. The results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full fiscal year 2026, or for any future period.
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

ESTABLISHMENT LABS HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Revenue
Revenue was generated in these primary geographic markets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
OUS*	$42,849	$41,048	83,132	$76,330
US	24,693	10,252	44,287	16,347
Total revenue	$67,542	$51,300	$127,419	$92,677

* Includes all geographies outside of the United States.
Inventory, Net

	June 30, 2026	December 31, 2025
	(in thousands)
Raw materials	$33,782	$35,161
Work in process	2,502	2,842
Finished goods	48,699	47,608
Total inventory, net	$84,983	$85,611

As of June 30, 2026 and December 31, 2025, $17.7 million and $14.1 million of inventory was on consignment, respectively.
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

ESTABLISHMENT LABS HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy at June 30, 2026:

Fair Value Measurements at June 30, 2026
	Total	Level 1	Level 2	Level 3

(in thousands)
Liabilities
Acquisition-related contingent consideration	$—	—	—	$—

	Fair Value Measurements at December 31, 2025
	Total	Level 1	Level 2	Level 3

	(in thousands)
Liabilities
Acquisition-related contingent consideration	$4,474	—	—	$4,474

The fair value measurement of contingent consideration related to the business acquisition completed in fiscal 2024 represents the contingent consideration arrangement from the Company’s acquisition of Motiva Benelux B.V., a distribution company in Belgium, and Motiva NL B.V., a distribution company in Netherlands, on October 1, 2024. Under this contingent consideration arrangement, the Company is required to pay the former owners an amount equal to the total revenue for fiscal year 2024 and 2025 multiplied by a multiple based on the relevant revenue growth rate realized in that particular fiscal year versus the prior year (ratio ranges from 0.5 to 0.9). The potential undiscounted amount of all future contingent payments that the Company could be required to make is not capped.
On April 15, 2026, the Company settled outstanding liabilities and paid $4.8 million as a final settlement, primarily consisting of the contingent consideration for the 2025 milestone and $0.3 million as a final non-contingent contractual payment. The fair value of the contingent consideration arrangement was $4.5 million as of December 31, 2025, which was calculated using the following inputs: (a) 2025 actual revenue of approximately $9.5 million; (b) growth ratio of 0.9 based on average revenue growth over the last two years; and (c) the fact that operating expense targets were met.
The estimates were based, in part, on subjective assumptions. During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at fair value using Level 3 inputs.

ESTABLISHMENT LABS HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments as follows:

Acquisition-related Contingent Consideration
(in thousands)
Balance at December 31, 2025	$4,474
Reclassification	—
Settlement	(4,494)
Change in fair value	20
Balance at June 30, 2026	$—

The change in fair value was related to the foreign currency fluctuations.
4.    Debt
Amended Oaktree Credit Agreement
Prior to April 30, 2026, the Company was party to a Credit Agreement with Oaktree Fund Administration, LLC, as administrative agent, which provided for up to $225.0 million of secured term loans funded in four tranches. The facility bore interest at rates ranging from 8.25% to 10.0% per annum, was subject to a 2% original issue discount and certain exit and prepayment fees, and was guaranteed by certain subsidiaries of the Company and secured by substantially all of the assets of the Company and the guarantor subsidiaries. The Credit Agreement contained customary affirmative and negative covenants, including minimum liquidity and revenue-based financial covenants.
On April 30, 2026, or the Closing Date, the Company entered into an Amended and Restated Credit Agreement and Guaranty, or the Amended Credit Agreement, together with certain of its subsidiaries as guarantors, the lenders from time to time party thereto and Oaktree Fund Administration, LLC, as administrative agent, pursuant to which the lenders agreed to make term loans to the Company in an aggregate principal amount of up to $300.0 million, or collectively, the New Term Loans. Approximately $259.0 million of the proceeds from the initial borrowing under the Amended Credit Agreement was used to repay all outstanding obligations under the prior Credit Agreement and to pay transaction costs associated with the New Term Loans.
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

ESTABLISHMENT LABS HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Each of the New Term Loans will be subject to an original issue discount of 1% of the principal amount thereof upon the drawing of each applicable tranche. Upon any payment or prepayment in full or in part of the New Term Loans, whether voluntary or involuntary, the Company is required to pay an exit fee equal to 1.0% of the principal amount of the New Term Loan paid, or the New Exit Fee.
The Company may elect to prepay all or any portion of the amounts owed prior to the Maturity Date, provided that the Company provides notice to the Administrative Agent, the amount is not less than $5,000,000, and the amount is accompanied by all accrued and unpaid interest thereon through the date of prepayment, plus the applicable yield protection premium and the applicable New Exit Fee.
Prepayments of the New Term Loans on or prior to the second anniversary of the funding date thereof will be accompanied by a yield protection premium equal to the present value of all interest that would have accrued on the principal amount prepaid through such date (discounted at the Treasury Rate plus 50 basis points), plus 2% of the principal amount so prepaid. Prepayments of the New Term Loans after the second anniversary of the funding date thereof but on or prior to the third anniversary of such date will be accompanied by a yield protection premium equal to 2% of the principal amount so prepaid. No yield protection premium will be required for prepayments of the New Term Loans made after the third anniversary of the funding date thereof.
Pursuant to the Amended Credit Agreement, the obligations of the Company are guaranteed by its subsidiaries that are party thereto as guarantors.
The Amended Credit Agreement contains customary affirmative and restrictive covenants and representations and warranties. The Company and its subsidiaries are bound by certain affirmative covenants setting forth actions that are required during the term of the Amended Credit Agreement, including, without limitation, certain information delivery requirements, obligations to maintain certain insurance, and certain notice requirements. Additionally, the Company and its subsidiaries are bound by certain restrictive covenants setting forth actions that are not permitted to be taken during the term of the Amended Credit Agreement without prior written consent, including, without limitation, incurring certain additional indebtedness, consummating certain mergers, acquisitions or other business combination transactions, or incurring any non-permitted lien or other encumbrance on the assets of the Company or any of its subsidiaries. The Amended Credit Agreement also contains other customary provisions, such as confidentiality obligations and indemnification rights for the benefit of Lenders. The Amended Credit Agreement also contains financial covenants requiring (a) the Company to maintain minimum liquidity of at least $30,000,000 and (b) minimum gross sales of the Company and its subsidiaries for each consecutive 12-month period ending on the last day of each fiscal quarter in excess of an amount set forth in the Amended Credit Agreement for such period. The Amended Credit Agreement provides for a customary equity cure right in the event the Company fails to comply with the minimum gross sales covenant.
For lenders that continued as parties to the Amended Credit Agreement, the amendment was accounted for as a modification of the existing debt arrangement, and the existing unamortized debt issuance costs and debt discount related to these lenders continue to be amortized over the revised term of the facility along with new fees paid to such lenders. For new lenders replacing former lenders as parties to the Amended Credit Agreement, the amendment was accounted for as an extinguishment of the existing debt agreement resulting in the unamortized debt issuance costs and debt discount related to these lenders being written off and the new debt issuance costs and debt discount paid included in the balance of unamortized debt issuance costs and debt discount.
As of June 30, 2026, the effective interest rate under the Amended Credit Agreement was 9.7%. For the period following the Closing Date through June 30, 2026, the Company elected to pay interest in kind, or PIK, on 100% of the cash interest payment resulting in a step-up cash interest rate charge of 0.5%. The election is available quarterly through the second anniversary of the Closing Date. The Company incurred $6.4 million and $5.9 million in interest expense during the three months ended June 30, 2026 and 2025, respectively, and $13.2 million and $11.7 million in interest expense during the six months ended June 30, 2026 and 2025, respectively. No principal payments are due on the New Term Loans until the final maturity date on April 30, 2031.
As of June 30, 2026, $271.6 million was outstanding under the Amended Credit Agreement representing the initial principal of $265.0 million for the Tranche E Term Loan, paid in kind interest of $3.9 million accrued into the principal balance, and the $2.7 million exit fee obligation to be paid upon exiting the facility.

ESTABLISHMENT LABS HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company recorded the debt arrangements on the condensed consolidated balance sheets as follows:

	June 30, 2026	December 31, 2025
	(in thousands)
Outstanding debt balance, including capitalized PIK interest	$271,618	$246,367
Accrued prepayment premium (Net unamortized issuance costs)	(9,916)	1,155
Net carrying value	$261,702	$247,522

As of June 30, 2026, the Company was in compliance with all financial debt covenants.
5.    Net Loss Per Share
The following table summarizes the computation of basic and diluted net loss per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands, except share and per share data)
Numerator:
Net loss	$(11,748)	$(16,593)	$(25,130)	$(37,303)
Denominator:
Weighted average common shares used for basic and diluted earnings per share	30,121,685	28,913,811	30,037,826	28,882,108
Net loss per share:
Basic and diluted	$(0.39)	$(0.57)	$(0.84)	$(1.29)

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
The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares:

	Six Months Ended June 30,
	2026	2025
Options to purchase common shares	1,070,821	1,676,567
Shares issuable on vesting of grants of RSUs	349,194	346,780
Total potentially dilutive shares outstanding	1,420,015	2,023,347

6.    Related Party Transactions
During the six months ended June 30, 2026 and 2025, the Company recorded revenue of $0.5 million and

ESTABLISHMENT LABS HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
$0.7 million, respectively, for product sales to Herramientas Medicas, S.A., a distribution company owned by a family member of a former member of the Company’s Board of Directors and the Company’s former Chief Executive Officer, Juan José Chacón Quirós. Accounts receivable owed to the Company from this distribution company amounted to approximately $0.3 million and $0.4 million as of both June 30, 2026 and December 31, 2025, respectively.
In June 2026, the Company entered into a Consulting and Royalty Agreement with Dr. Manuel Chacón Quirós, a family member of a former member of the Company’s Board of Directors and the Company’s former Chief Executive Officer, Juan José Chacón Quirós. Under the agreement, effective January 1, 2026, Dr. Chacón Quirós provides consulting, advisory, educational, and clinical support services and is entitled to receive royalty payments equal to 1% of annual net sales of qualifying Preservé products, subject to contractual terms and annual caps. The Company recorded expenses of $0.1 million for royalties to Dr. Chacón Quirós during the six months ended June 30, 2026.
On April 24, 2026, the Company granted a stock option award to Mr. Lewin of 19,561 options with a grant date fair value of $0.7 million for consulting services.
7.     Commitments and Contingencies
Contingencies
Periodically, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of June 30, 2026 and December 31, 2025, contingent liabilities were not material, individually or in the aggregate, to the Company’s financial condition, results of operations or cash flows. However, any monetary liability or financial impact to the Company from these contingent liabilities could differ materially from the Company’s expectations.
Patent Litigation
In 2025, the Company initiated patent enforcement actions relating to patents covering the surface architecture of its SmoothSilk silicone breast implants. The Company has asserted infringement claims against GC Aesthetics ParentCo Limited, et al., or the GCA Group, and Silimed Industria de Implantes LTDA, or Silimed, and is also defending challenges to the validity of the asserted patents. The matters involving the GCA Group are pending in Belgium and England, and the matters involving Silimed are pending in Brazil.
The Company believes its claims and defenses in these matters are meritorious, and it will continue to vigorously pursue them; however, the ultimate outcome of litigation is inherently uncertain. The Company's potential obligation in these matters is currently limited to possible reimbursement of a portion of the opposing parties' legal fees in jurisdictions where fee-shifting is customary. It is reasonably possible that an unfavorable outcome could result in such reimbursements. Given the current stages of these matters, the Company cannot reasonably estimate the potential range of legal fee exposure related to an unfavorable outcome.
Indemnification
The Company enters into standard indemnification arrangements in the ordinary course of business. Pursuant to these arrangements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party in connection with any trade secret, copyright, patent or other intellectual property infringement claim by any third-party with respect to the Company’s technology. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable because it involves claims that may be made against the Company in the future that have not yet been made.
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
In September 2024, we received FDA approval to sell Motiva Implants in the United States.
Recent Developments
Regulatory and Operational Updates
On June 29, 2026, the Company announced the appointment of Taylor Harris to its Board of Directors.
On February 24, 2026, the Company announced the appointment of Cassandra “Sandra” Harris to Senior Vice President and Chief Financial Officer, effective March 9, 2026, to succeed Raj Denhoy, the then-current Chief Financial Officer.
Financing Activities
On June 25, 2026, the Company was added as a member of the U.S. small-cap Russell 2000 Index as part of the 2026 Russell indexes reconstitution.
On April 30, 2026, the Company entered into an Amended and Restated Credit Agreement and Guaranty, or the Amended Credit Agreement, together with certain of our subsidiaries as guarantors, the lenders from time to time party thereto, or the Lenders, and Oaktree Fund Administration, LLC, as administrative agent for the Lenders, pursuant to which the Lenders agreed to make term loans to the Company in an aggregate principal amount of up to $300 million. The first tranche was advanced in the amount of $265 million on April 30, 2026. Approximately $259 million of the proceeds from the Tranche E Term Loan was used to repay in full the obligations under the Credit Agreement and transaction costs in connection with the New Term Loans. See Note 4 “Debt” for additional information.
Financial Highlights
Our revenue for the six months ended June 30, 2026 and 2025 was $127.4 million and $92.7 million, respectively, an increase of $34.7 million, or 37.5%. Net losses were $25.1 million for the six months ended June 30, 2026 as compared to $37.3 million for the six months ended June 30, 2025. As of June 30, 2026, we had an accumulated deficit of $520.9 million.
Our cash balance as of June 30, 2026 was $71.2 million.

Critical Accounting Policies, Significant Judgments and Use of Estimates
We identified certain critical accounting policies that affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements for the year ended December 31, 2025 included in our Annual Report on Form 10-K filed with the SEC on February 27, 2026, which we disclosed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations―Critical Accounting Policies, Significant Judgments and Use of Estimates in the Annual Report on Form 10-K. We have not made any material changes to these policies as previously disclosed in our Form 10-K filed with the SEC on February 27, 2026.

Consolidated Results of Operations
The following table sets forth our results of operations for the periods presented, in dollars:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(unaudited) (in thousands)
Revenue	$67,542	$51,300	$127,419	$92,677
Cost of revenue	19,831	16,028	37,373	29,597
Gross profit	47,711	35,272	90,046	63,080
Operating expenses:
Sales, general and administrative	46,905	44,176	90,510	83,875
Research and development	5,096	5,203	10,337	10,258
Total operating expenses	52,001	49,379	100,847	94,133
Loss from operations	(4,290)	(14,107)	(10,801)	(31,053)
Interest expense	7,034	5,956	14,122	11,809
Other (income) loss, net	418	(4,474)	(87)	(7,477)
Loss before income taxes	(11,742)	(15,589)	(24,836)	(35,385)
Provision for income taxes	6	1,004	294	1,918
Net loss	$(11,748)	$(16,593)	$(25,130)	$(37,303)

Comparison of Three Months Ended June 30, 2026 and 2025

	Three Months Ended June 30,
	2026	2025
	(unaudited) (in thousands)
Revenue	$67,542	$51,300
Cost of revenue	19,831	16,028
Gross profit	$47,711	$35,272
Gross margin	70.6%	68.8%

Revenue
Revenue increased $16.2 million, or 31.7%, to $67.5 million for the three months ended June 30, 2026 as compared to $51.3 million for the three months ended June 30, 2025. The increase was primarily due to a $14.4 million increase in sales in the United States and a $1.8 million increase in sales outside of the United States.
Cost of Revenue and Gross Margin
Cost of revenue increased $3.8 million, or 23.7%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase in cost of revenue was generally consistent with the increase in revenue, except as described below.
Gross margin increased to 70.6% for the three months ended June 30, 2026 as compared to 68.8% for the three months ended June 30, 2025. The increase was primarily attributable to a more favorable geographic sales mix, driven by higher selling prices on sales within the United States, direct market expansion outside the United

States and increased revenue from our minimally invasive product portfolio partially offset by an increase in inventory obsolescence reserve.
Operating Expenses

	Three Months Ended June 30,
	2026	2025
	(unaudited) (in thousands)
Sales, general and administrative	$46,905	$44,176
Research and development	5,096	5,203
Total operating expenses	$52,001	$49,379

Sales, General and Administrative Expense
Sales, general and administrative, or SG&A, expense increased $2.7 million, or 6.2%, to $46.9 million for the three months ended June 30, 2026, compared to $44.2 million for the three months ended June 30, 2025. The increase in SG&A was primarily due to a $1.9 million increase in professional fees associated with the Amended Credit Agreement, a $0.9 million increase in consulting fees and a $0.9 million increase in sales commissions associated with higher revenue partially offset by a $2.0 million decrease in sales and marketing expense.
Research and Development Expense
Research and development, or R&D, expense was relatively consistent at $5.1 million for the three months ended June 30, 2026, compared to $5.2 million for the three months ended June 30, 2025.
Interest Expense
Interest expense for the three months ended June 30, 2026 was $7.0 million as compared to $6.0 million for the three months ended June 30, 2025. The increase was primarily due to an increase in debt associated with the Amended Credit Agreement.
Provision for Income Taxes
Provision for income taxes decreased $1.0 million, or 99.4%, to $6 thousand for the three months ended June 30, 2026, compared to $1.0 million for the three months ended June 30, 2025. The change in the provision for income taxes is primarily due to the decrease in pre-tax income in certain U.S. and foreign jurisdictions.
Other (Income) Expense, Net
Other (income) expense, net, changed $4.9 million to a loss of $0.4 million for the three months ended June 30, 2026, compared to an income of $4.5 million for the three months ended June 30, 2025. The change was primarily due to foreign currency fluctuations of the euro and the Brazilian real as compared to the U.S. dollar in the second quarter of 2026 compared to the second quarter of 2025, resulting in a foreign currency transaction loss of $0.7 million for the three months ended June 30, 2026, the majority of which remains unrealized, compared to $5.0 million of income for the three months ended June 30, 2025. Interest income decreased $0.1 million.

Comparison of Six Months Ended June 30, 2026 and 2025

	Six Months Ended June 30,
	2026	2025
	(unaudited) (in thousands)
Revenue	$127,419	$92,677
Cost of revenue	37,373	29,597
Gross profit	$90,046	$63,080
Gross margin	70.7%	68.1%

Revenue
Revenue increased $34.7 million, or 37.5%, to $127.4 million for the six months ended June 30, 2026 as compared to $92.7 million for the six months ended June 30, 2025. The increase was primarily due to a $27.9 million increase in sales in the United States and a $6.8 million increase in sales outside of the United States.
Cost of Revenue and Gross Margin
Cost of revenue increased $7.8 million, or 26.3%, to $37.4 million for the six months ended June 30, 2026 compared to $29.6 million for the six months ended June 30, 2025. The increase in cost of revenue was primarily driven by higher revenue.
Gross margin increased to 70.7% for the six months ended June 30, 2026 compared to 68.1% for the six months ended June 30, 2025. The increase was primarily attributable to a more favorable geographic sales mix, driven by higher selling prices on sales within the United States, direct market expansion outside the United States and increased revenue from our minimally invasive product portfolio partially offset by an increase in inventory obsolescence reserve.
Operating Expenses

	Six Months Ended June 30,
	2026	2025
	(unaudited) (in thousands)
Sales, general and administrative	$90,510	$83,875
Research and development	10,337	10,258
Total operating expenses	$100,847	$94,133

Sales, General and Administrative Expense
SG&A expense increased $6.6 million, or 7.9%, to $90.5 million for the six months ended June 30, 2026, compared to $83.9 million for the six months ended June 30, 2025. The increase in SG&A was primarily due to a $1.9 million increase in professional fees associated with the Amended Credit Agreement, a $1.2 million increase in sales commissions associated with higher revenue, a $2.0 million increase in professional fees, a $4.0 million increase in personnel costs, and a $1.3 million increase in freight costs associated with higher revenue partially offset by a $3.2 million decrease in sales and marketing expense and a $1.9 million decrease in bad debt expense.
Research and Development Expense
R&D expense remained consistent at $10.3 million for the six months ended June 30, 2026, compared to $10.3 million for the six months ended June 30, 2025.

Interest Expense
Interest expense was $14.1 million for the six months ended June 30, 2026, compared to $11.8 million for the six months ended June 30, 2025. The increase was primarily due to an increase in debt associated with the Amended Credit Agreement.
Provision for Income Taxes
Provision for income taxes decreased $1.6 million, or 84.7%, to $0.3 million for the six months ended June 30, 2026, compared to $1.9 million for the six months ended June 30, 2025. The change in the provision for income taxes is primarily due to a decrease in pre-tax income in certain foreign jurisdictions.
Other (Income) Expense, Net
Other (income) expense, net decreased $7.4 million to an income of $0.1 million for the six months ended June 30, 2026, compared to an income of $7.5 million for the six months ended June 30, 2025. The decrease was primarily due to the foreign currency fluctuations of the Brazilian real and euro as compared to the U.S. dollar in fiscal 2026 and 2025, resulting in a foreign currency transaction loss of $1.0 million, the majority of which remains unrealized, for the six months ended June 30, 2026, compared to $7.8 million of income for the six months ended June 30, 2025. Interest income decreased $0.3 million.
Liquidity and Capital Resources
As of June 30, 2026, we had an accumulated deficit of $520.9 million. Since our inception, we have generated losses and expect to continue to generate losses in the near term. We have financed our operations through a combination of equity financings and debt financings and from cash generated from operations, primarily from the collection of accounts receivable resulting from sales. Our historical cash outflows have primarily been associated with cash used for operating activities such as expansion of our sales, marketing and distributor infrastructure, most recently in the United States, investing in inventory, R&D activities, asset acquisitions, capital improvements, including the expansion of our manufacturing facilities, and other working capital needs. As of June 30, 2026 and December 31, 2025, we had cash of $71.2 million and $75.6 million, respectively.
In April 2026, we entered into the Amended Credit Agreement, which provided for new term loans in an aggregate principal amount of up to $300 million. The first tranche was advanced in the amount of $265 million on April 30, 2026. Approximately $259 million of the proceeds from the Tranche E Term Loan was used to repay in full outstanding obligations under the Credit Agreement and transaction costs in connection with the New Term Loans. See Note 4 “Debt” for additional information regarding the Amended Credit Agreement.
Our short-term liquidity requirements consist primarily of operating expenses and interest payments on the Amended Credit Agreement and other short-term borrowings described above. We believe that our available cash and cash from operations will be sufficient to satisfy our liquidity requirements for at least the next 12 months, including our contractual and other obligations summarized in our Annual Report on Form 10-K for the year ended December 31, 2025 under “Material Cash Requirements.” Our long-term liquidity needs consist primarily of operating expenses, including expected increases in SG&A and R&D expenses related to our clinical trials, regulatory compliance and product development and funds necessary to pay for the interest and principal payment on our New Term Loans (as defined above). Our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect.
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
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Six Months Ended June 30,
	2026	2025
	(unaudited) (in thousands)
Net cash provided by (used in):
Operating activities	$(20,912)	$(39,478)
Investing activities	(5,609)	(3,407)
Financing activities	22,599	4,926
Effect of exchange rate changes on cash	(493)	2,251
Net decrease in cash	$(4,415)	$(35,708)

Net Cash Used in Operating Activities
Net cash used in operating activities of $20.9 million for the six months ended June 30, 2026 was primarily comprised of a net loss of $25.1 million and a $15.7 million change in operating assets and liabilities, partially offset by $6.2 million of share-based compensation expense, $5.7 million of non-cash interest expense due to accretion of debt discounts, $4.9 million of non-cash depreciation and amortization expense, $2.7 million of unrealized foreign currency loss, and $0.5 million of right-of-use asset amortization.
Net cash used in operating activities of $39.5 million for the six months ended June 30, 2025 was primarily comprised of a net loss of $37.3 million, $7.7 million change in operating assets and liabilities, and $9.5 million of unrealized foreign currency gain, partially offset by $5.6 million of share-based compensation expense, $4.7 million of non-cash depreciation and amortization expense, a $2.0 million change in allowance for credit losses, $1.6 million of non-cash interest expense due to accretion of debt discounts, a $0.5 million loss on contract termination, $0.5 million of right-of-use asset amortization and $0.2 million in stock compensation in lieu of cash fees.
Net Cash Used in Investing Activities
Net cash used in investing activities of $5.6 million for the six months ended June 30, 2026 primarily reflected $5.5 million in purchases of property and equipment at our Costa Rican entity.
Net cash used in investing activities of $3.4 million for the six months ended June 30, 2025 primarily consisted of $2.4 million in purchases of property and equipment, $0.7 million in costs incurred for intangible assets primarily driven by the development of an enterprise resource planning system for the U.S and $0.3 million in cash paid related to business acquisitions of Motiva Benelux B.V. and Motiva NL B.V..
Net Cash Provided by Financing Activities
Net cash provided by financing activities of $22.6 million for the six months ended June 30, 2026 primarily reflected a $265.0 million in borrowings under the Amended Credit Agreement and $16.9 million in proceeds received for stock option exercises, partially offset by $246.4 million used to repay borrowings under the previous Credit Agreement, $10.0 million used for debt discount and debt issuance costs, a $2.0 million repayment of short-term notes payable for insurance premium financing and $1.0 million paid to satisfy tax withholding obligations upon the vesting of restricted stock.
Net cash provided by financing activities of $4.9 million for the six months ended June 30, 2025 primarily reflected $5.0 million in proceeds received from borrowings under short-term notes payable and $0.4 million in proceeds received for stock option exercises, partially offset by $0.4 million paid to satisfy tax withholding obligations upon the vesting of restricted stock.
Material Cash Requirements
Other than as described above with respect to the Amended Credit Agreement, our material cash requirements have not changed materially from those included in our Annual Report on Form 10-K filed with the SEC on February 27, 2026.
Recent Accounting Pronouncements
Please refer to Note 2 “Summary of Significant Accounting Policies” in this Form 10-Q for information on recent accounting pronouncements and the expected impact on our unaudited condensed consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk during the six months ended June 30, 2026 has not materially changed from what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. See Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of June 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report at the reasonable assurance level.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Patent Litigation
On July 25, 2025, Silimed Industria de Implantes LTDA, or Silimed, filed a patent nullity lawsuit against Establishment Labs, S.A., a Costa Rica subsidiary of the Company, or ELSA, in the 1st Regional Federal Court (the Brazilian Federal Court), alleging that ELSA’s Patent No. BR112018072963-9 (the Process Patent), which is one of ELSA’s process patents concerning the manufacturing process for producing the surface architecture of its SmoothSilk silicone breast implants, is invalid. This matter will soon enter the evidence phase. It is estimated that, around the middle of 2027, the Brazilian Federal Court will hold a hearing on the merits.
On August 1, 2025, ELSA filed a patent infringement lawsuit against Silimed in the 2nd Regional Court for Business Jurisdiction and Disputes Related to Arbitration, Sao Paulo, Brazil (the Brazilian State Court) alleging that Silimed infringes ELSA’s Process Patent. It is estimated that, around the middle of 2027, the Brazilian State Court will hold a hearing on the merits.
On October 30, 2025, ELSA filed a patent infringement lawsuit against GC Aesthetics ParentCo Limited, et al., or the GCA Group, in the Unified Patent Court, Brussels Local Division, Belgium (the UPC Court), alleging that GCA infringes ELSA’s Patent No. EP 3 107 487 B1 (the UPC Patent), which is one of ELSA’s patents concerning the surface architecture of its SmoothSilk silicone breast implants. On February 16, 2026, GCA filed a statement of defense and counterclaim alleging, among other things, that the GCA Group does not infringe the UPC Patent and ELSA’s UPC Patent should be revoked in relevant jurisdictions. This matter is in the discovery, or disclosure, phase. On September 21, 2026, the UPC Court will hold a case management hearing. On December 2, 2026, the UPC Court will hold a hearing on the merits.
On February 13, 2026, GC Aesthetics Holdings (Brazil) Ltd (GCA (Brazil) filed a patent revocation lawsuit against ELSA in the Business & Property Court of England & Wales, Chancery Division, Patents Court, in England, United Kingdom (the UK Court), alleging that ELSA’s Patent No. EP (UK) 3 107 487 B (UK Patent) is invalid. On April 28, 2026, the Company served a defense against GCA (Brazil) and a counterclaim against four separate GCA defendants, or GCA Defendants, alleging that the GCA Defendants infringe ELSA’s UK Patent. This matter is in the discovery, or disclosure, phase. Expert evidence is due in November 2026. In April 2027, the UK Court will conduct a liability trial on the merits.
The Company is currently unable to predict the ultimate outcome of these matters. Legal proceedings, including claims regarding potential infringement or misappropriation of intellectual property, often involve complex, technical issues and have outcomes that require judgments, estimates and involve inherent uncertainties. Given the inherent uncertainties associated with legal proceedings, there can be no assurance that these matters, or any future legal proceedings, will be resolved in a manner that does not adversely affect the Company’s business, financial condition, results of operations, or cash flows.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES

None.
ITEM 5. OTHER INFORMATION
Insider Trading Arrangements
On May 27, 2026, Edward J. Schutter, a member of our Board of Directors, adopted a Rule 10b5-1 trading plan pursuant to which up to 15,000 common shares may be sold in accordance with the trading plan’s specifications. The plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The shares subject to the plan will sell starting on August 25, 2026 if a pre-established stock price threshold per share is met. The trading plan will expire once all of the shares have been sold or on December 31, 2026, whichever is earlier. Actual sale transactions will be disclosed publicly through Form 4 filings with the Securities and Exchange Commission, as required.
On June 12, 2026, Bryan Slotkin, a member of our Board of Directors, adopted a Rule 10b5-1 trading plan pursuant to which up to 13,422 common shares may be sold in accordance with the trading plan’s specifications. The plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The shares subject to the plan will sell starting on September 14, 2026 if a pre-established stock price threshold per share is met. The trading plan will expire once all of the shares have been sold or on May 21, 2027, whichever is earlier. Actual sale transactions will be disclosed publicly through Form 4 filings with the Securities and Exchange Commission, as required.
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

ESTABLISHMENT LABS HOLDINGS INC.

		By:	/s/ Filippo “Peter” Caldini

Date:	August 7, 2026	Name:	Filippo “Peter” Caldini
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	August 7, 2026	By:	/s/ Cassandra “Sandra” Harris

		Name:	Cassandra “Sandra” Harris
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)
(Authorized Representative in the United States)