Form 10-Q
period 2026-09-30
ESTABLISHMENT LABS HOLDINGS INC.
filed 2026-11-06
CIK 1688757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
The number of the registrant’s common shares outstanding as of November 5, 2026 was 29,823,470.

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
Factors that could cause or contribute to these differences include, among others, unfavorable global economic and political conditions, including slower growth or recession, inflation, decreases in consumer spending power or confidence or trade wars; we have incurred losses to date, and our ability to achieve and maintain profitability depends on the commercial success of our Motiva Implants; if our available cash resources and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, we may seek to sell equity or convertible debt securities, enter into a credit facility or another form of third-party funding, or seek other debt financing; we have a limited operating history in the United States; our business depends on maintaining our brand and ongoing customer demand for our products and services; if we fail to compete effectively against our competitors, many of whom have greater resources than we have, our revenues and results of operations may be negatively affected; any disruption at our existing facilities could adversely affect our business and operating results; we may fail to maintain and develop our direct sales force, and our revenues and financial outcomes could suffer as a result, and our direct sales personnel may not effectively sell our products; if we are unable to educate clinicians on the safe, effective and appropriate use of our products and designed surgeries, we may experience unsatisfactory patient outcomes, negative publicity and increased claims of product liability and may be unable to achieve our expected growth; our success depends, in part, on our ability to continue to enhance our existing products and services and develop or commercialize new products and services that respond to customer needs and preferences, which we expect to require us to incur significant expenses; delays or failure to obtain necessary clearances or approvals would adversely affect our ability to grow our business; compliance with ongoing regulatory obligations and continued regulatory review may result in significant additional expense and subject us to penalties if we have to comply with applicable regulatory requirements; the medical technology industry is complex and intensely regulated at the federal, state, and local levels, and government authorities may determine that we have failed to comply with applicable laws or regulations; if our single-source supplier were to increase prices for this raw material or experience interruptions in its ability to supply us with this raw material, our business, financial condition and results of operations could be adversely affected; we have significant exposure to the economic and political situations in emerging market countries; pandemics, epidemics, or other public health crises may adversely affect our business and financial results in the future; adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our liquidity and financial performance; our results of operations have been in the past, and could be in the future, adversely affected by fluctuations in currency rates; negative publicity concerning our products or our competitors’ products, including due to product defects or recalls and any resulting litigation, or long-term safety impacts, could harm our reputation and reduce demand for silicone breast implants, either of which could adversely impact our financial results and/or share price; news coverage in recent years has called into question the long-term safety of breast implants, including through reports of breast implant-associated anaplastic large cell lymphoma linked to our competitors’ products which have led to regulatory actions regarding macrotextured devices in several countries and the worldwide recall of one of our competitor’s macrotextured implants and tissue expanders. These events and reports of other forms of cancer, including squamous cell carcinoma and various lymphomas, from breast implant products may lead to a reduction in the demand for silicone breast implants and could adversely affect our business; the medical device industry is characterized by patent litigation, and we could become subject to litigation or other proceedings to protect or enforce our intellectual property rights that could be costly, result in the diversion of management’s time and efforts, require us to pay damages or prevent us from marketing our existing or future products; and those risks and uncertainties discussed in Part I, Item 1A. “Risk Factors” in our Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 27, 2026, as such risk factors may be amended, updated or superseded from time to time by our subsequent filings with the SEC. The risks and uncertainties included herein are not exhaustive, and additional factors could adversely affect our business and financial performance. We operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
We are not undertaking any obligation to update any forward-looking statements, except as required by law. Accordingly, investors should use caution in relying on past forward-looking statements, which speak only as of the date they are made.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$75,812	$75,572
Accounts receivable, net of allowance of credit losses of $6.5 million and $6.8 million at September 30, 2026 and December 31, 2025, respectively	77,920	77,497
Inventory	85,012	85,611
Prepaid expenses and other current assets	16,975	11,260
Total current assets	255,719	249,940
Long-term assets:
Property and equipment, net of accumulated depreciation and amortization of $29.6 million and $26.2 million at September 30, 2026 and December 31, 2025, respectively	73,307	75,615
Goodwill	1,209	1,209
Intangible assets, net of accumulated amortization of $13.6 million and $11.9 million at September 30, 2026 and December 31, 2025, respectively	9,295	9,942
Right-of-use operating lease assets, net	3,341	4,339
Other non-current assets	16,005	16,122
Total assets	$358,876	$357,167
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$36,745	$43,109
Accrued liabilities	20,982	18,856
Other liabilities, short-term	13,884	20,177
Total current liabilities	71,611	82,142
Long-term liabilities:
Note payable, net	267,820	247,522
Operating lease liabilities, long-term	1,709	2,820
Other liabilities, long-term	2,142	1,136
Total liabilities	343,282	333,620
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common shares — zero par value, unlimited amount authorized; 30,228,606 and 29,713,024 shares issued at September 30, 2026 and December 31, 2025, respectively; 29,820,536 and 29,304,954 shares outstanding at September 30, 2026 and December 31, 2025, respectively	451,299	433,378
Additional paid-in-capital	95,249	87,624
Treasury shares, at cost, 408,070 shares held at September 30, 2026 and December 31, 2025	(2,854)	(2,854)
Accumulated deficit	(531,595)	(495,756)
Accumulated other comprehensive income	3,495	1,155
Total shareholders’ equity	15,594	23,547
Total liabilities and shareholders’ equity	$358,876	$357,167

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$71,993	$53,782	$199,412	$146,459
Cost of revenue	22,279	16,086	59,652	45,683
Gross profit	49,714	37,696	139,760	100,776
Operating expenses:
Sales, general and administrative	48,023	37,166	138,533	121,041
Research and development	4,313	4,555	14,650	14,813
Total operating expenses	52,336	41,721	153,183	135,854
Loss from operations	(2,622)	(4,025)	(13,423)	(35,078)
Interest income	45	48	107	389
Interest expense	6,809	6,203	20,931	18,012
Other (income) loss, net	711	542	686	(6,594)
Loss before income taxes	(10,097)	(10,722)	(34,933)	(46,107)
Provision for income taxes	612	424	906	2,342
Net loss	$(10,709)	$(11,146)	$(35,839)	$(48,449)

Basic and diluted net loss per share	$(0.35)	$(0.38)	$(1.19)	$(1.64)
Weighted average outstanding shares used for basic and diluted net loss per share	30,430,805	29,622,101	30,169,317	29,554,809

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(10,709)	$(11,146)	$(35,839)	$(48,449)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	1,338	1,800	2,340	(1,858)
Other comprehensive income (loss)	1,338	1,800	2,340	(1,858)
Comprehensive loss	$(9,371)	$(9,346)	$(33,499)	$(50,307)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Shareholders’ Equity
(In thousands, except share data)
(Unaudited)

	Common Shares		Treasury Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2026	29,713,024	$433,378	(408,070)	$(2,854)	$87,624	$(495,756)	$1,155	$23,547
Issuance of common shares in lieu of cash compensation	1,716	97	—	—	—	—	—	97
Stock option exercises	32,607	1,008	—	—	—	—	—	1,008
Share-based compensation	56,385	56	—	—	2,947	—	—	3,003
Shares withheld to cover income tax obligation upon vesting of restricted stock	(10,651)	(10)	—	—	(692)	—	—	(702)
Foreign currency translation gain	—	—	—	—	—	—	1,212	1,212
Net loss	—	—	—	—	—	(13,382)	—	(13,382)
Balance at March 31, 2026	29,793,081	434,529	(408,070)	(2,854)	89,879	(509,138)	2,367	14,783
Issuance of common shares in lieu of cash compensation	1,131	97	—	—	—	—	—	97
Stock option exercises	367,885	15,922	—	—	—	—	—	15,922
Share-based compensation	43,018	43	—	—	2,995	—	—	3,038
Shares withheld to cover income tax obligation upon vesting of restricted stock	(3,992)	(4)	—	—	(271)	—	—	(275)
Foreign currency translation loss	—	—	—	—	—	—	(210)	(210)
Net loss	—	—	—	—	—	(11,748)	—	(11,748)
Balance at June 30, 2026	30,201,123	$450,587	(408,070)	$(2,854)	$92,603	$(520,886)	$2,157	$21,607
Issuance of common shares in lieu of cash compensation	1,458	94	—	—	—	—	—	94
Stock option exercises	17,552	610	—	—	—	—	—	610
Share-based compensation	11,068	11	—	—	2,843	—	—	2,854
Shares withheld to cover income tax obligation upon vesting of restricted stock	(2,595)	(3)	—	—	(197)	—	—	(200)
Foreign currency translation gain	—	—	—	—	—	—	1,338	1,338
Net loss	—	—	—	—	—	(10,709)	—	(10,709)
Balance at September 30, 2026	30,228,606	$451,299	(408,070)	$(2,854)	$95,249	$(531,595)	$3,495	$15,594

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

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(35,839)	$(48,449)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,334	7,078
Provision (recoveries) for credit losses	(213)	2,774
Share-based compensation	9,183	8,819
Loss (gain) from disposal of property and equipment	442	56
Unrealized foreign currency loss (gain), net	3,575	(10,012)
Amortization of right-of-use asset	697	626
Non-cash loss on contract termination	—	543
Non-cash interest expense, amortization of debt discount and debt issuance costs	11,837	2,558
Changes in operating assets and liabilities:
Accounts receivable	(721)	(4,996)
Inventory	2,082	(5,949)
Prepaid expenses and other current assets	(3,040)	308
Other assets	116	462
Accounts payable	(6,383)	(4,938)
Accrued liabilities	1,773	2,539
Operating lease liabilities	(508)	(595)
Other liabilities	(3,549)	(1,552)
Net cash used in operating activities	(13,214)	(50,728)
Cash flows from investing activities:
Purchases of property and equipment	(6,396)	(4,225)
Cash used in business acquisitions, net of cash acquired	—	(307)
Cost incurred for intangible assets	(1,839)	(835)
Net cash used in investing activities	(8,235)	(5,367)
Cash flows from financing activities:
Borrowings under Oaktree credit agreement	265,000	24,500
Repayment of Oaktree credit agreement	(246,367)	—
Payment of financing fees, Oaktree debt	(10,006)	—
Borrowings on short-term notes payable	—	10,000
Repayments of short-term notes payable for insurance premium financing	(2,490)	—
Proceeds from stock option exercises	17,540	383
Tax payments related to shares withheld upon vesting of restricted stock	(1,177)	(503)
Net cash provided by financing activities	22,500	34,380
Effect of exchange rate changes on cash and cash equivalents	(811)	1,992
Net increase (decrease) in cash and cash equivalents	240	(19,723)
Cash and cash equivalents at beginning of period	75,572	90,347
Cash and cash equivalents at end of period	$75,812	$70,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Supplemental disclosures of non-cash investing and financing activities:
Unpaid balance for property and equipment	$542	$365
Unpaid balance for intangible assets	$650	$440
Equity consideration in a business acquisition	$—	$3,556
Contingent consideration payable related to a business acquisition	$—	$931
Consideration payable related to business acquisition	$—	$197
Issuance of common shares to settle contract termination	$—	$1,320
Exit fee obligations for Oaktree debt	$2,749	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ESTABLISHMENT LABS HOLDINGS INC.
Notes to the Condensed Consolidated Financial Statements
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
Unaudited Interim Condensed Consolidated Financial Information
The accompanying interim condensed consolidated financial statements as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025, and the related interim information contained within the notes to the condensed consolidated financial statements, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary to state fairly the Company’s financial position as of September 30, 2026, and the results of its operations and cash flows for the nine months ended September 30, 2026 and 2025. Such adjustments are of a normal and recurring nature. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full fiscal year 2026, or for any future period.
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

ESTABLISHMENT LABS HOLDINGS INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Revenue
Revenue was generated in these primary geographic markets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
OUS*	$45,962	$41,906	129,093	$118,236
US	26,031	11,876	70,319	28,223
Total revenue	$71,993	$53,782	$199,412	$146,459

* Includes all geographies outside of the United States.
Inventory, Net

	September 30, 2026	December 31, 2025
	(in thousands)
Raw materials	$38,651	$35,161
Work in process	2,651	2,842
Finished goods	43,710	47,608
Total inventory, net	$85,012	$85,611

As of September 30, 2026 and December 31, 2025, $20.7 million and $14.1 million of inventory was on consignment, respectively.
Recent Accounting Standards
Periodically, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.
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

ESTABLISHMENT LABS HOLDINGS INC.
Notes to the Condensed Consolidated Financial Statements
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
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy at September 30, 2026:

Fair Value Measurements at September 30, 2026
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

ESTABLISHMENT LABS HOLDINGS INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments as follows:

Acquisition-related Contingent Consideration
(in thousands)
Balance at December 31, 2025	$4,474
Reclassification	—
Settlement	(4,494)
Change in fair value	20
Balance at September 30, 2026	$—

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

ESTABLISHMENT LABS HOLDINGS INC.
Notes to the Condensed Consolidated Financial Statements
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
As of September 30, 2026, the effective interest rate under the Amended Credit Agreement was 9.7%. For the period following the Closing Date through September 30, 2026, the Company elected to pay interest in kind, or PIK, on 100% of the cash interest payment resulting in a step-up cash interest rate charge of 0.5%. The election is available quarterly through April 30, 2027. The Company incurred $6.5 million and $6.0 million in interest expense under the Amended Credit Agreement during the three months ended September 30, 2026 and 2025, respectively, and $19.7 million and $17.7 million in interest expense during the nine months ended September 30, 2026 and 2025, respectively. No principal payments are due on the New Term Loans until the final maturity date on April 30, 2031.
As of September 30, 2026, $277.7 million was outstanding under the Amended Credit Agreement representing the initial principal of $265.0 million for the Tranche E Term Loan, PIK of $9.9 million accrued into the principal

ESTABLISHMENT LABS HOLDINGS INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
balance, and the $2.7 million exit fee obligation to be paid upon exiting the facility. The exit obligation is also included in the net unamortized issuance costs and encompassed in the effective interest method.
The Company recorded the debt arrangements on the condensed consolidated balance sheets as follows:

	September 30, 2026	December 31, 2025
	(in thousands)
Outstanding debt balance, including capitalized PIK interest	$277,692	$246,367
Accrued prepayment premium (Net unamortized issuance costs)	(9,872)	1,155
Net carrying value	$267,820	$247,522

As of September 30, 2026, the Company was in compliance with all financial debt covenants.
Inventory Funding Agreement
The Company signed an Inventory Funding Agreement, or Funding Agreement, on May 23, 2025, with RTW Master Fund, LTD., RTW Innovation Master Fund, LTD., and RTW Biotech Opportunities Operating LTD, collectively referred to as the Funding Providers, and RTW Investments, LP, as the funding representative, to finance purchases of silicone raw material to support the manufacture of Motiva Implants in an aggregate amount not to exceed $10.0 million in a funding period. Under the Funding Agreement, the Funding Providers will finance, upon request, eligible invoices at a 12.0% annual interest rate for an initial four-month term, or a later date if agreed by the Funding Providers in writing in their sole discretion. The Company drew $5.0 million at each of June 20, 2025 and September 26, 2025 and recorded this liability in “Other Liabilities, Short-Term”. On September 25, 2025, the Funding Agreement was amended to extend the due date for the amount received in June 2025 to May 15, 2026 and upon amending the Oak Tree Credit Agreement, the due date was further extended to January 15, 2027.

5.    Net Loss Per Share
The following table summarizes the computation of basic and diluted net loss per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands, except share and per share data)
Numerator:
Net loss	$(10,709)	$(11,146)	$(35,839)	$(48,449)
Denominator:
Weighted average common shares used for basic and diluted net loss per share	30,430,805	29,622,101	30,169,317	29,554,809
Net loss per share:
Basic and diluted	$(0.35)	$(0.38)	$(1.19)	$(1.64)

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
If the Company reports a net loss, diluted net loss per share is the same as basic net loss per share for those

ESTABLISHMENT LABS HOLDINGS INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
periods because including the dilutive securities would be anti-dilutive.
The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares:

	Nine Months Ended September 30,
	2026	2025
Options to purchase common shares	1,043,202	1,657,833
Shares issuable on vesting of grants of RSUs	330,037	332,651
Total potentially dilutive shares outstanding	1,373,239	1,990,484

6.    Related Party Transactions
During the nine months ended September 30, 2026 and 2025, the Company recorded revenue of $0.8 million and $1.1 million, respectively, for product sales to Herramientas Medicas, S.A., a distribution company owned by a family member of a former member of the Company’s Board of Directors and the Company’s former Chief Executive Officer, Juan José Chacón Quirós. Accounts receivable owed to the Company from this distribution company amounted to approximately $0.4 million as of both September 30, 2026 and December 31, 2025, respectively.
In June 2026, the Company entered into a Consulting and Royalty Agreement with Dr. Manuel Chacón Quirós, a family member of a former member of the Company’s Board of Directors and the Company’s former Chief Executive Officer, Juan José Chacón Quirós. Under the agreement, effective January 1, 2026, Dr. Chacón Quirós provides consulting, advisory, educational, and clinical support services and is entitled to receive royalty payments equal to 1% of annual net sales of qualifying Preservé products, subject to contractual terms and annual caps. The Company recorded expenses of $0.1 million for royalties to Dr. Chacón Quirós during the nine months ended September 30, 2026.
On April 24, 2026, the Company granted a stock option award to Mr. Lewin, Chairman of the Company’s Board of Directors, of 19,561 options with a grant date fair value of $0.7 million for consulting services.
7.     Commitments and Contingencies
Contingencies
Periodically, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of September 30, 2026 and December 31, 2025, contingent liabilities were not material, individually or in the aggregate, to the Company’s financial condition, results of operations or cash flows. However, any monetary liability or financial impact to the Company from these contingent liabilities could differ materially from the Company’s expectations.
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

ESTABLISHMENT LABS HOLDINGS INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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
In September 2024, we received FDA approval to sell Motiva Implants in the United States.
Recent Developments
Regulatory and Operational Updates
On October 14, 2026, the Company announced a new supply agreement with its sole medical-grade silicone supplier, NuSil Technology LLC, to support long-term manufacturing capacity and future growth.
On the October 5, 2026, the Company announced it received U.S. Food and Drug Administration (“FDA”) approval for additional smaller Motiva implant sizes, expanding the range of options available to U.S. surgeons and patients.
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
Financial Highlights
Our revenue for the nine months ended September 30, 2026 and 2025 was $199.4 million and $146.5 million, respectively, an increase of $53.0 million, or 36.2%. Net losses were $35.8 million for the nine months ended September 30, 2026 as compared to $48.4 million for the nine months ended September 30, 2025. As of September 30, 2026, we had an accumulated deficit of $531.6 million.
Our cash balance as of September 30, 2026 was $75.8 million.

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

Consolidated Results of Operations
The following table sets forth our results of operations for the periods presented, in dollars:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(unaudited) (in thousands)
Revenue	$71,993	$53,782	$199,412	$146,459
Cost of revenue	22,279	16,086	59,652	45,683
Gross profit	49,714	37,696	139,760	100,776
Operating expenses:
Sales, general and administrative	48,023	37,166	138,533	121,041
Research and development	4,313	4,555	14,650	14,813
Total operating expenses	52,336	41,721	153,183	135,854
Loss from operations	(2,622)	(4,025)	(13,423)	(35,078)
Interest expense	6,809	6,203	20,931	18,012
Other (income) loss, net	666	494	579	(6,983)
Loss before income taxes	(10,097)	(10,722)	(34,933)	(46,107)
Provision for income taxes	612	424	906	2,342
Net loss	$(10,709)	$(11,146)	$(35,839)	$(48,449)

Comparison of Three Months Ended September 30, 2026 and 2025

	Three Months Ended September 30,
	2026	2025
	(unaudited) (in thousands)
Revenue	$71,993	$53,782
Cost of revenue	22,279	16,086
Gross profit	$49,714	$37,696
Gross margin	69.1%	70.1%

Revenue
Revenue increased $18.2 million, or 33.9%, to $72.0 million for the three months ended September 30, 2026 as compared to $53.8 million for the three months ended September 30, 2025. The increase was primarily due to a $14.2 million increase in sales in the United States and a $4.1 million increase in sales outside of the United States.
Cost of Revenue and Gross Margin
Cost of revenue increased $6.2 million, or 38.5%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase in cost of revenue was generally consistent with the increase in revenue, except as described below.
Gross margin decreased to 69.1% for the three months ended September 30, 2026 as compared to 70.1% for the three months ended September 30, 2025. The decrease was primarily attributable to inventory charges associated with restructuring activities and a higher mix of lower margin distributor sales outside of the United States, and both partially offset by continued growth in the United States and the related revenue from our minimally invasive product portfolio.
Operating Expenses

	Three Months Ended September 30,
	2026	2025
	(unaudited) (in thousands)
Sales, general and administrative	$48,023	$37,166
Research and development	4,313	4,555
Total operating expenses	$52,336	$41,721

Sales, General and Administrative Expense
Sales, general and administrative, or SG&A, expense increased $10.9 million, or 29.2%, to $48.0 million for the three months ended September 30, 2026, compared to $37.2 million for the three months ended September 30, 2025. The increase in SG&A was primarily due to a $3.7 million increase in personnel costs, a $2.5 million increase in freight costs associated with higher revenue, a $1.8 million increase in sales and marketing expense, a $1.4 million increase in sales commissions associated with higher revenues, $1.5 million in restructuring activities and a $0.9 million increase in legal fees related to litigation matters, partially offset by a $0.7 million decrease in bad debt expense.

Research and Development Expense
Research and development, or R&D, expense was relatively consistent at $4.3 million for the three months ended September 30, 2026, compared to $4.6 million for the three months ended September 30, 2025.
Interest Expense
Interest expense for the three months ended September 30, 2026 was $6.8 million as compared to $6.2 million for the three months ended September 30, 2025. The increase was primarily due to an increase in debt associated with the Amended Credit Agreement.
Provision for Income Taxes
Provision for income taxes increased $0.2 million, or 44.3%, to $612 thousand for the three months ended September 30, 2026, compared to $0.4 million for the three months ended September 30, 2025. The change in the provision for income taxes is primarily due to the increase in pre-tax income in certain U.S. and foreign jurisdictions.
Other (Income) Expense, Net
Other (income) expense, net, changed $0.2 million to a loss of $0.7 million for the three months ended September 30, 2026, compared to a loss of $0.5 million for the three months ended September 30, 2025. The change was primarily due to foreign currency fluctuations of the euro and the Brazilian real as compared to the U.S. dollar in the third quarter of 2026 compared to the third quarter of 2025, resulting in a foreign currency transaction loss of $0.3 million for the three months ended September 30, 2026, the majority of which remains unrealized, compared to $0.4 million of loss for the three months ended September 30, 2025. Interest income was consistent period over period.
Comparison of Nine Months Ended September 30, 2026 and 2025

	Nine Months Ended September 30,
	2026	2025
	(unaudited) (in thousands)
Revenue	$199,412	$146,459
Cost of revenue	59,652	45,683
Gross profit	$139,760	$100,776
Gross margin	70.1%	68.8%

Revenue
Revenue increased $53.0 million, or 36.2%, to $199.4 million for the nine months ended September 30, 2026 as compared to $146.5 million for the nine months ended September 30, 2025. The increase was primarily due to a $42.1 million increase in sales in the United States and a $10.9 million increase in sales outside of the United States.
Cost of Revenue and Gross Margin
Cost of revenue increased $14.0 million, or 30.6%, to $59.7 million for the nine months ended September 30, 2026 compared to $45.7 million for the nine months ended September 30, 2025. The increase in cost of revenue was primarily driven by higher revenue.
Gross margin increased to 70.1% for the nine months ended September 30, 2026 compared to 68.8% for the nine months ended September 30, 2025. The increase was primarily attributable to a more favorable geographic sales mix, driven by higher selling prices on sales within the United States, direct market expansion outside the United States and increased revenue from our minimally invasive product portfolio partially offset by an increase in inventory charges related to restructuring activities.

Operating Expenses

	Nine Months Ended September 30,
	2026	2025
	(unaudited) (in thousands)
Sales, general and administrative	$138,533	$121,041
Research and development	14,650	14,813
Total operating expenses	$153,183	$135,854

Sales, General and Administrative Expense
SG&A expense increased $17.5 million, or 14.5%, to $138.5 million for the nine months ended September 30, 2026, compared to $121.0 million for the nine months ended September 30, 2025. The increase in SG&A was primarily due to a $1.9 million increase in professional fees associated with the Amended Credit Agreement, a $2.5 million increase in sales commissions associated with higher revenue, a $3.0 million increase in legal fees related to litigation matters, a $7.6 million increase in personnel costs, $1.5 million in restructuring activities and a $3.7 million increase in freight costs associated with higher revenues, partially offset by a $1.5 million decrease in sales and marketing expense and a $2.6 million decrease in bad debt expense.
Research and Development Expense
R&D expense remained consistent at $14.7 million for the nine months ended September 30, 2026, compared to $14.8 million for the nine months ended September 30, 2025.
Interest Expense
Interest expense was $20.9 million for the nine months ended September 30, 2026, compared to $18.0 million for the nine months ended September 30, 2025. The increase was primarily due to an increase in debt associated with the Amended Credit Agreement.
Provision for Income Taxes
Provision for income taxes decreased $1.4 million, or 61.3%, to $0.9 million for the nine months ended September 30, 2026, compared to $2.3 million for the nine months ended September 30, 2025. The change in the provision for income taxes is primarily due to a decrease in pre-tax income in certain foreign jurisdictions.
Other (Income) Expense, Net
Other (income) expense, net decreased $7.6 million to a loss of $0.6 million for the nine months ended September 30, 2026, compared to an income of $7.0 million for the nine months ended September 30, 2025. The decrease was primarily due to the foreign currency fluctuations of the Brazilian real and euro as compared to the U.S. dollar in fiscal 2026 and 2025, resulting in a foreign currency transaction loss of $1.3 million, the majority of which remains unrealized, for the nine months ended September 30, 2026, compared to $7.4 million of income for the nine months ended September 30, 2025. Interest income decreased $0.3 million.
Liquidity and Capital Resources
As of September 30, 2026, we had an accumulated deficit of $531.6 million. Since our inception, we have generated losses and expect to continue to generate losses in the near term. We have financed our operations through a combination of equity financings and debt financings and from cash generated from operations, primarily from the collection of accounts receivable resulting from sales. Our historical cash outflows have primarily been associated with cash used for operating activities such as expansion of our sales, marketing and distributor infrastructure, most recently in the United States, investing in inventory, R&D activities, asset acquisitions, capital improvements, including the expansion of our manufacturing facilities, and other working capital needs. As of September 30, 2026 and December 31, 2025, we had cash of $75.8 million and $75.6 million, respectively.

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
Per our Amended Credit Agreement, we must maintain a minimum liquidity of $30 million at all times, and our short-term liquidity requirements consist primarily of operating expenses and interest payments on the Amended Credit Agreement and other short-term borrowings. We believe that our available cash and cash from operations will be sufficient to satisfy our liquidity requirements for at least the next 12 months, including our contractual and other obligations summarized in our Annual Report on Form 10-K for the year ended December 31, 2025 under “Material Cash Requirements.” Our long-term liquidity needs consist primarily of operating expenses, including expected increases in SG&A and R&D expenses related to our clinical trials, regulatory compliance and product development and funds necessary to pay for the interest and principal payment on our New Term Loans (as defined above). Our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect.
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
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Nine Months Ended September 30,
	2026	2025
	(unaudited) (in thousands)
Net cash provided by (used in):
Operating activities	$(13,214)	$(50,728)
Investing activities	(8,235)	(5,367)
Financing activities	22,500	34,380
Effect of exchange rate changes on cash	(811)	1,992
Net increase (decrease) in cash	$240	$(19,723)

Net Cash Used in Operating Activities
Net cash used in operating activities of $13.2 million for the nine months ended September 30, 2026 was primarily comprised of a net loss of $35.8 million and a $10.2 million change in operating assets and liabilities, partially offset by $9.2 million of share-based compensation expense, $11.8 million of non-cash interest expense due to accretion of debt discounts, $7.3 million of non-cash depreciation and amortization expense, $3.6 million of unrealized foreign currency loss, and $0.7 million of right-of-use asset amortization.

Net cash used in operating activities of $50.7 million for the nine months ended September 30, 2025 was primarily comprised of a net loss of $48.4 million, $14.7 million change in operating assets and liabilities, and $10.0 million of unrealized foreign currency gain, partially offset by $8.5 million of share-based compensation expense, $7.1 million of non-cash depreciation and amortization expense, a $2.8 million change in allowance for credit losses, $2.6 million of non-cash interest expense due to accretion of debt discounts, $0.6 million of right-to-use asset amortization, a $0.5 million loss on contract termination, and $0.3 million in stock compensation in lieu of cash fees.
Net Cash Used in Investing Activities
Net cash used in investing activities of $8.2 million for the nine months ended September 30, 2026 primarily reflected $6.4 million in purchases of property and equipment at our Costa Rican entity.
Net cash used in investing activities of $5.4 million for the nine months ended September 30, 2025 primarily reflected $4.2 million in purchases of property and equipment, $0.8 million in costs incurred for intangible assets primarily driven by the development of an enterprise resource planning system for the U.S., and $0.3 million in cash paid related to business acquisitions of Motiva Benelux BV and Motiva NL BV.
Net Cash Provided by Financing Activities
Net cash provided by financing activities of $22.5 million for the nine months ended September 30, 2026 primarily reflected a $265.0 million in borrowings under the Amended Credit Agreement and $17.5 million in proceeds received for stock option exercises, partially offset by $246.4 million used to repay borrowings under the previous Credit Agreement, $10.0 million used for debt discount and debt issuance costs, a $2.5 million repayment of short-term notes payable for insurance premium financing and $1.2 million paid to satisfy tax withholding obligations upon the vesting of restricted stock.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk during the nine months ended September 30, 2026 has not materially changed from what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. See Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report at the reasonable assurance level.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Patent Litigation
On July 25, 2025, Silimed Industria de Implantes LTDA, or Silimed, filed a patent nullity lawsuit against Establishment Labs, S.A., a Costa Rica subsidiary of the Company, or ELSA, in the 1st Regional Federal Court (the Brazilian Federal Court), alleging that ELSA’s Patent No. BR112018072963-9 (the Process Patent), which is one of ELSA’s process patents concerning the manufacturing process for producing the surface architecture of its SmoothSilk silicone breast implants, is invalid. This matter will soon enter the expert witness phase. It is estimated that, around the middle of 2027, the Brazilian Federal Court will hold a hearing on the merits.
On August 1, 2025, ELSA filed a patent infringement lawsuit against Silimed in the 2nd Regional Court for Business Jurisdiction and Disputes Related to Arbitration, Sao Paulo, Brazil (the Brazilian State Court) alleging that Silimed infringes ELSA’s Process Patent. It is estimated that, around the middle of 2027, the Brazilian State Court will hold a hearing on the merits.
On October 30, 2025, ELSA filed a patent infringement lawsuit against GC Aesthetics ParentCo Limited, et al., or the GCA Group, in the Unified Patent Court, Brussels Local Division, Belgium (the UPC Court), alleging that GCA infringes ELSA’s Patent No. EP 3 107 487 B1 (the UPC Patent), which is one of ELSA’s patents concerning the surface architecture of its SmoothSilk silicone breast implants. On February 16, 2026, GCA filed a statement of defense and counterclaim alleging, among other things, that the GCA Group does not infringe the UPC Patent and ELSA’s UPC Patent should be revoked in relevant jurisdictions. On October 27, 2026, the UPC Court held a case management hearing. On December 2, 2026, the UPC Court will hold a hearing on the merits.
On February 13, 2026, GC Aesthetics Holdings (Brazil) Ltd (GCA (Brazil) filed a patent revocation lawsuit against ELSA in the Business & Property Court of England & Wales, Chancery Division, Patents Court, in England, United Kingdom (the UK Court), alleging that ELSA’s Patent No. EP (UK) 3 107 487 B (UK Patent) is invalid. On April 28, 2026, the Company served a defense against GCA (Brazil) and a counterclaim against four separate GCA defendants, or GCA Defendants, alleging that the GCA Defendants infringe ELSA’s UK Patent. This matter is in the expert evidence phase. In April 2027, the UK Court will conduct a liability trial on the merits.
The ultimate outcome of litigation is inherently uncertain, and the Company is currently unable to predict the ultimate outcome of these matters. Legal proceedings, including claims regarding potential infringement or misappropriation of intellectual property, often involve complex, technical issues and have outcomes that require judgments, estimates and involve inherent uncertainties. Given the inherent uncertainties associated with legal proceedings, there can be no assurance that these matters, or any future legal proceedings, will be resolved in a manner that does not adversely affect the Company’s business, financial condition, results of operations, or cash flows.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS
(a)     Exhibits.

Exhibit Number	Description of Exhibit	Incorporation by Reference
3.1	Memorandum and Articles of Association of the Registrant	Incorporated by reference from Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on May 31, 2023
10.1+	Amendment No. 3 to Master Supply Agreement, effective as of January 1, 2027, by and between Establishment Labs, S.A., and NuSil Technology LLC	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on October 15, 2026
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
+ Certain portions of the exhibit have been redacted in compliance with Item 601(b)(10) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESTABLISHMENT LABS HOLDINGS INC.

		By:	/s/ Filippo “Peter” Caldini

Date:	November 6, 2026	Name:	Filippo “Peter” Caldini
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	November 6, 2026	By:	/s/ Cassandra “Sandra” Harris

		Name:	Cassandra “Sandra” Harris
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)
(Authorized Representative in the United States)